Form 10-Q
period 2013-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2013-08-13
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35938

GLOBAL BRASS AND COPPER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1826563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

475 N. Martingale Road Suite 1050
Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 240-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 9, 2013, there were 21,110,000 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

June 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and par value data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$34,010	$13,862
Accounts receivable (net of allowance of $1,328 and $1,408 as of June 30, 2013 and December 31, 2012, respectively)	203,340	164,317
Inventories	199,549	174,378
Prepaid expenses and other current assets	25,092	12,141
Deferred income taxes	31,760	33,465
Income tax receivable, net	2,147	1,300

Total current assets	495,898	399,463
Property, plant and equipment, net	75,330	71,127
Investment in joint venture	2,168	2,972
Goodwill	4,399	4,399
Intangible assets, net	787	839
Deferred income taxes	6,826	6,138
Other noncurrent assets	16,794	17,755

Total assets	$602,202	$502,693

Liabilities and deficit
Current liabilities:
Accounts payable	$106,981	$81,577
Accrued liabilities	52,685	48,424
Accrued interest	3,395	3,287
Income tax payable	334	248

Total current liabilities	163,395	133,536
Long-term debt	431,000	389,522
Other noncurrent liabilities	27,678	27,436

Total liabilities	622,073	550,494

Commitments and contingencies (Note 13)	—	—
Global Brass and Copper Holdings, Inc. stockholders’ deficit:
Common stock—$.01 par value; 80,000,000 shares authorized; 21,110,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	211	211
Additional paid-in capital	29,452	—
Accumulated deficit	(53,897)	(48,153)
Accumulated other comprehensive income	587	1,466
Receivable from stockholder	—	(4,875)

Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	(23,647)	(51,351)
Noncontrolling interest	3,776	3,550

Total deficit	(19,871)	(47,801)

Total liabilities and deficit	$602,202	$502,693

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net sales	$461,478	$416,979	$906,440	$860,370
Cost of sales	409,778	369,858	807,824	763,295

Gross profit	51,700	47,121	98,616	97,075
Selling, general and administrative expenses (including non-cash profits interest expense of $29,271, $19,517, $29,271 and $19,517, respectively)	52,855	37,965	72,533	55,888

Operating (loss) income	(1,155)	9,156	26,083	41,187
Interest expense	9,959	10,209	19,834	19,958
Loss on extinguishment of debt	—	19,612	—	19,612
Other expense, net	4	398	191	709

(Loss) income before provision for (benefit from)income taxes and equity income	(11,118)	(21,063)	6,058	908
Provision for (benefit from) income taxes	6,461	(971)	12,503	7,227

Loss before equity income	(17,579)	(20,092)	(6,445)	(6,319)
Equity income, net of tax	508	201	860	475

Net loss	(17,071)	(19,891)	(5,585)	(5,844)
Less: Net income attributable to noncontrolling interest	61	114	159	168

Net loss attributable to
Global Brass and Copper Holdings, Inc.	$(17,132)	$(20,005)	$(5,744)	$(6,012)

Net loss attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$(0.81)	$(0.95)	$(0.27)	$(0.28)
Diluted	$(0.81)	$(0.95)	$(0.27)	$(0.28)
Weighted average common shares outstanding:
Basic	21,110,000	21,110,000	21,110,000	21,110,000
Diluted	21,110,000	21,110,000	21,110,000	21,110,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(17,071)	$(19,891)	$(5,585)	$(5,844)
Other comprehensive loss :
Foreign currency translation adjustment	(753)	(221)	(1,395)	(198)
Less: Income tax benefit on other comprehensive loss	(313)	(78)	(583)	(75)

Comprehensive loss	(17,511)	(20,034)	(6,397)	(5,967)
Less: Comprehensive income attributable to noncontrolling interest	110	119	226	190

Comprehensive loss attributable to Global Brass and Copper Holdings, Inc.	$(17,621)	$(20,153)	$(6,623)	$(6,157)

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in (Deficit) / Equity (Unaudited)

(In thousands)	Common stock	Additional paid-in capital	(Accumulated deficit) / Retained earnings	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ (deficit) /equity	Noncontrolling interest	Total (deficit) / equity
Balance at December 31, 2011	$211	$11,091	$68,718	$1,923	$(2,451)	79,492	$3,168	$82,660
Profits interest compensation	—	19,517	—	—	—	19,517	—	19,517
Distribution to stockholder	—	(30,608)	(129,392)	—	—	(160,000)	—	(160,000)
Amounts due from stockholder	—	—	—	—	(2,161)	(2,161)	—	(2,161)
Net (loss) income	—	—	(6,012)	—	—	(6,012)	168	(5,844)
Other comprehensive (loss) income, net of tax	—	—	—	(145)	—	(145)	22	(123)

Balance at June 30, 2012	$211	$—	$(66,686)	$1,778	$(4,612)	$(69,309)	$3,358	$(65,951)

(In thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	Noncontrolling interest	Total deficit
Balance at December 31, 2012	$211	$—	$(48,153)	$1,466	$(4,875)	$(51,351)	$3,550	$(47,801)
Profits interest compensation	—	29,271	—	—	—	29,271	—	29,271
Share-based compensation	—	181	—	—	—	181	—	181
Payment from stockholder	—	—	—	—	4,875	4,875	—	4,875
Net (loss) income	—	—	(5,744)	—	—	(5,744)	159	(5,585)
Other comprehensive (loss) income, net of tax	—	—	—	(879)	—	(879)	67	(812)

Balance at June 30, 2013	$211	$29,452	$(53,897)	$587	$—	$(23,647)	$3,776	$(19,871)

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net loss	$(5,585)	$(5,844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Lower of cost or market adjustment to inventory	318	—
Mark to market on commodity contracts	62	(1,204)
Mark to market on interest rate cap agreements	1	146
Depreciation	3,929	3,145
Amortization of intangible assets	52	60
Amortization of debt discount and issuance costs	1,230	3,368
Loss on extinguishment of debt	—	19,612
Profits interest compensation expense	29,271	19,517
Share-based compensation expense	181	—
Provision for bad debts, net of reductions	(104)	172
Deferred income taxes	1,528	(575)
Loss on sale of property, plant and equipment	9	3
Equity income, net of tax	(860)	(475)
Distributions from equity method investment	—	500
Change in assets and liabilities:
Accounts receivable	(38,726)	(31,680)
Inventories	(25,421)	6,065
Prepaid expenses and other current assets	(13,038)	5,395
Accounts payable	25,569	26,688
Accrued liabilities	4,274	(7,016)
Accrued interest	108	(721)
Income taxes, net	(768)	225
Other, net	42	(7,044)

Net cash (used in) provided by operating activities	(17,928)	30,337
Cash flows from investing activities
Capital expenditures	(8,305)	(7,222)
Proceeds from sale of property, plant and equipment	169	6

Net cash used in investing activities	(8,136)	(7,216)
Cash flows from financing activities
Deferred financing fees	—	(12,926)
Proceeds from senior secured notes	—	375,000
Payments on term loan	—	(310,875)
Borrowings on ABL Facility	229,787	81,586
Payments on ABL Facility	(188,309)	(30,913)
Distribution to stockholder	—	(160,000)
Net payment (amounts due) from stockholder	4,875	(2,161)

Net cash provided by (used in) financing activities	46,353	(60,289)
Effect of foreign currency exchange rates	(141)	(207)

Net increase (decrease) in cash	20,148	(37,375)
Cash at beginning of period	13,862	49,537

Cash at end of period	$34,010	$12,162

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

1. Basis of Presentation and Principles of Consolidation

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. GBC is a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. On May 29, 2013, the Company completed its initial public offering of 8,050,000 shares of its common stock (the “initial public offering” or “IPO”). The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS”. Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. After giving effect to the IPO, Halkos beneficially owns approximately 61.5% of the outstanding common stock of the Company. KPS Capital Partners, L.P. and its affiliates (“KPS”) are the majority shareholders of Halkos.

The Company is operated and managed through three distinct divisions which are also the Company’s reportable segments: Olin Brass, Chase Brass (“Chase”) and A.J. Oster (“Oster”).

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries in which the Company has a controlling interest. All significant intercompany accounts and transactions relative to wholly- and majority-owned subsidiaries have been eliminated. The equity method is used to account for investments in affiliated companies, 20% to 50% owned where the Company does not hold a controlling voting interest and does not direct the matters that most significantly impact the investee’s operations.

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting period. Actual amounts could differ from those estimates.

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2013. These interim financial statements should be read in conjunction with the December 31, 2012 consolidated financial statements of the Company, which were included in our Amendment No. 9 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 22, 2013.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Revision of Prior Period Financial Statements

During 2012, the Company identified immaterial errors in previously issued consolidated financial statements related to the three and six months ended June 30, 2012, which were corrected in the period identified, including:

1.	An error in the accounting for raw material in-transit was identified in the third quarter of 2012. Inventory was overstated by $811 as of June 30, 2012. Cost of sales was overstated by $50 and understated by $388 for the three and six months ended June 30, 2012, respectively.

2.	Duplicate accruals for the receipt of raw material were identified in the third quarter of 2012. Accounts payable was overstated by $1,396 as of June 30, 2012. Cost of sales was overstated by $1,007 for the three and six months ended June 30, 2012.

3.	An error in the accounting for workers’ compensation insurance related to the first quarter of 2012 was identified and originally corrected in the second quarter of fiscal 2012. Cost of sales was overstated by $298 for the three months ended June 30, 2012.

4.	An error in the accounting for insurance receivables for workers’ compensation was identified and originally corrected in the fourth quarter of 2012. Accounts receivable and accrued liabilities were understated by $984.

The Company assessed the materiality of all errors, individually and in the aggregate, on previously issued consolidated financial statements and concluded that the errors were not material to any of the Company’s previously issued financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

A summary of the revisions to the consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 is as follows:

	As Previously Reported	Adjustment	As Revised
	June 30, 2012
Consolidated Balance Sheet
Accounts receivable, net of allowance	$192,326	$984	$193,310
Inventories	180,815	(811)	180,004
Deferred income tax assets—current	28,079	1,264	29,343
Income tax receivable	4,996	(476)	4,520
Total current assets	429,443	961	430,404
Deferred income tax assets—noncurrent	19,917	(260)	19,657
Total assets	538,522	701	539,223
Accounts payable	105,981	(1,396)	104,585
Accrued liabilities	39,590	984	40,574
Total current liabilities	148,919	(412)	148,507
Total liabilities	605,586	(412)	605,174
Accumulated deficit	(67,799)	1,113	(66,686)
Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	(70,422)	1,113	(69,309)
Total deficit	(67,064)	1,113	(65,951)
Total liabilities and deficit	538,522	701	539,223

	Three Months Ended June 30, 2012
Consolidated Statement of Operations
Cost of sales	$371,213	$(1,355)	$369,858
Gross profit	45,766	1,355	47,121
Operating income	7,801	1,355	9,156
Loss before benefit from income taxes and equity income	(22,418)	1,355	(21,063)
Benefit from income taxes	(1,247)	276	(971)
Loss before equity income	(21,171)	1,079	(20,092)
Net loss	(20,970)	1,079	(19,891)
Net loss attributable to Global Brass and Copper Holdings, Inc.	(21,084)	1,079	(20,005)
Net loss attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$(1.00)	$0.05	$(0.95)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	As Previously Reported	Adjustment	As Revised
	Six Months Ended June 30, 2012
Consolidated Statement of Operations
Cost of sales	$763,914	$(619)	$763,295
Gross profit	96,456	619	97,075
Operating income	40,568	619	41,187
Income before provision for income taxes and equity income	289	619	908
Provision for income taxes	7,221	6	7,227
Loss before equity income	(6,932)	613	(6,319)
Net loss	(6,457)	613	(5,844)
Net loss attributable to Global Brass and Copper Holdings, Inc.	(6,625)	613	(6,012)
Net loss attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$(0.31)	$0.03	$(0.28)

	Three Months Ended June 30, 2012
Consolidated Statement of Comprehensive Loss
Net loss	$(20,970)	$1,079	$(19,891)
Comprehensive loss	(21,113)	1,079	(20,034)
Comprehensive loss attributable to Global Brass and Copper Holdings, Inc.	(21,232)	1,079	(20,153)

	Six Months Ended June 30, 2012
Consolidated Statement of Comprehensive Loss
Net loss	$(6,457)	$613	$(5,844)
Comprehensive loss	(6,580)	613	(5,967)
Comprehensive loss attributable to Global Brass and Copper Holdings, Inc.	(6,770)	613	(6,157)

	Six Months Ended June 30, 2012
Consolidated Statement of Changes in Deficit
Net loss	$(6,457)	$613	$(5,844)
Net loss attributable to Global Brass and Copper Holdings, Inc.	(6,625)	613	(6,012)
Accumulated deficit—Balance, June 30, 2012	(67,799)	1,113	(66,686)
Total Global Brass and Copper Holdings, Inc. stockholders’ deficit—Balance, June 30, 2012	(70,422)	1,113	(69,309)
Total deficit—Balance, June 30, 2012	(67,064)	1,113	(65,951)

Recently Issued and Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to provide disclosures about items that are required by U.S. GAAP to be reclassified from accumulated other comprehensive income (“AOCI”) to net income in their entirety in the same reporting period. The disclosure includes the amount of the reclassification and identifies the line item on the statement where net income is presented that is affected by the reclassification. For other items reclassified from AOCI, the disclosure cross-references to other disclosures where additional details about their effects are disclosed. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material effect on the Company’s consolidated financial statements and disclosures.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance does not amend existing guidance on when it is appropriate to offset. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements. The guidance is effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. The Company adopted this guidance in the first quarter of 2013 and has included the required disclosures in note 10, “Derivative Contracts”.

2. Inventories

The Company’s inventories are as follows:

	As of
	June 30, 2013	December 31, 2012
Raw materials and supplies	$37,111	$37,766
Work-in-process	83,811	69,286
Finished goods	78,627	67,326

Total inventories	$199,549	$174,378

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of raw material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprises approximately 72% and 70% of total inventory at June 30, 2013 and December 31, 2012, respectively. Other manufactured inventories, including the non-material components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. During the second quarter of 2013, the Company reduced the recorded value of inventory by $318. This non-cash, lower of cost or market adjustment was recorded in cost of sales in the accompanying consolidated statement of operations.

If all inventories had been valued at period-end market values, inventories would have been approximately $303,937 and $319,282 at June 30, 2013 and December 31, 2012, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

3. Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets are as follows:

	As of
	June 30, 2013	December 31, 2012
Collateral on deposit—commodity derivative contracts	$267	$767
Commodity derivative contracts	458	548
Deferred expense	12,003	—
Loss fund payments—workers’ compensation	6,883	6,968
Prepaid insurance	2,131	1,261
Prepaid tooling	1,604	764
Other	1,746	1,833

Total prepaid expenses and other current assets	$25,092	$12,141

4. Goodwill

On January 31, 2008, the Company, through its Chase reportable segment, acquired certain assets of the brass business of Bolton Metals Product Company (“Bolton”). As of June 30, 2013 and December 31, 2012, the carrying value of goodwill was $4,399. All goodwill is assigned to Chase, which is the Company’s applicable reporting unit for purposes of testing goodwill impairment. The Bolton acquisition is treated as an asset acquisition for tax purposes. As of June 30, 2013, $2,025 of goodwill is expected to be deductible for tax purposes.

5. Investment in Joint Venture

The Company owns a 50% interest in Dowa – Olin Metal Corporation (“Dowa”), a joint venture based in Japan. The Company accounts for Dowa under the equity method of accounting. Due to the timing of the receipt of available financial information, the results of Dowa are recorded on a one-month lag basis.

In November 2007, the equity investment in Dowa, which was purchased as part of the metals business acquired from Olin Corporation, was recorded at a carrying value of zero as a result of the bargain purchase event recognized under the purchase method of accounting for the acquisition, creating a negative basis difference of $9,416. Based on management’s estimate as to the underlying commercial utility of the alloys that Dowa manufactured and sold at the date of acquisition, the negative basis difference is being accreted on a straight-line basis over a 13-year period as an increase to equity earnings. Accretion of the negative basis difference of $181 was reflected in equity income, net of tax in the accompanying consolidated statements of operations for each of the three months ended June 30, 2013 and 2012 and $362 for each of the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, the remaining negative basis difference was $5,373 and $5,735, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

No cash dividends were received from Dowa during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company received cash dividends from Dowa of $500, which were recorded as a reduction in the Company’s investment in Dowa. During the three months ended June 30, 2013 and 2012, the Company recorded $508 and $201, respectively, of equity income, net of tax, including $181 of accretion of the negative basis difference in each period. During the six months ended June 30, 2013 and 2012, the Company recorded equity income, net of tax of $860 and $475, respectively, including $362 of accretion of the negative basis difference in each period. The undistributed earnings of Dowa in GBC’s retained earnings as of June 30, 2013 and December 31, 2012 totaled $922 and $62, respectively.

6. Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Deferred financing fees, net	$15,852	$17,082
Utility and other deposits	942	668
Interest rate cap agreements	—	1
Other	—	4

Total other noncurrent assets	$16,794	$17,755

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
	June 30, 2013	December 31, 2012
Personnel expense	$15,727	$20,872
Workers’ compensation	15,281	15,754
Deferred revenue	11,952	—
Professional fees	870	2,145
Insurance	2,150	2,253
Utilities	1,607	1,844
Taxes	1,097	1,745
Tooling	712	686
Other	3,289	3,125

Total accrued liabilities	$52,685	$48,424

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

8. Financing

Long-term debt consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
ABL Facility	$56,000	$14,522
Senior Secured Notes	375,000	375,000

Total long-term debt	$431,000	$389,522

Senior Secured Notes

On June 1, 2012, GBC issued $375,000 in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1, commencing on December 1, 2012.

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. All of the net assets of the subsidiaries are restricted except for $28,629, which are permitted dividend distributions under the Indenture.

Pursuant to a registration rights agreement, dated as of June 1, 2012, the Company is required to effect a registered offer to issue registered new notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that the Company issued in a private offering on June 1, 2012. Pursuant to the terms of the registration rights agreement, if the Company had not caused the registration statement for the exchange offer to become effective within 365 days after June 1, 2012, or otherwise failed to comply with the other deadlines in the registration rights agreement, the Company is required to pay additional interest on the Senior Secured Notes equal to 0.25% per annum for each 90 days it is in default, up to a maximum of 0.50% per annum (the “Additional Interest”).

As of June 1, 2013, the registration statement for the exchange offer had not yet become effective, and accordingly, the Company is now required to pay a default rate of 0.25% per annum in addition to the stated rate of 9.50%. The Company filed a Form S-4 Registration Statement under the Securities Act of 1933 on June 10, 2013 and a subsequent amended Form S-4 Registration Statement on July 24, 2013 with respect to the proposed exchange of the Senior Secured Notes. Upon completion of the exchange offer, the Company’s obligation to pay any future Additional Interest will terminate.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

ABL Facility

Concurrent with the issuance of the Senior Secured Notes, the Company amended the agreement governing its asset-based revolving loan facility (the “ABL Facility”).

The unused portion of the ABL Facility was $143,500 and $184,978 as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25% and 4.50%, respectively.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of June 30, 2013, the Company was in compliance with all of its covenants under the ABL Facility.

9. Income Taxes

The effective income tax rate, which is provision for (benefit from) income taxes as a percentage of income (loss) before provision for (benefit from) income taxes and equity income, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory provision rate	35.0%	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	(5.4%)	4.0%	19.2%	1.2%
Section 199 manufacturing credit	5.0%	(1.7%)	(16.4%)	(0.5%)
Return to provision adjustments / Uncertain tax positions	0.6%	3.1%	(2.5%)	(69.0%)
Non-deductible non-cash compensation	(92.0%)	(36.2%)	169.1%	838.2%
Other	(1.3%)	0.4%	2.0%	(9.0%)

Effective income tax rate	(58.1%)	4.6%	206.4%	795.9%

The “Non-deductible non-cash compensation” expense as described further in note 14, “Profits Interest Awards,” is not deductible in the Company’s tax returns and has been reflected as a permanent difference in the effective tax rate reconciliations above.

As of June 30, 2013 and December 31, 2012, the Company had $27,314 and $27,401 respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes were $16 and $15 for the three and six months ended June 30, 2013, respectively, and were reduced by $179 and $160 for the three and six months ended June 30, 2012, respectively, and are classified as a component of income tax expense in the accompanying consolidated statements of operations. Accrued interest and penalties as of June 30, 2013 and December 31, 2012 were $51 and $35, respectively, inclusive of the estimated interest and penalties mentioned above. The Company’s liability for uncertain tax positions of $27,365 and $27,436 at June 30, 2013 and December 31, 2012, respectively, are presented in other noncurrent liabilities.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The Company is subject to income taxation in several jurisdictions around the world. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it has adequately reserved for any potential tax exposures at June 30, 2013. The Internal Revenue Service completed its examination of the Corporation’s income tax returns through the period ended December 31, 2010. The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended September 30, 2010 and all subsequent periods remain open for audit.

10. Derivative Contracts

The Company maintains a metal, natural gas and electricity pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses and cash fluctuations that may arise from volatility of the commodity indices.

The Company’s commodity derivative contracts consist of delivery contracts matched in quantity, price and maturity to firm price sales orders, in circumstances where physical firm price metal is unavailable, in order to protect sales margins from metal price fluctuations between the firm price sale order date and shipment date.

The prices of natural gas and electricity can be particularly volatile. As a result, our natural gas and electricity costs may fluctuate dramatically. The Company attempts to mitigate short-term volatility in natural gas and electricity costs through the use of derivatives contracts in an effort to offset the effect of increasing costs.

The Company also utilized interest rate cap agreements in compliance with the requirement under its prior senior secured term loan credit facility (the “Term Loan Facility”) to provide that at least 50% of the term loan be subject to a fixed rate or interest rate protection for a period of not less than three years. In June 2012, the Term Loan Facility was repaid and retired. During 2010, the Company entered into three-year interest rate cap agreements that capped the interest rate on $300,000 of the aggregate principal outstanding. The interest rate cap agreements are not designated as an accounting hedge and changes in the fair value of the interest rate cap agreements are recorded as non-cash interest expense.

By using derivative contracts to limit exposures to fluctuations in metal, natural gas and electricity prices and interest rate movements, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in commodity price or interest rates. The Company manages the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company only executes derivative instruments with counterparties with investment-grade credit ratings. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative contracts, if any. If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The fair values of derivative contracts in the consolidated balance sheet include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of recognized derivative assets and liabilities, the net amounts presented in the consolidated balance sheet, and the net amounts after deducting collateral that has been deposited with counterparties:

	As of June 30, 2013
				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts	$1,953	$(1,574)	$379	$—	$—	$379
(334 contracts)
Open electricity contracts	79	—	79	—	—	79
(6 contracts)
Interest rate cap agreements	—	—	—	—	—	—
(2 contracts)

Total	$2,032	$(1,574)	$458	$—	$—	$458

Consolidated balance sheet location:
Prepaid expenses and other current assets		$458

Total		$458

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts	$1,574	$(1,574)	$—	$—	$—	$—
(218 contracts)

Total	$1,574	$(1,574)	$—	$—	$—	$—

Not included in the above table is $267 of collateral included in prepaid expenses and other current assets, which is because collateral is limited to the net amounts of assets or liabilities presented in the consolidated balance sheet.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	As of December 31, 2012
				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metals contracts	$603	$(224)	$379	$—	$—	$379
(208 contracts)
Open natural gas contracts	2	—	2	—	—	2
(6 contracts)
Open electricity contracts	169	(2)	167	—	—	167
(17 contracts)
Interest rate cap agreements	1	—	1	—	—	1
(2 contracts)

Total	$775	$(226)	$549	$—	$—	$549

Consolidated balance sheet location:
Prepaid expenses and other current assets		$548
Other noncurrent assets		1

Total		$549

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metals contracts	$224	$(224)	$—	$—	$—	$—
(85 contracts)
Open electricity contracts	2	(2)	—	—	—	—
(1 contract)

Total	$226	$(226)	$—	$—	$—	$—

Not included in the above table is $767 of collateral included in prepaid expenses and other current assets, which is because collateral is limited to the net amounts of assets or liabilities presented in the consolidated balance sheet.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales
Realized and unrealized gain (loss)—metal contracts	$634	$(606)	$651	$504
Realized and unrealized gain (loss)—natural gas contracts	—	34	(2)	69
Realized and unrealized (loss) gain—electricity contracts	(165)	147	(85)	(35)

Total	$469	$(425)	$564	$538

Interest expense
Unrealized loss—interest rate cap agreements	$—	$(12)	$(1)	$(146)

11. Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$379	$—	$379
Open electricity contracts	—	79	—	79

Total assets	$—	$458	$—	$458

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$379	$—	$379
Open natural gas contracts	—	2	—	2
Open electricity contracts	—	167	—	167
Interest rate cap agreements	—	1	—	1

Total assets	$—	$549	$—	$549

In accordance with ASC 820, the Company determines the fair value of its interest rate agreement and commodity derivative contracts using Level 2 inputs.

The Company’s metal, natural gas and electricity commodity derivative contracts are considered Level 2 as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All derivative commodity contracts have a set term of 24 months or less.

The Company’s interest rate cap agreements are considered Level 2 fair value measurements as the pricing is derived from discounting the future expected cash flows that would occur if variable interest rates rise above the strike rates of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities that are observable at commonly quoted intervals.

The Company does not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2013 or 2012.

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2013, the fair value of the Company’s Senior Secured Notes approximated $401,250. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

12. Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) are majority shareholders of Halkos. As of June 30, 2013, Halkos owned 61.5% of the outstanding shares of Holdings.

The Company and affiliates of KPS Funds entered into an agreement whereby affiliates of KPS Funds charge the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). In May 2013, in connection with the IPO, the Company terminated the Management Services Agreement prior to the expiration of the initial term and was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the Management Services

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Agreement. The Company paid $4,500 to the affiliates of KPS Funds related to the Company’s early termination and all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4,500 and $4,750 for the three and six months ended June 30, 2013, respectively, and $250 and $500 for the three and six months ended June 30, 2012, respectively. As of December 31, 2012, $250 of these charges were accrued for in accrued liabilities. Additionally, pursuant to the Management Services Agreement, the Company is required to reimburse the affiliates of KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were $7 and $18 for the three and six months ended June 30, 2013, respectively, and $21 and $62 for the three and six months ended June 30, 2012, respectively.

The Company and KPS Funds entered into an agreement dated October 18, 2011 whereby the KPS Funds agreed to reimburse the Company for specific incremental costs directly attributable to an offering of equity securities (the “KPS Reimbursement Obligation”). As of December 31, 2012, the Company had recorded $4,875 as a receivable from stockholder pertaining to the KPS Reimbursement Obligation. Pursuant to the completion of the Company’s initial public offering, KPS Funds reimbursed the Company all amounts owed in connection with the KPS Reimbursement Obligation.

13. Commitments and Contingencies

Environmental Considerations

The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such requirements. The Company employs responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements. Management expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. The Company determines its liability on a location by location basis and records a liability at the time it is deemed probable and can be reasonably estimated. The Company is currently not aware of any environmental matters which may have a material impact on the Company’s financial position, results of operations, or liquidity.

On November 19, 2007 (the date of inception of GBC), the Company acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify the Company for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at the Company’s properties, the Company could be required to assume responsibility for these activities, the cost of which could be material.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Insurance Coverage

The Company maintains Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $275 per occurrence for all GBC employees, except for employees of our Chase Brass division, which has a deductible of $100 per occurrence. The policy for our Chase Brass division also has a specific stop loss maximum resulting in the Company being responsible for paying the amount in excess of $2,000 per occurrence.

The Company is self-insured for workers’ compensation claims assumed from its predecessor company for activity prior to November 19, 2007. Workers’ compensation claims relating to activity after November 19, 2007 are covered by a loss funding insurance arrangement whereby the Company makes a fixed payment to the insurer which is used to pay submitted claims. The Company is self-insured for annual workers’ compensation costs relating to activity after November 19, 2007 of up to $500 per occurrence.

Legal Considerations

The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that none of its lawsuits are individually material or that the aggregate exposure of all of its lawsuits, including those that are probable and those that are only reasonably possible, is material to its financial condition, results of operations or cash flows.

14. Profits Interest Awards

Halkos has granted, pursuant to the Halkos Equity Plan, non-voting membership interests to select members of the Company’s management titled “Class B Shares.” The Class B Shares are profits interests in Halkos.

Certain members of the Company’s management may receive distributions from Halkos to the extent their Class B Shares were vested. During the six months ended June 30, 2013 and 2012, GBC executives received $8,902 and $19,517, respectively. These distributions were accounted for by GBC as non-cash compensation expense with a corresponding increase in additional paid-in capital in the period in which the distributions were determined to be probable.

In June 2013, Halkos modified the Halkos Equity Plan to (i) eliminate its right to acquire all or a portion of the Class B Shares for less than fair market value for certain specifically identified employees and (ii) eliminate its right to acquire all or a portion of the Class B Shares for less than fair market value upon either (a) voluntary termination of employment without good reason or (b) breach of confidentiality or non-compete provisions subsequent to terminating employment for all other Class B Share award recipients. This modification to the Halkos Equity Plan triggered the recognition of additional non-cash compensation expense reflecting the fair value of vested Class B Shares as of the date of modification of the Halkos Equity Plan. The observable market price of the Company’s publicly traded shares was used to determine the fair value of the Class B Shares. In June 2013, the Company recognized $20,369 of incremental non-cash compensation as a result of the modification.

15. Segment Information

The Company’s Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, the Company has determined that it has three reportable segments: Olin Brass, Chase and Oster.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Olin Brass is a leading manufacturer and converter of copper and brass sheet, strip and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless, carbon steel and aluminum. Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components.

Chase is a leading manufacturer of brass rod in North America. Chase primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase produces brass rod used in production applications which can be grouped into four primary end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

Oster is a processing distributor of copper and copper-alloy sheet, strip and foil. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. Oster’s products are used in three primary end markets: building and housing, automotive and electronics/electrical components.

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Segment Adjusted EBITDA.

Segment Adjusted EBITDA is an EBITDA based measure of operating performance, with EBITDA being defined by the Company as net income before depreciation and amortization, interest expense, and income taxes. The Company defines Segment Adjusted EBITDA as EBITDA further adjusted to remove the impacts of inventory values for LIFO and lower of cost or market charges, the cost of terminating certain collateral hedges, unrealized mark to market gains and losses on derivative instruments, non-cash compensation expense, share-based compensation expense, loss on extinguishment of debt and non-cash income accretion related to the Company’s joint venture investment, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations. Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments and the elimination of intercompany balances.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Below is a reconciliation of the Company’s Segment Adjusted EBITDA to income before provision for income taxes and equity income:

			Three Months Ended June 30,		Six Months Ended June 30,
			2013	2012	2013	2012
Net Sales, External Customers
Olin Brass			$216,500	$165,803	$403,065	$332,090
Chase			164,697	165,922	339,179	354,609
Oster			80,281	85,254	164,196	173,671

Total net sales, external customers			$461,478	$416,979	$906,440	$860,370

Intersegment Net Sales
Olin Brass			$14,210	$12,754	$28,548	$25,107
Chase			7	156	7	302
Oster			42	19	108	22

Total intersegment net sales			$14,259	$12,929	$28,663	$25,431

Segment Adjusted EBITDA
Olin Brass			$16,233	$13,062	$27,683	$23,751
Chase			18,954	17,251	37,835	37,191
Oster			4,303	5,208	8,853	10,428

Total segment adjusted EBITDA			39,490	35,521	74,371	71,370
Corporate and Other			(8,500)	(5,550)	(14,327)	(9,429)
Loss on extinguishment of debt			—	(19,612)	—	(19,612)
Depreciation and amortization			(2,072)	(1,681)	(3,981)	(3,205)
Interest expense			(9,959)	(10,209)	(19,834)	(19,958)
Equity method investment income	(A	)	(327)	(20)	(498)	(113)
Net income attributable to noncontrolling interest			61	114	159	168
Lower of cost or market adjustment to inventory			(318)	—	(318)	—
(Loss) gain on derivative contracts			(41)	(109)	(62)	1,204
Share-based compensation expense			(181)	—	(181)	—
Compensation expense—profits interest awards			(29,271)	(19,517)	(29,271)	(19,517)

(Loss) income before provision for (benefit from) income taxes and equity income			$(11,118)	$(21,063)	$6,058	$908

(A)	Excludes accretion income of $181 and $362 in each of the three and six months ended June 30, 2013 and 2012. Equity method investment income is exclusive to Olin Brass.

16. Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding and diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include stock options and nonvested share awards. Nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net loss attributable to Global Brass and Copper Holdings, Inc.	$(17,132)	$(20,005)	$(5,744)	$(6,012)
Denominator
Weighted-average common shares outstanding	21,110,000	21,110,000	21,110,000	21,110,000
Effect of potentially dilutive securities: Stock options and nonvested share awards	—	—	—	—

Weighted-average common shares outstanding, assuming dilution	21,110,000	21,110,000	21,110,000	21,110,000

Net loss attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$(0.81)	$(0.95)	$(0.27)	$(0.28)
Diluted	$(0.81)	$(0.95)	$(0.27)	$(0.28)

In the second quarter of 2013, the Company granted 104,444 options to purchase shares of common stock, 136,080 nonvested shares of restricted stock, and 98,441 nonvested performance-based shares to certain members of the Company’s management and its Board of Directors. For the three months and six months ended June 30, 2013, the dilutive effect of 8,555 shares and 4,278 shares, respectively, of nonvested restricted stock was excluded from the earnings per share calculation as they would be anti-dilutive given the loss in the periods.

17. Stock Split

On April 10, 2013 the Company’s Board of Directors authorized a 211,100-to-1 stock split to be effected after the effective date of the Company’s Form S-1 Registration Statement and prior to the completion of the Company’s initial public offering. On May 29, 2013 the Company completed its initial public offering of 8,050,000 shares of its common stock at a price of $11.00 per share. The share numbers and per share amounts disclosed in the consolidated financial statements and notes to consolidated financial statements have been retroactively adjusted to give effect to the stock split.

The balance sheets have been retroactively adjusted for the impact of the stock split by an increase to common stock of $211 with an offsetting charge to accumulated deficit.

18. Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in note 8, “Financing”. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries (which are set forth in

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

more detail in the Indenture) who guarantee or incur certain types of Permitted Debt under the Indenture (collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

Holdings is also a guarantor of the ABL Facility and substantially all of its 100%-owned U.S. subsidiaries are borrowers under, or guarantors of, the ABL Facility on a senior secured basis.

The following condensed consolidating financial information presents the financial position, results of operations, comprehensive income and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors and (5) eliminations to arrive at the information for the Company on a consolidated basis. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of the Parent, the Issuer, the Guarantors or the Non-Guarantors on a stand-alone basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Balance Sheet
	As of June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$34,457	$—	$4,207	$(4,654)	$34,010
Accounts receivable, net of allowance	—	4,815	182,082	16,443	—	203,340
Inventories	—	—	181,937	17,902	(290)	199,549
Prepaid expenses and other current assets	—	10,030	14,925	195	(58)	25,092
Deferred income taxes	—	31,760	—	—	—	31,760
Income tax receivable	—	2,147	—	—	—	2,147

Total current assets	—	83,209	378,944	38,747	(5,002)	495,898
Property, plant and equipment, net	—	985	73,999	346	—	75,330
Investment in joint venture	—	—	2,168	—	—	2,168
Investment in subsidiaries	—	591,583	19,336	—	(610,919)	—
Intercompany accounts	—	—	253,943	—	(253,943)	—
Goodwill	—	—	4,399	—	—	4,399
Intangible assets, net	—	—	787	—	—	787
Deferred income taxes	—	6,826	—	—	—	6,826
Other noncurrent assets	—	15,878	916	—	—	16,794

Total assets	$—	$698,481	$734,492	$39,093	$(869,864)	$602,202

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$290	$108,410	$3,283	$(5,002)	$106,981
Accrued liabilities	—	17,494	34,455	736	—	52,685
Accrued interest	—	3,395	—	—	—	3,395
Income taxes payable	—	39	44	251	—	334

Total current liabilities	—	21,218	142,909	4,270	(5,002)	163,395
Long-term debt	—	431,000	—	—	—	431,000
Other noncurrent liabilities	—	27,678	—	—	—	27,678
Obligations and advances in excess of investment in subsidiary	16,502	—	—	—	(16,502)	—
Intercompany accounts	7,145	235,087	—	11,711	(253,943)	—

Total liabilities	23,647	714,983	142,909	15,981	(275,447)	622,073

Commitments and contingencies	—	—	—	—	—	—
Global Brass and Copper Holdings, Inc. stockholder’s (deficit) / equity	(23,647)	(16,502)	591,583	19,336	(594,417)	(23,647)
Noncontrolling interest	—	—	—	3,776	—	3,776

Total (deficit) / equity	(23,647)	(16,502)	591,583	23,112	(594,417)	(19,871)

Total liabilities and (deficit) / equity	$—	$698,481	$734,492	$39,093	$(869,864)	$602,202

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Balance Sheet
	As of December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$8,537	$—	$5,446	$(121)	$13,862
Accounts receivable, net of allowance	—	4,630	144,533	15,154	—	164,317
Inventories	—	343	158,713	15,885	(563)	174,378
Prepaid expenses and other current assets	—	9,229	2,600	312	—	12,141
Deferred income taxes	—	33,465	—	—	—	33,465
Income tax receivable, net	—	1,656	—	—	(356)	1,300

Total current assets	—	57,860	305,846	36,797	(1,040)	399,463
Property, plant and equipment, net	—	1,154	69,646	327	—	71,127
Investment in joint venture	—	—	2,972	—	—	2,972
Investment in subsidiaries	—	522,912	19,850	—	(542,762)	—
Intercompany accounts	—	—	223,081	—	(223,081)	—
Goodwill	—	—	4,399	—	—	4,399
Intangible assets, net	—	—	839	—	—	839
Deferred income taxes	—	6,138	—	—	—	6,138
Other noncurrent assets	—	17,115	640	—	—	17,755

Total assets	$—	$605,179	$627,273	$37,124	$(766,883)	$502,693

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$1,398	$77,390	$2,910	$(121)	$81,577
Accrued liabilities	—	20,592	26,971	861	—	48,424
Accrued interest	—	3,287	—	—	—	3,287
Income taxes payable	—	248	—	356	(356)	248

Total current liabilities	—	25,525	104,361	4,127	(477)	133,536
Long-term debt	—	389,522	—	—	—	389,522
Other noncurrent liabilities	—	27,436	—	—	—	27,436
Obligations and advances in excess of investment in subsidiary	42,522	—	—	—	(42,522)	—
Intercompany accounts	8,829	205,218	—	9,597	(223,644)	—

Total liabilities	51,351	647,701	104,361	13,724	(266,643)	550,494

Commitments and contingencies	—	—	—	—	—	—
Global Brass and Copper Holdings, Inc. stockholder’s (deficit) / equity	(51,351)	(42,522)	522,912	19,850	(500,240)	(51,351)
Noncontrolling interest	—	—	—	3,550	—	3,550

Total (deficit) / equity	(51,351)	(42,522)	522,912	23,400	(500,240)	(47,801)

Total liabilities and (deficit) / equity	$—	$605,179	$627,273	$37,124	$(766,883)	$502,693

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$444,057	$25,522	$(8,101)	$461,478
Cost of sales	—	(415)	394,201	24,093	(8,101)	409,778

Gross profit	—	415	49,856	1,429	—	51,700
Selling, general and administrative expenses	4,802	24,512	22,840	701	—	52,855

Operating income (loss)	(4,802)	(24,097)	27,016	728	—	(1,155)
Interest expense	—	9,959	—	—	—	9,959
Other (income) expense, net	—	97	(213)	120	—	4

Income (loss) before provision for (benefit from) income taxes and equity income (loss)	(4,802)	(34,153)	27,229	608	—	(11,118)
Provision for (benefit from) income taxes	(1,848)	(4,553)	12,446	416	—	6,461

Income (loss) before equity income (loss)	(2,954)	(29,600)	14,783	192	—	(17,579)
Equity income (loss), net of tax	(14,178)	15,422	639	—	(1,375)	508

Net income (loss)	(17,132)	(14,178)	15,422	192	(1,375)	(17,071)
Less: Net income attributable to noncontrolling interest	—	—	—	61	—	61

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(17,132)	$(14,178)	$15,422	$131	$(1,375)	$(17,132)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$397,588	$24,807	$(5,416)	$416,979
Cost of sales	—	654	352,200	22,420	(5,416)	369,858

Gross profit (loss)	—	(654)	45,388	2,387	—	47,121
Selling, general and administrative expenses	440	17,459	19,389	677	—	37,965

Operating income (loss)	(440)	(18,113)	25,999	1,710	—	9,156
Interest expense	—	10,209	—	—	—	10,209
Loss on extinguishment of debt	—	19,612	—	—	—	19,612
Other (income) expense, net	—	530	67	(199)	—	398

Income (loss) before provision for (benefit from) income taxes and equity income (loss)	(440)	(48,464)	25,932	1,909	—	(21,063)
Provision for (benefit from) income taxes	(169)	(14,784)	14,300	(318)	—	(971)

Income (loss) before equity income (loss)	(271)	(33,680)	11,632	2,227	—	(20,092)
Equity income (loss), net of tax	(19,734)	13,946	2,314	—	3,675	201

Net income (loss)	(20,005)	(19,734)	13,946	2,227	3,675	(19,891)
Less: Net income attributable to noncontrolling interest	—	—	—	114	—	114

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(20,005)	$(19,734)	$13,946	$2,113	$3,675	$(20,005)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$872,130	$48,498	$(14,188)	$906,440
Cost of sales	—	116	777,054	44,842	(14,188)	807,824

Gross profit	—	(116)	95,076	3,656	—	98,616
Selling, general and administrative expenses	5,188	28,856	37,056	1,433	—	72,533

Operating income (loss)	(5,188)	(28,972)	58,020	2,223	—	26,083
Interest expense	—	19,834	—	—	—	19,834
Other (income) expense, net	—	187	(83)	87	—	191

Income (loss) before provision for (benefit from) income taxes and equity income (loss)	(5,188)	(48,993)	58,103	2,136	—	6,058
Provision for (benefit from) income taxes	(1,997)	(9,953)	23,690	763	—	12,503

Income (loss) before equity income (loss)	(3,191)	(39,040)	34,413	1,373	—	(6,445)
Equity income (loss), net of tax	(2,553)	36,487	2,074	—	(35,148)	860

Net income (loss)	(5,744)	(2,553)	36,487	1,373	(35,148)	(5,585)
Less: Net income attributable to noncontrolling interest	—	—	—	159	—	159

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(5,744)	$(2,553)	$36,487	$1,214	$(35,148)	$(5,744)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$829,135	$44,619	$(13,384)	$860,370
Cost of sales	—	(1,905)	738,120	40,464	(13,384)	763,295

Gross profit	—	1,905	91,015	4,155	—	97,075
Selling, general and administrative expenses	735	21,812	32,044	1,297	—	55,888

Operating income (loss)	(735)	(19,907)	58,971	2,858	—	41,187
Interest expense (income)	—	19,961	(3)	—	—	19,958
Loss on extinguishment of debt	—	19,612	—	—	—	19,612
Other (income) expense, net	—	597	251	(139)	—	709

Income (loss) before provision for (benefit from) income taxes and equity income (loss)	(735)	(60,077)	58,723	2,997	—	908
Provision for (benefit from) income taxes	(283)	(19,161)	26,662	9	—	7,227

Income (loss) before equity income (loss)	(452)	(40,916)	32,061	2,988	—	(6,319)
Equity income (loss), net of tax	(5,560)	35,356	3,295	—	(32,616)	475

Net income (loss)	(6,012)	(5,560)	35,356	2,988	(32,616)	(5,844)
Less: Net income attributable to noncontrolling interest	—	—	—	168	—	168

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(6,012)	$(5,560)	$35,356	$2,820	$(32,616)	$(6,012)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,132)	$(14,178)	$15,422	$192	$(1,375)	$(17,071)
Foreign currency translation adjustment, net of tax	(489)	(489)	(803)	(177)	1,518	(440)

Comprehensive income (loss)	(17,621)	(14,667)	14,619	15	143	(17,511)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	110	—	110

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(17,621)	$(14,667)	$14,619	$(95)	$143	$(17,621)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three Months Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(20,005)	$(19,734)	$13,946	$2,227	$3,675	$(19,891)
Foreign currency translation adjustment, net of tax	(148)	(148)	(227)	(520)	900	(143)

Comprehensive income (loss)	(20,153)	(19,882)	13,719	1,707	4,575	(20,034)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	119	—	119

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(20,153)	$(19,882)	$13,719	$1,588	$4,575	$(20,153)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,744)	$(2,553)	$36,487	$1,373	$(35,148)	$(5,585)
Foreign currency translation adjustment, net of tax	(879)	(879)	(1,462)	209	2,199	(812)

Comprehensive income (loss)	(6,623)	(3,432)	35,025	1,582	(32,949)	(6,397)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	226	—	226

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(6,623)	$(3,432)	$35,025	$1,356	$(32,949)	$(6,623)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Six Months Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,012)	$(5,560)	$35,356	$2,988	$(32,616)	$(5,844)
Foreign currency translation adjustment, net of tax	(145)	(145)	(222)	799	(410)	(123)

Comprehensive income (loss)	(6,157)	(5,705)	35,134	3,787	(33,026)	(5,967)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	190	—	190

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(6,157)	$(5,705)	$35,134	$3,597	$(33,026)	$(6,157)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(15,558)	$8,103	$935	$(11,408)	$(17,928)
Cash flows from investing activities
Capital expenditures	—	—	(8,268)	(37)	—	(8,305)
Payable to subsidiaries	(4,875)	—	—	—	4,875	—
Proceeds from sale of property, plant and equipment	—	—	165	4	—	169

Net cash provided by (used in) investing activities	(4,875)	—	(8,103)	(33)	4,875	(8,136)
Cash flows from financing activities
Borrowings on ABL Facility	—	229,787	—	—	—	229,787
Payments on ABL Facility	—	(188,309)	—	—	—	(188,309)
Distribution to stockholder	—	—	—	(2,000)	2,000	—
Net payments (amounts due) from stockholder	4,875	—	—	—	—	4,875

Net cash provided by (used in) financing activities	4,875	41,478	—	(2,000)	2,000	46,353
Effect of foreign currency exchange rate changes	—	—	—	(141)	—	(141)

Net increase (decrease) in cash	—	25,920	—	(1,239)	(4,533)	20,148
Cash at beginning of period	—	8,537	—	5,446	(121)	13,862

Cash at end of period	$—	$34,457	$—	$4,207	$(4,654)	$34,010

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used for) operating activities	$73,624	$25,672	$6,649	$(999)	$(74,609)	$30,337
Cash flows from investing activities
Capital expenditures	—	(549)	(6,655)	(18)	—	(7,222)
Capital distributions from subsidiary	86,376	—	—		(86,376)	—
Payable to subsidiaries	2,161	—	—	—	(2,161)	—
Proceeds from sale of property, plant and equipment	—	—	6	—	—	6

Net cash provided by (used in) investing activities	88,537	(549)	(6,649)	(18)	(88,537)	(7,216)
Cash flows from financing activities
Deferred financing fees	—	(12,926)	—	—	—	(12,926)
Proceeds from senior secured notes	—	375,000	—	—	—	375,000
Payments on term loan	—	(310,875)	—	—	—	(310,875)
Borrowings on ABL Facility	—	81,586	—	—	—	81,586
Payments on ABL Facility	—	(30,913)	—	—	—	(30,913)
Distribution to stockholder	(160,000)	(160,000)	—	—	160,000	(160,000)
Amounts due from stockholder	(2,161)	—	—	—	—	(2,161)

Net cash used in financing activities	(162,161)	(58,128)	—	—	160,000	(60,289)
Effect of foreign currency exchange rate changes	—	—	—	(207)	—	(207)

Net decrease in cash	—	(33,005)	—	(1,224)	(3,146)	(37,375)
Cash at beginning of period	—	45,302	—	4,648	(413)	49,537

Cash at end of period	$—	$12,297	$—	$3,424	$(3,559)	$12,162

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this report are based upon information available to us on the date of this report. Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” sections in our Amendment No. 9 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 22, 2013, in Item 1A “Risk Factors” and elsewhere in this Report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•

operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs;

•	our exposure to product liability claims;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information and to protect the validity, enforceability or scope of our intellectual property rights;

•	our limited experience managing and operating a public company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

We caution you that the foregoing list of factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this report.

Overview

Our Business

We are a leading value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. We offer a broad range of products, and we sell our products to multiple distinct end markets including the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. Unlike other metals companies who may engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, distributor and processor and do not attempt to generate profits from fluctuations in metal prices. We engage in melting and casting, rolling, drawing, extruding and stamping to manufacture finished and semi-finished alloy products from processed scrap, copper cathode and other refined metals. We participate in two distinct segments of the fabrication value chain: sheet, strip, foil, tube and plate and alloy rod.

Our leading market positions in each of our operating segments allow us to achieve attractive operating margins. Our strong operating margins are a function of four key characteristics of our business: (1) we earn a premium margin over the cost of metal because of our value-added processing capabilities, patent-protected technologies, and first-class service; (2) we have strategically shifted our product portfolio toward value-added, higher margin products; (3) we are driving a lean cost structure through fixed and variable cost reductions, process improvements, and workforce flexibility initiatives; and (4) we employ our balanced book approach (as discussed below) to substantially reduce the financial impact of metal price volatility on our earnings and operating margins. We have undertaken substantial cost reduction activities since our formation in 2007, which have reduced our fixed costs, improved our net working capital balances and improved our competitive positioning while increasing operating margins.

Our Operating Segments

We operate through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.

Our Olin Brass segment is the leading manufacturer and converter of copper and copper-alloy sheet, strip, foil, tube and fabricated components in North America. While primarily processing copper and copper-alloys, the segment also rerolls and forms other metals such as stainless and carbon steel. Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components. For each of the past three years ended December 31, 2012, between 14% and 18% of Olin Brass’s products have been sold to A.J. Oster.

Chase Brass is a leading North American manufacturer of brass rod. The segment principally produces brass rod in sizes ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it ideal for forging and machining products such as valves and fittings. Chase Brass produces brass rod used in production applications which can be grouped into four end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

Our A.J. Oster segment is a leading copper-alloy distributor and processor. The segment, through its family of metal service centers, is strategically focused on satisfying its customers’ needs for brass and copper strip and other products, with a high level of service, quality and flexibility by offering customization and just-in-time delivery. Our value-added processing services include precision slitting and traverse winding to provide greater customer press up-time, hot air level tinning for superior corrosion resistance and product enhancements such as edging and cutting. Important A.J. Oster end markets include building and housing, automotive and electronics/electrical components (primarily for housing and commercial construction). For each of the past three years ended December 31, 2012, between 70% and 80% of A.J. Oster’s material requirements have been supplied by our Olin Brass segment.

All three segments generate revenue from product sales and earn a premium margin over the cost of metal as a result of our value-added processing and metal conversion capabilities and first-class service. Our financial performance is driven by metal conversion economics, not by the underlying movements in the price of copper and the other metal we use. In all three segments, most of the risk of changes in the metal cost of the products we make is borne by our customers or third parties rather than by us.

We also have a Corporate and Other segment, which includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. The Corporate and Other segment also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments and the elimination of intercompany balances.

Refinancing Activities

In June 2012, we amended and extended the agreement governing the asset-based revolving loan facility to mature on June 1, 2017 and increased the commitments under the facility to $200.0 million, which we refer to as the “ABL Facility.” On June 1, 2012, we completed a refinancing, which included Global Brass and Copper, Inc.’s (“GBC”) issuance of $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1, commencing on December 1, 2012. The Senior Secured Notes are guaranteed by Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) and substantially all of GBC’s existing and future wholly-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets and by a junior-priority security interest in our accounts receivable and inventory. We used a portion of the proceeds from the Senior Secured Notes to repay in full the $266.5 million of principal outstanding under our senior secured term loan credit facility (the “Term Loan Facility”), which we refer to as the “Term Loan Refinancing”. In the Term Loan Refinancing, we paid our lenders a total of $275.5 million, including the $266.5 million of principal, an early repayment premium of $8.0 million and accrued and unpaid interest of $1.0 million, and we recognized a $19.6 million loss on extinguishment of debt.

In connection with the offering of the Senior Secured Notes, the Term Loan Refinancing and the amendment of the ABL Facility, we used a portion of the net proceeds of the issuance of the Senior Secured Notes, together with cash on hand, to make a cash distribution of $160.0 million to Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the Company’s initial public offering (the “IPO”), which we refer to as the “Parent Distribution.” Halkos distributed the proceeds of the Parent Distribution pro rata to its equityholders (which include certain of our officers and directors) in accordance with the terms of its operating agreement.

Initial Public Offering of Holdings

On May 29, 2013, the Company completed its initial public offering of 8,050,000 shares of its common stock at a price of $11.00 per share. The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.” Halkos, the sole stockholder of Holdings prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. After giving effect to the offering, Halkos beneficially owns approximately 61.5% of the outstanding common stock of Holdings as of June 30, 2013.

Key Factors Affecting Our Results of Operations

Balanced Book

Most of our sales volume is from non-toll customers. During the fiscal year ended December 31, 2012, non-toll sales accounted for 75.9% of our volume. To substantially reduce the financial impact of metal price volatility on earnings and operating margins, we use our balanced book approach for nontoll sales to offset forward metal sales with forward metal purchases. Using our balanced book approach, we seek to minimize the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. Our balanced book approach has improved the consistency of our margins despite underlying copper price volatility.

For any non-toll sale we achieve our balanced book through one of the following three mechanisms:

•

Metal sales and replacement purchases on “price date of shipment” terms, meaning that metal sale prices and the metal replacement prices are set on the date of shipment. The customer bears the risk of metal price changes from the date of order to the date of shipment, so all fluctuations in metal costs are passed through to the customer.

•

Metal sales and replacement purchases on a “firm price basis”, meaning that metal sale prices are fixed on the order date, and a matching replacement purchase at a fixed price is established with a metal supplier. The supplier therefore bears the risk of metal price changes from the date of order to the date of shipment.

•

Metal sales on a firm price basis in circumstances where a matching firm price purchase is unavailable. In this situation, we execute a forward purchase on “price date of shipment” terms and enter into a financial derivative transaction in the form of a forward purchase contract. The impact of price changes from date of order to the date of shipment on the previously required metal replacement purchase is offset by gains or losses on the derivative contract. The derivative counterparty bears the risk of metal price changes from the date of order to the date of shipment.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information regarding “Consolidated EBITDA”, “Segment EBITDA”, “Consolidated Adjusted EBITDA”, “Segment Adjusted EBITDA”, and “Adjusted sales,” each of which are defined below.

EBITDA-Based Measures

We define Consolidated EBITDA as net income (loss) attributable to Global Brass and Copper Holdings, Inc., adjusted to exclude interest expense, provision for (benefit from) income taxes and depreciation and amortization expense. Segment EBITDA is defined by us as income (loss) before provision for (benefit from) income taxes and equity income, adjusted to exclude interest expense and depreciation and amortization expense, in each case, to the extent such items are attributable to such segment.

We use Consolidated EBITDA only to calculate Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is Consolidated EBITDA, further adjusted to exclude extraordinary gains from the bargain purchase that occurred in the acquisition of the worldwide metals business of Olin Corporation, realized and unrealized gains and losses related to the collateral hedge contracts that were previously required under our former ABL Facility, unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, non-cash LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to members of our management by our parent, Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the joint venture with Dowa, KPS management fees, restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

We use Segment EBITDA only to calculate Segment Adjusted EBITDA. Segment Adjusted EBITDA is Segment EBITDA, further adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, non-cash LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain employees by our parent, Halkos, share-based compensation expense, loss on extinguishment of debt, and non-cash income accretion related to the joint venture with Dowa, in each case, to the extent such items are attributable to the relevant segment.

We present the above-described EBITDA-based measures because we consider them important supplemental measures and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Nevertheless, our EBITDA-based measures may not be comparable to similarly titled measures presented by other companies.

We present Consolidated Adjusted EBITDA as a supplemental measure of our performance because we believe it represents a meaningful presentation of the financial performance of our core operations, without the impact of the various items excluded, in order to provide period-to-period comparisons that are more consistent and more easily understood. Management uses Consolidated Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, Segment Adjusted EBITDA is the key metric used by our chief operating decision-maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. Measures similar to Consolidated Adjusted EBITDA, namely “EBITDA” and “Adjusted EBITDA”, are defined and used in the agreements governing the ABL Facility and the Senior Secured Notes to determine compliance with various financial covenants and tests.

Our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	they do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

•	they do not reflect the significant interest expense or the amounts necessary to service interest or principal payments on our debt;

•	they do not reflect income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

•

although depreciation and amortization are eliminated in the calculation of EBITDA-based measures, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and our EBITDA-based measures do not reflect any costs of such replacements or improvements;

•	they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•	segment-based measures do not reflect the elimination of intercompany transactions, including those between Olin Brass and A.J. Oster;

•	they do not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

We compensate for these limitations by using our EBITDA-based measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and other cash flow data. We have significant uses of cash, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in our EBITDA-based measures.

Our EBITDA-based measures are not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our consolidated financial statements and the related notes thereto included elsewhere in this report.

Adjusted Sales

Adjusted sales is defined as net sales less the metal component of net sales. Net sales is the most directly comparable GAAP measure to adjusted sales. Adjusted sales represents the value-added premium we earn over our conversion and fabrication costs. Management uses adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs, reflecting our toll sales and our balanced book approach for non-toll sales. We believe that adjusted sales supplements our GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by GAAP.

Revision of Prior Period Financial Statements

Our financial information as of and for the three months and six months ended June 30, 2012 in this discussion and analysis reflects those revisions disclosed in note 1, “Basis of Presentation and Principles of Consolidation” to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012.

					Change:
	Three Months Ended June 30,				2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$461.5	100.0%	$417.0	100.0%	$44.5	10.7%
Cost of sales	409.8	88.8%	369.9	88.7%	39.9	10.8%

Gross profit	51.7	11.2%	47.1	11.3%	4.6	9.8%
Selling, general and administrative expenses (a)	52.8	11.4%	38.0	9.1%	14.8	38.9%

Operating (loss) income	(1.1)	(0.2%)	9.1	2.2%	(10.2)	(112.1%)
Interest expense	10.0	2.2%	10.2	2.4%	(0.2)	(2.0%)
Loss on extinguishment of debt	—	0.0%	19.6	4.7%	(19.6)	(100.0%)
Other expense, net	—	0.0%	0.4	0.1%	(0.4)	(100.0%)

Loss before provision for (benefit from) income taxes and equity income	(11.1)	(2.4%)	(21.1)	(5.1%)	10.0	(47.4%)
Provision for (benefit from) income taxes	6.5	1.4%	(1.0)	(0.2%)	7.5	(750.0%)

(Loss) income before equity income	(17.6)	(3.8%)	(20.1)	(4.8%)	2.5	(12.4%)
Equity income, net of tax	0.5	0.1%	0.2	0.0%	0.3	150.0%

Net loss	(17.1)	(3.7%)	(19.9)	(4.8%)	2.8	(14.1%)
Less: Net income attributable to noncontrolling interest	—	0.0%	0.1	0.0%	(0.1)	(100.0%)

Net loss attributable to Global Brass and Copper Holdings, Inc.	$(17.1)	(3.7%)	$(20.0)	(4.8%)	$2.9	(14.5%)

Consolidated Adjusted EBITDA	$36.3	7.9%	$31.2	7.5%	5.1	16.3%

(a)	Amounts include non-cash profits interest compensation expense of $29.3 million and $19.5 million for the three months ended June 30, 2013 and 2012, respectively.

Net Sales

Net sales increased by $44.5 million, or 10.7%, from $417.0 million for the three months ended June 30, 2012 to $461.5 million for the three months ended June 30, 2013. Net sales increased by $22.2 million due to an increase in volume and $41.4 million as a result of the sales of unprocessed metal in the three months ended June 30, 2013. These increases were partially offset by lower metal prices and lower average sales prices, which decreased net sales by $17.9 million and $1.2 million, respectively. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal component of net sales.

Volume increased by 9.6 million pounds, or 7.5%, from 128.8 million pounds for the three months ended June 30, 2012 to 138.4 million pounds for the three months ended June 30, 2013. The increase in volume was the result of higher demand in the building and housing end market and higher demand in the munitions and coinage end markets. These increases were partially offset by lower demand in the electronics/electrical components end market and increased competition from foreign imports.

The metal cost recovery component of net sales increased by $36.9 million, or 13.1%, from $282.3 million for the three months ended June 30, 2012 to $319.2 million for the three months ended June 30, 2013.

Higher volume increased the metal cost recovery component of net sales by $13.4 million. Additionally, sales of unprocessed metal increased the metal cost recovery component of net sales by $41.4 million in the three months ended June 30, 2013. Partially offsetting the increase in the metal cost recovery component of net sales was the change in customer mix and lower metal prices which decreased the metal cost recovery component of net sales by $17.9 million. The metal component of net sales per pound of finished product shipped increased by 5.5%, due primarily to the inclusion of the sale of unprocessed metal, the quantity of which is not included in pounds shipped. The metal component of net sales per pound of finished product sold excluding the sale of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 8.4%, primarily as a result of an 8.5% decrease in average daily copper prices reported by COMEX.

Adjusted Sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $7.6 million, or 5.6%, from $134.7 million for the three months ended June 30, 2012 to $142.3 million for the three months ended June 30, 2013. Higher volume increased adjusted sales by $8.8 million, partially offset by lower average sales prices, which decreased adjusted sales by $1.2 million. Adjusted sales per pound decreased in the three months ended June 30, 2013 by 2.9% compared to the same period in 2012 which was the result of the shift in product mix within each segment as well as the effect of changes in the mix of sales by segment relative to our consolidated sales as a whole, partially offset by a net increase in average sales prices at the segment level.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted Sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Three Months Ended June 30,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped	138.4	128.8	9.6	7.5%
Net sales	$461.5	$417.0	$44.5	10.7%
Metal component of net sales	319.2	282.3	36.9	13.1%

Adjusted sales	$142.3	$134.7	$7.6	5.6%

$ per pound shipped
Net sales per pound	$3.33	$3.24	$0.09	2.8%
Metal component of net sales per pound	2.31	2.19	0.12	5.5%

Adjusted sales per pound	$1.02	$1.05	$(0.03)	(2.9%)

Average copper price per pound reported by COMEX	$3.25	$3.55	$(0.30)	(8.5%)

Gross Profit

Gross profit increased by $4.6 million, or 9.8%, from $47.1 million for the three months ended June 30, 2012 to $51.7 million for the three months ended June 30, 2013. Gross profit per pound remained flat at $0.37 for the three months ended June 30, 2013 as compared to the same period in 2012.

Gross profit for the three months ended June 30, 2013 included a loss of $41 thousand related to net unrealized losses on derivative contracts and a $0.3 million non-cash lower of cost or market charge for the write down of inventory. Gross profit for the three months ended June 30, 2012 included a loss of $0.1 million related to net unrealized losses on derivative contracts. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $1.5 million for the three months ended June 30, 2012 to $1.8 million for the three months ended June 30, 2013. The increase is attributable to an increase in our depreciable asset base from $74.2 million at June 30, 2012 to $95.4 million at June 30, 2013.

Several other factors contributed to the remaining $5.1 million increase in gross profit. Higher volume, lower shrinkage costs due to lower metal costs and higher yields, as well as lower manufacturing conversion costs in the three months ended June 30, 2013 contributed $3.1 million, $1.8 million and $1.4 million, respectively, to the increase in gross profit. These increases were offset by lower average sale prices of $1.2 million in the three months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14.8 million, or 38.9%, from $38.0 million for the three months ended June 30, 2012 to $52.8 million for the three months ended June 30, 2013.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million and $19.5 million for the three months ended June 30, 2013 and 2012, respectively. Additionally, in the three months ended June 30, 2013, Halkos modified the Halkos Equity Plan to eliminate its right to acquire all or a portion of non-voting membership interests to select members of the Company’s management (entitled “Class B Shares”) for less than fair market value under certain conditions. The Class B Shares are profits interests in Halkos. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense.

During the three months ended June 30 2013, in connection with the IPO, the Company terminated its Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the three months ended June 30, 2012 were $0.3 million.

The Company incurred professional fees for accounting, tax, legal and consulting services related to the Company’s IPO efforts of $0.8 million and $0.5 million during the three months ended June 30, 2013 and 2012, respectively. Additionally, for the three months ended June 30, 2013, the Company recognized $0.2 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain members of the Company’s management and its Board of Directors in connection with the IPO.

Several other offsetting factors contributed to the remaining $0.3 million increase in selling, general and administrative expenses in the three months ended June 30, 2013 as compared to the same period in 2012. Salaries, benefits and incentive compensation increased by $0.5 million, which was in support of our business strategy, partially offset by a $0.2 million decrease in other miscellaneous selling, general and administrative expenses.

Operating (Loss) Income

Operating (loss) income decreased by $10.2 million, or 112.1%, from income of $9.1 million for the three months ended June 30, 2012 to a loss of $1.1 million for the three months ended June 30, 2013 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest Expense

Interest expense decreased by $0.2 million from $10.2 million for the three months ended June 30, 2012 to $10.0 million for the three months ended June 30, 2013. The decrease was due to a decrease in amortization of debt discount and debt issuance costs and lower interest rates (a weighted average of 9.33% per annum during the second quarter of 2013 compared to 9.54% per annum during the second quarter of 2012) and was partially offset by higher average borrowings on our debt facilities of $385.8 million as compared to $328.3 million in 2012.

The following table summarizes the components of interest expense:

	Three Months Ended June 30,
(in millions)	2013	2012
Interest on principal	$9.1	$7.9
Amortization of debt discount and issuance costs	0.6	2.0
Other borrowing costs (a)	0.3	0.3

Interest expense	$10.0	$10.2

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on Extinguishment of Debt

In connection with the termination prior to maturity of the senior secured term loan, we recognized $19.6 million as loss from extinguishment of debt for the three months ended June 30, 2012. The loss on extinguishment of debt includes $7.1 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount as well as $6.4 million of call premium and $0.1 million of professional service fees related to the early termination. Additionally, $1.1 million of costs associated with the issuance of the Senior Secured Notes was expensed as incurred in accordance with ASC 470-50, Modifications and Extinguishments.

Other Expense, Net

Other expense, net was $0.4 million for the three months ended June 30, 2012, which primarily related to a call premium of $0.5 million resulting from a voluntary prepayment of $15.0 million on our senior secured loan in April 2012.

Provision for (Benefit from) Income Taxes

The Company recognized a provision for income taxes of $6.5 million for the three months ended June 30, 2013 compared to a benefit from income taxes of $1.0 million for the three months ended June 30, 2012. The change in the provision for income taxes was primarily due to the decrease in the loss before provision for (benefit from) income taxes and equity income of $10.0 million for the three months ended June 30, 2013 as compared to the same period in 2012, as well as the increase in non-deductible non-cash compensation of $9.8 million for the three months ended June 30, 2013, as compared to the same period in 2012. The effective income tax rate was negative 58.1% and 4.6% for the three months ended June 30, 2013 and 2012, respectively, which was primarily due to the aforementioned non-deductible non-cash compensation of $29.3 million and $19.5 million in the three months ended June 30, 2013 and 2012, respectively.

The following table summarizes the effective income tax rate components for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
	2013	2012
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	(5.4%)	4.0%
Section 199 manufacturing credit	5.0%	(1.7%)
Return to provision adjustments / Uncertain tax positions	0.6%	3.1%
Non-deductible non-cash compensation	(92.0%)	(36.2%)
Other	(1.3%)	0.4%

Effective income tax rate	(58.1%)	4.6%

Equity Income, net of tax

Equity income, net of tax, increased by $0.3 million, from $0.2 million for the three months ended June 30, 2012, to $0.5 million for the three months ended June 30, 2013.

Net Loss Attributable to Global Brass and Copper Holdings, Inc.

Net loss attributable to Global Brass and Copper Holdings, Inc. decreased by $2.9 million, or 14.5%, from $20.0 million for the three months ended June 30, 2012, to $17.1 million for the three months ended June 30, 2012 mainly due to the loss on extinguishment of debt in 2012 as described above, offset by the increase in selling, general and administrative expenses and an increase in the provision for income taxes, both of which are described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA increased by $5.1 million, or 16.3%, from $31.2 million for the three months ended June 30, 2012 to $36.3 million for the three months ended June 30, 2013. The increase was due to higher volume of $3.1 million, lower shrinkage costs due to lower metal costs and higher yields of $1.8 million, lower manufacturing conversion costs of $1.4 million, an increase in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.3 million and a $0.2 million decrease in other miscellaneous selling, general and administrative expenses. Partially offsetting the increase was lower average selling prices of $1.2 million and an increase in salaries, benefits and incentive compensation of $0.5 million.

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net loss attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in millions)	2013	2012
Net loss attributable to Global Brass and Copper Holdings, Inc.	$(17.1)	$(20.0)
Interest expense	10.0	10.2
Provision for (benefit from) income taxes	6.5	(1.0)
Depreciation expense	2.0	1.6
Amortization expense	—	0.1

Consolidated EBITDA	$1.4	$(9.1)
Loss on derivative contracts (a)	—	0.1
Non-cash accretion of income of Dowa joint venture (b)	(0.2)	(0.2)
Loss on extinguishment of debt (c)	—	19.6
Non-cash Halkos profits interest compensation expense (d)	29.3	19.5
Management fees (e)	4.5	0.3
Specified legal/professional expenses (f)	0.8	0.5
Lower of cost or market adjustment to inventory (g)	0.3	—
Share-based compensation expense (h)	0.2	—
Other adjustments (i)	—	0.5

Consolidated Adjusted EBITDA	$36.3	$31.2

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of the senior secured term loan.
(d)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. See note 14 to our unaudited consolidated financial statements, which are included elsewhere in this report. The 2012 amount represents the dividend payment made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the Parent Distribution that occurred on June 1, 2012. See note 14 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(e)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement. The 2012 amount represents a portion of the annual advisory fees payable to affiliates of KPS. See note 12 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(f)	Specified legal/professional expenses for the three months ended June 30, 2013 and 2012 included $0.8 million and $0.5 million, respectively, of professional fees for accounting, tax, legal and consulting services related to the IPO and certain regulatory and compliance matters.
(g)	Represents a non-cash lower of cost or market charge for the write down of inventory recorded during the three months ended June 30, 2013.
(h)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain members of the Company’s management and its Board of Directors in connection with the IPO.
(i)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our senior secured loan in April 2012.

Segment Results of Operations

Segment Results of Operations for the Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012.

	Three Months Ended June 30,		Change 2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped
Olin Brass	73.8	68.7	5.1	7.4%
Chase Brass	58.1	54.9	3.2	5.8%
A.J. Oster	17.1	17.6	(0.5)	(2.8%)
Corporate & other (a)	(10.6)	(12.4)	1.8	(14.5%)

Total	138.4	128.8	9.6	7.5%

Net Sales
Olin Brass	$230.7	$178.6	$52.1	29.2%
Chase Brass	164.7	166.1	(1.4)	(0.8%)
A.J. Oster	80.3	85.3	(5.0)	(5.9%)
Corporate & other (a)	(14.2)	(13.0)	(1.2)	9.2%

Total	$461.5	$417.0	$44.5	10.7%

Segment Adjusted EBITDA
Olin Brass	$16.2	$13.0	$3.2	24.6%
Chase Brass	19.0	17.3	1.7	9.8%
A.J. Oster	4.3	5.2	(0.9)	(17.3%)

Total for operating segments	$39.5	$35.5	$4.0	11.3%

(a)	Amounts represent intercompany eliminations

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(in millions)	Olin Brass	Chase Brass	A.J. Oster	Olin Brass	Chase Brass	A.J. Oster
Income before provision for income taxes and equity income:	$14.8	$18.2	$4.2	$12.3	$16.6	$5.1
Interest expense	—	—	—	—	—	—
Depreciation expense	1.1	0.8	0.1	0.8	0.6	0.1
Amortization expense	—	—	—	—	0.1	—

Segment EBITDA (a)	$15.9	$19.0	$4.3	$13.1	$17.3	$5.2
Equity income, net of tax	0.5	—	—	0.2	—	—
Net income attributable to non-controlling interest	—	—	—	(0.1)	—	—
Non-cash accretion of income of Dowa joint venture (b)	(0.2)	—	—	(0.2)	—	—

Segment Adjusted EBITDA(a)	$16.2	$19.0	$4.3	$13.0	$17.3	$5.2

(a)	Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Olin Brass

Olin Brass net sales increased by $52.1 million, or 29.2%, from $178.6 million for the three months ended June 30, 2012 to $230.7 million for the three months ended June 30, 2013. The increase was due to the sale of unprocessed metal, higher volume, and higher average sales prices, primarily due to increases in sales prices to A.J.Oster (which are eliminated via consolidation) and partially offset by lower prices to trade customers resulting from a shift in product mix as well as lower metal prices.

The sale of unprocessed metal and higher average sales prices, partially offset by lower metal prices for the three months ended June 30, 2013 contributed $39.0 million to the increase in net sales as compared to the same period in 2012.

Volume increased by 5.1 million pounds, or 7.4%, from 68.7 million pounds for the three months ended June 30, 2012 to 73.8 million pounds for the three months ended June 30, 2013. The increase in volume, which contributed $13.1 million to the increase in net sales, was the result of higher demand in the building and housing, munitions and coinage end markets, partially offset by lower demand in the electronics/electrical components end market and lower volume to A.J. Oster. In the three months ended June 30, 2013, A.J. Oster reduced purchases from Olin Brass and increased purchases from third party suppliers by approximately 1.8 million pounds compared to the same period in 2012. Excluding sales to A.J. Oster, Olin Brass volumes increased by 6.9 million pounds, or 12.2% in the three months ended June 30, 2013 compared to the same period in 2012.

Segment Adjusted EBITDA of Olin Brass increased by $3.2 million, from $13.0 million for the three months ended June 30, 2012 to $16.2 million for the three months ended June 30, 2013. The increase was due primarily to higher volume, lower shrinkage costs due to lower metal costs and higher yields, as well as higher average sales prices, partially offset by higher manufacturing conversion costs.

Chase Brass

Chase Brass net sales decreased by $1.4 million, or 0.8%, from $166.1 million for the three months ended June 30, 2012 to $164.7 million for the three months ended June 30, 2013. The decrease was due primarily to lower metal prices, partially offset by higher average sales prices and higher volume.

Lower metal prices, partially offset by higher average sales prices, for the three months ended June 30, 2013 contributed $11.1 million to the decrease in net sales as compared to the same period in 2012.

Volume increased by 3.2 million pounds, or 5.8%, from 54.9 million pounds for the three months ended June 30, 2012 to 58.1 million pounds for the three months ended June 30, 2013. The increase in volume, which contributed $9.7 million to the increase in net sales, was primarily the result of higher demand in the building and housing end market, partially offset by competition from foreign imports.

Segment Adjusted EBITDA of Chase Brass increased by $1.7 million, from $17.3 million for the three months ended June 30, 2012 to $19.0 million for the three months ended June 30, 2013. The increase was due primarily to higher volume, lower manufacturing conversion costs, lower shrinkage costs due to lower metal costs, and higher average sales prices.

A.J. Oster

A.J. Oster net sales decreased by $5.0 million, or 5.9%, from $85.3 million for the three months ended June 30, 2012 to $80.3 million for the three months ended June 30, 2013. The decrease was due primarily to lower volume in the three months ended June 30, 2013 compared to the same period in 2012 and lower metal prices, partially offset by higher average sales prices.

Volume decreased by 0.5 million pounds, or 2.8%, from 17.6 million pounds for the three months ended June 30, 2012 to 17.1 million pounds for the three months ended June 30, 2013. The decrease in volume, which contributed $2.4 million to the decrease in net sales, was primarily the result of lower demand in the building and housing end market, which was influenced by lower shipments to project specific customers and partially offset by the overall recovery in the building and housing end market, and lower demand in electronics/electrical components end markets.

Lower metal prices, partially offset by higher average sales prices, decreased net sales by $2.6 million for the three months ended June 30, 2013 as compared to the same period in 2012.

Segment Adjusted EBITDA of A.J. Oster decreased by $0.9 million, from $5.2 million for the three months ended June 30, 2012 to $4.3 million for the three months ended June 30, 2013. The decrease was due to higher manufacturing conversion costs, primarily due to higher prices on purchases from Olin Brass, and lower volume, which was partially offset by higher average sales prices.

Results of Operations

Consolidated Results of Operations for the Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012.

	Six Months Ended June 30,				Change: 2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$906.4	100.0%	$860.4	100.0%	$46.0	5.3%
Cost of sales	807.8	89.1%	763.3	88.7%	44.5	5.8%

Gross profit	98.6	10.9%	97.1	11.3%	1.5	1.5%
Selling, general and administrative expenses (a)	72.5	8.0%	55.9	6.5%	16.6	29.7%

Operating income	26.1	2.9%	41.2	4.8%	(15.1)	(36.7%)
Interest expense	19.8	2.2%	19.9	2.3%	(0.1)	(0.5%)
Loss on extinguishment of debt	—	0.0%	19.6	2.3%	(19.6)	(100.0%)
Other expense, net	0.2	0.0%	0.7	0.1%	(0.5)	(71.4%)

Income before provision for income taxes and equity income	6.1	0.7%	1.0	0.1%	5.1	510.0%
Provision for income taxes	12.5	1.4%	7.3	0.8%	5.2	71.2%

Loss before equity income	(6.4)	(0.7%)	(6.3)	(0.7%)	(0.1)	1.6%
Equity income, net of tax	0.9	0.1%	0.5	0.1%	0.4	80.0%

Net loss	(5.5)	(0.6%)	(5.8)	(0.7%)	0.3	(5.2%)
Less: Net income attributable to noncontrolling interest	0.2	0.0%	0.2	0.0%	—	0.0%

Net loss attributable to Global Brass and Copper Holdings, Inc.	$(5.7)	(0.6%)	$(6.0)	(0.7%)	$0.3	(5.0%)

Consolidated Adjusted EBITDA	$66.4	7.3%	$64.0	7.4%	$2.4	3.8%

(a)	Amounts include non-cash profits interest compensation expense of $29.3 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively

Net Sales

Net sales increased by $46.0 million, or 5.3%, from $860.4 million for the six months ended June 30, 2012 to $906.4 million for the six months ended June 30, 2013. Net sales increased by $10.5 million due to an increase in volume, by $51.5 million as a result of the sales of unprocessed metal and by $2.0 million as a result of higher average sales prices in the six months ended June 30, 2013. These increases were partially offset by lower metal prices, which decreased net sales by $18.0 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal component of net sales.

Volume increased by 8.2 million pounds, or 3.1%, from 261.7 million pounds for the six months ended June 30, 2012 to 269.9 million pounds for the six months ended June 30, 2013. The increase in volume was the result of higher demand in the munitions and coinage end markets, as well as higher demand in the building and housing end market. These increases were partially offset by lower demand in the electronics/electrical components end market and increased competition from foreign imports.

The metal cost recovery component of net sales increased by $35.8 million, or 6.1%, from $588.7 million for the six months ended June 30, 2012 to $624.5 million for the six months ended June 30, 2013.

Sales of unprocessed metal increased the metal cost recovery component of net sales by $51.5 million in the six months ended June 30, 2013. Higher volume increased the metal cost recovery component of net sales by $2.3 million. Partially offsetting the increase was the change in customer mix and lower metal prices, which decreased the metal cost recovery component of net sales by $18.0 million. The metal component of net sales per pound of finished product shipped increased by 2.7%, due primarily to the inclusion of the sale of unprocessed metal, the quantity of which is not included in the pounds shipped. The metal component of net sales per pound of finished product sold excluding the sale of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 5.6%, primarily as a result of a 6.5% decrease in the average daily copper prices reported by COMEX.

Adjusted Sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $10.2 million, or 3.8%, from $271.7 million for the six months ended June 30, 2012 to $281.9 million for the six months ended June 30, 2013. Higher volume and higher average sales prices contributed $8.2 million and $2.0 million, respectively, to the increase. Adjusted sales per pound increased in the six months ended June 30, 2013 by 1.0% compared to the same period in 2012 which was the result of a net increase in average sales prices at the segment level, partially offset by the shift in product mix within each segment as well as effect of changes in the mix of sales by segment relative to our consolidated sales as a whole. Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted Sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Six Months Ended June 30,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped	269.9	261.7	8.2	3.1%
Net sales	$906.4	$860.4	$46.0	5.3%
Metal component of net sales	624.5	588.7	35.8	6.1%

Adjusted sales	$281.9	$271.7	$10.2	3.8%

$ per pound shipped
Net sales per pound	$3.36	$3.29	$0.07	2.1%
Metal component of net sales per pound	2.31	2.25	0.06	2.7%
Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%

Average copper price per pound reported by COMEX	$3.43	$3.67	$(0.24)	(6.5%)

Gross Profit

Gross profit increased by $1.5 million, or 1.5%, from $97.1 million for the six months ended June 30, 2012 to $98.6 million for the six months ended June 30, 2013. Gross profit per pound remained flat at $0.37 for the six months ended June 30, 2013 as compared to the same period in 2012.

Gross profit for the six months ended June 30, 2013 included a loss of $0.1 million related to net unrealized losses on derivative contracts and a $0.3 million non-cash lower of cost or market charge for the write down of inventory. Gross profit for the six months ended June 30, 2012 included a gain of $1.2 million related to net unrealized gains on derivative contracts. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $2.8 million for the six months ended June 30, 2012 to $3.5 million for the six months ended June 30, 2013. The increase is attributable to an increase in our depreciable asset base from $74.2 million at June 30, 2012 to $95.4 million at June 30, 2013.

Several other factors contributed $3.8 million to the increase in gross profit. Higher average sales prices, lower shrinkage costs due to lower metal costs and higher yields, as well as higher volume contributed $2.0 million, $1.8 million and $1.3 million, respectively, to the increase in gross profit. These factors were partially offset by higher manufacturing conversion costs of $1.3 million due to product mix and operational issues which adversely impacted product flow and yield at Olin Brass.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.6 million, or 29.7%, from $55.9 million for the six months ended June 30, 2012 to $72.5 million for the six months ended June 30, 2013.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively. Additionally, in the six months ended June 30, 2013, Halkos modified the Halkos Equity Plan to eliminate its right to acquire all or a portion of the Class B Shares for less than fair market value under certain conditions. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense.

During the six months ended June 30, 2013, in connection with the IPO, the Company terminated its Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the six months ended June 30, 2013 and 2012 were $0.3 million and $0.5 million, respectively.

The Company incurred professional fees for accounting, tax, legal and consulting services related to the Company’s IPO efforts of $1.5 million and $1.1 million during the six months ended June 30, 2013 and 2012, respectively. Additionally, for the three months ended June 30, 2013, the Company recognized $0.2 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain members of the Company’s management and its Board of Directors in connection with the IPO.

Several other offsetting factors contributed to the remaining $1.9 million increase in selling, general and administrative expenses in the six months ended June 30, 2013 as compared to the same period in 2012. Salaries, benefits and incentive compensation increased by $1.5 million and outside services increased by $0.4 million, both of which were in support of our business strategy, as well as an increase of $0.5 million in other professional fees for accounting, tax, legal and consulting services, partially offset by a $0.5 million decrease in other miscellaneous selling, general and administrative expenses.

Operating Income

Operating income decreased by $15.1 million, or 36.7%, from of $41.2 million for the six months ended June 30, 2012 to $26.1 million for the six months ended June 30, 2013 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest Expense

Interest expense decreased by $0.1 million from $19.9 million for the six months ended June 30, 2012 to $19.8 million for the six months ended June 30, 2013. The decrease was due to lower interest rates (a weighted average of 9.34% per annum during 2013 compared to 9.89% per annum during 2012) and a decrease in amortization of debt discount and debt issuance costs, partially offset by higher average borrowings on our debt facilities of $386.0 million as compared to $319.6 million in 2012.

The following table summarizes the components of interest expense:

	Six Months Ended
	June 30,
(in millions)	2013	2012
Interest on principal	$18.1	$16.0
Interest rate cap agreements	—	0.1
Amortization of debt discount and issuance costs	1.2	3.3
Other borrowing costs (a)	0.5	0.5

Interest expense	$19.8	$19.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on Extinguishment of Debt

In connection with the termination prior to maturity of the senior secured term loan, we recognized $19.6 million as loss from extinguishment of debt for the six months ended June 30, 2012. The loss on extinguishment of debt includes $7.1 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount as well as $6.4 million of call premium and $0.1 million of professional service fees related to the early termination. Additionally, $1.1 million of costs associated with the issuance of the Senior Secured Notes was expensed as incurred in accordance with ASC 470-50, Modifications and Extinguishments.

Other Expense, Net

Other expense, net decreased by $0.5 million, or 71.4% from $0.7 million for the six months ended June 30, 2012 to $0.2 million for the six months ended June 30, 2013. In 2012, the Company recorded a call premium of $0.5 million resulting from a voluntary prepayment of $15.0 million on our senior secured loan in April 2012.

Provision for Income Taxes

The provision for income taxes was $12.5 million for the six months ended June 30, 2013 compared to $7.3 million for the six months ended June 30, 2012. The change in the provision for income taxes was primarily due to the increase in the income before provision for income taxes and equity income of $5.1 million for the six months ended June 30, 2013 as compared to the same period in 2012, as well as the increase in non-deductible non-cash compensation of $9.8 million for the six months ended June 30, 2013, as compared to the same period in 2012. The effective income tax rate was 206.4% and 795.9% for the six months ended June 30, 2013 and 2012, which was primarily due to the aforementioned non-deductible non-cash compensation $29.3 million and $19.5 million in the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the effective income tax rate components for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	19.2%	1.2%
Section 199 manufacturing credit	(16.4%)	(0.5%)
Return to provision adjustments / Uncertain tax positions	(2.5%)	(69.0%)
Non-deductible non-cash compensation	169.1%	838.2%
Other	2.0%	(9.0%)

Effective income tax rate	206.4%	795.9%

Equity Income

Equity income, net of tax, increased by $0.4 million from $0.5 million for the six months ended June 30, 2012 to $0.9 million for the six months ended June 30, 2013.

Net Loss Attributable to Global Brass and Copper Holdings, Inc.

Net loss attributable to Global Brass and Copper Holdings, Inc. decreased by $0.3 million, or 5.0%, from $6.0 million for the six months ended June 30, 2012 to $5.7 million for the six months ended June 30, 2013 due to the loss on extinguishment of debt in 2012 as described above, partially offset by an increase in non-cash compensation expense and the provision for income taxes, as described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA increased by $2.4 million, or 3.8%, from $64.0 million for the six months ended June 30, 2012 to $66.4 million for the six months ended June 30, 2013. The increase was due to higher average sales prices of $2.0 million, lower shrinkage cost due to lower metal costs and higher yields of $1.8 million, higher volume of $1.3 million, an increase in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.6 million and a $0.5 million decrease in other miscellaneous selling general and administrative expenses. Partially offsetting the increase was an increase in salaries, benefits and incentive compensation of $1.5 million and an increase in outside services of $0.4 million, both of which were in support of our business strategy, as well as an increase of $0.5 million in other professional fees for accounting, tax, legal and consulting services and increased manufacturing conversion costs of $1.4 million due to product mix and operational issues which adversely impacted product flow and yield at Olin Brass.

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net loss attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in millions)	2013	2012
Net loss attributable to Global Brass and Copper Holdings, Inc.	$(5.7)	$(6.0)
Interest expense	19.8	19.9
Provision for income taxes	12.5	7.3
Depreciation expense	3.9	3.1
Amortization expense	0.1	0.1

Consolidated EBITDA	$30.6	$24.4
Loss (gain) on derivative contracts (a)	0.1	(1.2)
Non-cash accretion of income of Dowa joint venture (b)	(0.4)	(0.4)
Loss on extinguishment of debt (c)	—	19.6
Non-cash Halkos profits interest compensation expense (d)	29.3	19.5
Management fees (e)	4.8	0.5
Specified legal/professional expenses (f)	1.5	1.1
Lower of cost or market adjustment to inventory (g)	0.3	—
Share-based compensation expense (h)	0.2	—
Other adjustments (i)	—	0.5

Consolidated Adjusted EBITDA	$66.4	$64.0

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of the senior secured term loan.
(d)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. See note 14 to our unaudited consolidated financial statements, which are included elsewhere in this report. The 2012 amount represents the dividend payment made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the Parent distribution that occurred on June 1, 2012. See note 14 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(e)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement. The 2012 amount represents a portion of the annual advisory fees payable to affiliates of KPS. See note 12 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(f)	Specified legal/professional expenses for the six months ended June 30, 2013 and 2012 included $1.5 million and $1.1 million, respectively, of professional fees for accounting, tax, legal and consulting services related to a the IPO and certain regulatory and compliance matters.
(g)	Represents a non-cash lower of cost or market charge for the write down of inventory recorded during the six months ended June 30, 2013.
(h)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain members of the Company’s management and its Board of Directors in connection with the IPO.
(i)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our senior secured loan in April 2012.

Segment Results of Operations

Segment Results of Operations for the Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012.

	Six Months Ended		Change
	June 30,		2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped
Olin Brass	140.2	134.7	5.5	4.1%
Chase Brass	116.1	116.7	(0.6)	(0.5%)
A.J. Oster	34.4	35.8	(1.4)	(3.9%)
Corporate & other (a)	(20.8)	(25.5)	4.7	(18.4%)

Total	269.9	261.7	8.2	3.1%

Net Sales
Olin Brass	$431.6	$357.2	$74.4	20.8%
Chase Brass	339.2	354.9	(15.7)	(4.4%)
A.J. Oster	164.3	173.7	(9.4)	(5.4%)
Corporate & other (a)	(28.7)	(25.4)	(3.3)	13.0%

Total	$906.4	$860.4	$46.0	5.3%

Segment Adjusted EBITDA
Olin Brass	$27.7	$23.8	$3.9	16.4%
Chase Brass	37.8	37.2	0.6	1.6%
A.J. Oster	8.9	10.4	(1.5)	(14.4%)

Total for operating segments	$74.4	$71.4	$3.0	4.2%

(a)	Amounts represent intercompany eliminations

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
(in millions)	Olin Brass	Chase Brass	A.J. Oster	Olin Brass	Chase Brass	A.J. Oster
Income before provision for income taxes and equity income:	$25.2	$36.4	$8.7	$22.2	$35.9	$10.3
Interest expense	—	—	—	—	—	—
Depreciation expense	2.2	1.3	0.2	1.7	1.2	0.1
Amortization expense	—	0.1	—	—	0.1	—

Segment EBITDA (a)	$27.4	$37.8	$8.9	$23.9	$37.2	$10.4
Equity income, net of tax	0.9	—	—	0.5	—	—
Net income attributable to non-controlling interest	(0.2)	—	—	(0.2)	—	—
Non-cash accretion of income of Dowa joint venture (b)	(0.4)	—	—	(0.4)	—	—

Segment Adjusted EBITDA(a)	$27.7	$37.8	$8.9	$23.8	$37.2	$10.4

(a)	Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Olin Brass

Olin Brass net sales increased by $74.4 million, or 20.8%, from $357.2 million for the six months ended June 30, 2012 to $431.6 million for the six months ended June 30, 2013. The increase was due to the sale of unprocessed metal, higher volume, and higher average sales prices, partially offset by lower metal prices.

The sale of unprocessed metal and higher average sales prices, partially offset by lower metal prices for the six months ended June 30, 2013 contributed $59.8 million to the increase in net sales as compared to the same period in 2012.

Volume increased by 5.5 million pounds, or 4.1%, from 134.7 million pounds for the six months ended June 30, 2012 to 140.2 million pounds for the six months ended June 30, 2013. The increase in volume, which contributed $14.6 million to the increase in net sales, was the result of higher demand in the munitions, coinage and the building and housing end markets, partially offset by a lower demand in the electronics/electrical components end market. During the six months ended June 30, 2013, A.J. Oster reduced purchases from Olin Brass and increased purchases from third party suppliers by approximately 4.6 million pounds compared to the same period in 2012. Excluding sales to A.J. Oster, Olin Brass volumes increased by 10.1 million pounds, or 9.3% through six months ended June 30, 2013 compared to the same period in 2012.

Segment Adjusted EBITDA of Olin Brass increased by $3.9 million, from $23.8 million for the six months ended June 30, 2012 to $27.7 million for the six months ended June 30, 2013. The increase was due primarily to higher average sales prices, higher volume, and lower shrinkage costs due to lower metal costs and higher yields, partially offset by higher manufacturing conversion costs and increased salaries, benefits and incentive compensation.

Chase Brass

Chase Brass net sales decreased by $15.7 million, or 4.4%, from $354.9 million for the six months ended June 30, 2012 to $339.2 million for the six months ended June 30, 2013. The decrease was due primarily to lower volume and lower metal prices, partially offset by higher average sales prices.

Lower metal prices, partially offset by higher average sales prices for the six months ended June 30, 2013, contributed $14.0 million to the decrease in net sales as compared to the same period in 2012.

Volume decreased by 0.6 million pounds, or 0.5%, from 116.7 million pounds for the six months ended June 30, 2012 to 116.1 million pounds for the six months ended June 30, 2013. The decrease in volume, which contributed $1.7 million to the decrease in net sales, was the result of lower demand in the electronics/electrical components end market and increased competition from foreign imports, partially offset by higher demand in the building and housing end market.

Segment Adjusted EBITDA of Chase Brass increased by $0.6 million, from $37.2 million for the six months ended June 30, 2012 to $37.8 million for the six months ended June 30, 2013. The increase was due primarily to higher average sales prices, partially offset by lower volume and higher manufacturing conversion costs.

A.J. Oster

A.J. Oster net sales decreased by $9.4 million, or 5.4%, from $173.7 million for the six months ended June 30, 2012 to $164.3 million for the six months ended June 30, 2013. The decrease was due primarily to lower volume in the six months ended June 30, 2013 compared to the same period in 2012 and lower metal prices, partially offset by higher average sales prices.

Volume decreased by 1.4 million pounds, or 3.9%, from 35.8 million pounds for the six months ended June 30, 2012 to 34.4 million pounds for the six months ended June 30, 2013. The decrease in volume, which contributed $7.0 million to the decrease in net sales, was primarily the result of lower demand in the building and housing and electronics/electrical components end markets.

Lower metal prices, partially offset by higher average sales prices for the six months ended June 30, 2013 contributed $2.4 million to the decrease in net sales as compared to the same period in 2012.

Segment Adjusted EBITDA of A.J. Oster decreased by $1.5 million, from $10.4 million for the six months ended June 30, 2012 to $8.9 million for the six months ended June 30, 2013. The decrease was due to higher manufacturing conversion costs and lower volume, which was partially offset by higher average sales prices.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”), derives all its cash flow from its subsidiaries, including Global Brass and Copper, Inc. (“GBC”), and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) do not limit the ability of subsidiaries GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the Indenture do, however, limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of June 30, 2013, all of the net assets of the subsidiaries are restricted except for $28.6 million which are permitted dividend distributions under the Indenture. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy. At June 30, 2013, we had $56.0 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit, and borrowing availability of $143.5 million. The letters of credit primarily represent collateral against certain workers compensation liabilities.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. As of June 30, 2013, we had cash of $34.0 million, compared to cash of $13.9 million at December 31, 2012. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,
(in millions)	2013	2012
Cash flows (used in) provided by operating activities	$(17.9)	$30.3
Cash flows used in investing activities	$(8.1)	$(7.2)
Cash flows provided by (used in) financing activities	$46.4	$(60.3)

Cash flows from operating activities

During the six months ended June 30, 2013, net cash used in operating activities was $17.9 million. This amount was attributable to a net loss of $5.5 million and an increase in assets net of liabilities of $48.0 million, offset by adjustments to net loss of $35.6 million, primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation related to the modification to the Halkos Equity Plan.

The primary contributor to the increase in assets net of liabilities was a $13.1 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $38.7 million, which was partially offset by the increase in accounts payable of $25.6 million), an increase of $25.4 million in inventory, an increase in prepaid expenses and other current assets of $13.1 million, primarily due to the deferred expense related to the sale of unprocessed metal, and an increase in income taxes receivable net of income taxes payable of $0.8 million, partially offset by an increase in accrued liabilities of $4.3 million, which was primarily due to the increase in deferred revenue related to the sale of unprocessed metal and partially offset by the timing of payments related to incentive compensation, and an increase in accrued interest of $0.1 million.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the second quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in day’s sales outstanding (“DSO”) from 44 days as of December 31, 2012 to 41 days at June 30, 2013. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the second quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in the purchase payment cycle from 24 days at December 31, 2012 to 22 days at June 30, 2013. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the six months ended June 30, 2012, net cash provided by operating activities was $30.3 million. This amount was attributable to the net loss of $5.8 million and an increase in assets net of liabilities of $8.2 million, offset by adjustments to net loss of $44.3 million, primarily due to the loss on extinguishment of debt in connection with the Term Loan Refinancing of $19.6 million and non-cash profits interest compensation expense of $19.5 million.

The primary contributors to the increase in assets net of liabilities was the $5.0 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $31.7 million and accounts payable increased by $26.7 million), a decrease in accrued interest of $0.7 million and accrued liabilities of $7.0 million primarily due to the timing of payments related to incentive compensation, a $6.4 million call premium paid in connection with the Term Loan Refinancing and an increase in other assets net of liabilities of $0.8 million. Partially offsetting the increase was the $6.1 million reduction in inventory due to manufacturing process improvements and a decrease in prepaid expenses and other current assets of $5.4 million and an increase in accrued taxes of $0.2 million.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the second quarter of 2012 as compared to the fourth quarter of 2011, partially offset by the decrease in the DSO from 43 days as of December 31, 2011 to 42 days as of June 30, 2012. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the second quarter of 2012 as compared to the fourth quarter of 2011 as well as an increase in the purchase payment cycle from 23 days as of December 31, 2011 to 24 days at June 30, 2012.

Cash flows from investing activities

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2013, which consisted primarily of $8.3 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2012, which consisted primarily of capital improvements or replacement of existing capital items.

Cash flows from financing activities

Net cash provided by financing activities was $46.4 million for the six months ended June 30, 2013, which consisted primarily of net borrowings under the ABL Facility of $41.5 million, as well as a decrease of $4.9 million in the receivable due from stockholder as all amounts were received pertaining to reimbursable expenses incurred in connection with the Company’s IPO efforts.

Net cash used in financing activities was $60.3 million for the six months ended June 30, 2012, which was the result of the payment on the term loan of $310.9 million (including Term Loan repayment of $266.5 million associated with the Term Loan Retirement, a voluntary Term Loan prepayment of $15.0 million, a mandatory Term Loan prepayment of $28.6 million, and scheduled Term Loan payments of $0.8 million), distribution to Halkos of $160.0 million, payment of $12.9 million of costs associated with the issuance of the Senior Secured Notes, and $2.2 million receivable due from stockholder pertaining to reimbursable expenses, offset by proceeds from the Senior Secured Notes of $375.0 million and net borrowings on the ABL facility of $50.7 million.

Covenant Compliance

“EBITDA” (as defined in the agreement governing the ABL Facility) is used in the agreement governing the ABL Facility to measure compliance with various financial ratio tests. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Fixed Charge Coverage Ratio

Pursuant to the agreement governing the ABL Facility, the fixed charge coverage ratio is calculated each month on a rolling twelve-month basis by dividing (1) “EBITDA” (as defined in the agreement governing the ABL Facility) minus cash taxes to the extent actually paid during such period, dividends and capital expenditures paid in cash during such period, for such twelve-month period by (2) Fixed Charges for such twelve-month period. Fixed Charges are defined as all interest expense, excluding paid-in-kind, accrued or deferred interest, net of all interest income, plus all regularly scheduled principal payments of indebtedness for borrowed money, indebtedness for the deferred purchase price of any property or services or indebtedness with respect to capital leases.

The fixed charge coverage ratio covenant only is tested when excess availability is less than $20.0 million for five consecutive days (10% of the $200.0 million maximum borrowing base currently in effect). Under such circumstances, we would be required to maintain a fixed charge coverage ratio of greater than or equal to 1.1:1.

As of June 30, 2013, the fixed charge coverage ratio was not in effect.

Minimum Excess Availability

Pursuant to the agreement governing the ABL Facility, for any period of two consecutive days, “Excess Availability” under the ABL Facility may not be less than $10.0 million. Under the agreement governing the ABL Facility, “Excess Availability” is defined as (1) the lesser of: (a) the “Borrowing Base” (as defined in the agreement governing the ABL Facility) and (b) the maximum amount available under the ABL Facility at such time; minus (2) the sum of: (a) the amount of all then outstanding loans under the ABL Facility; plus (b) the amount of all reserves then established in respect of letter of credit obligations; plus (c) the aggregate amount of all then outstanding trade payables that are more than 60 days past due as of the end of the immediately preceding calendar month (other than such payables that are being contested in good faith); plus (d) without duplication, the amount of checks issued but not yet sent to pay trade payables and other obligations more than 60 days past due as of the end of the immediately preceding calendar month, plus (e) Qualified Cash (as defined in the agreement governing the ABL Facility) only in the event that Excess Availability (without giving effect to Qualified Cash) as of such date is greater than $50.0 million.

As of June 30, 2013, we were in compliance with the minimum Excess Availability covenant.

Outstanding Indebtedness

The ABL Facility

On August 18, 2010, we entered into the 2010 ABL Facility, providing for borrowings of up to the lesser of $150.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. As a result of the ABL Amendment, which occurred on June 1, 2012, the maximum availability under the ABL Facility was increased to $200.0 million. The borrowing base is defined as 85% of eligible accounts; plus the lesser of (x) 80% of the value of eligible inventory, (y) 90% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory and (z) the “Inventory Loan Limit” (which was $200.0 million as of June 30, 2013); minus reserves. As of June 30, 2013, our eligible collateral for our borrowing base had a value of $312.8 million, with a maximum availability of $200.0 million. As of June 30, 2013, we had $143.5 million available for borrowing under the ABL Facility, giving effect to $56.0 million of outstanding borrowings and $0.5 million of outstanding letters of credit. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings.

At any time after the occurrence and during the continuance of a “Trigger Event”, as defined in the agreement governing the ABL Facility, subject to certain thresholds, reinvestment rights and other exceptions, proceeds received from asset sales, equity issuances or other specified events will be required to be applied (as mandatory prepayments) in whole or in part towards the extinguishment of outstanding amounts due under the ABL Facility.

We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances, under the terms set forth in the agreement governing the ABL Facility. The unused portion under the ABL Facility determines the applicable spread added to the LIBOR rate. The unused portion the ABL Facility was $143.5 million as of June 30, 2013. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis. Also effective with the ABL Amendment, outstanding borrowings under the ABL Facility bear interest at a rate equal to either (i) for prime rate loans, a prime rate plus a spread between 1.0% and 1.5%, depending on excess availability levels or (ii) for LIBOR rate loans, LIBOR plus a spread of 2.0% to 2.5% depending on excess availability levels. As of June 30, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. As of December 31, 2012, amounts outstanding under the ABL Facility bore interest at a rate of 4.50%.

The ABL Facility has an expiration date of June 1, 2017 and contains various covenants to which we are subject on an ongoing basis. The ABL Facility restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. Outstanding borrowings under the ABL Facility are secured by a senior-priority security interest in our accounts receivable and inventory (which secure the Senior Secured Notes on a junior-priority basis) and by a junior-priority security interest in our fixed assets (which secure the Senior Secured Notes on a senior-priority basis). As of June 30, 2013, we were in compliance with all of our covenants under the ABL Facility.

The ABL Facility contains customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, or a change in control. In the case of an event of default occurring, the applicable interest rate spread increases by 2.0%, and the lenders would have the option to call the outstanding amount due.

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. A portion of the net proceeds from the Senior Secured Notes was used to repay in full the $266.5 million of principal outstanding under our Term Loan Facility, and to make a $160.0 million distribution to our parent, Halkos. The Senior Secured Notes are guaranteed by Holdings, and substantially all of our existing and future 100%-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure the ABL Facility on a senior-priority basis).

The Indenture contains covenants that limit GBC’s ability and the ability of restricted subsidiaries to, among other things, incur or guarantee additional debt or issue preferred stock, pay dividends, repurchase equity interests, repay subordinated indebtedness, make investments, create restrictions on the payment of dividends or other amounts to us from restricted subsidiaries, sell assets, including collateral, enter into transactions with affiliates, merge or consolidate with another person, sell or otherwise dispose of all or substantially all of our assets and create liens on our or the restricted subsidiaries’ assets to secure debt.

The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1, commencing on December 1, 2012.

We are required to offer to redeem the Senior Secured Notes at a purchase price of 101% of their principal amount (plus accrued and unpaid interest) upon the occurrence of certain change of control events. In addition, upon the completion of certain asset dispositions, we may be required to offer to redeem the Senior Secured Notes at a purchase price of 100% of their principal amount (plus accrued and unpaid interest) if we do not apply the proceeds of such asset dispositions in accordance with the Indenture by certain specified deadlines.

Pursuant to a registration rights agreement, dated as of June 1, 2012, the Company is required to effect a registered offer to issue registered new notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that the Company issued in a private offering on June 1, 2012. If the Company does not cause the registration statement for the exchange offer to become effective within 365 days after June 1, 2012, or otherwise fails to comply with the other deadlines in the registration rights agreement, it will be required to pay additional interest on the Senior Secured Notes equal to 0.25% per annum for each 90 days it is in default, up to a maximum of 0.50% per annum.

As of June 1, 2013, the registration statement for the exchange offer had not yet become effective, and accordingly, the Company is now required to pay a default rate of 0.25% per annum in addition to the stated rate of 9.50%. The Company filed a Form S-4 Registration Statement under the Securities Act of 1933 on June 10, 2013 and a subsequent amended Form S-4 Registration Statement on July 24, 2013 with respect to the proposed exchange of the Senior Secured Notes. Upon completions of the exchange offer, the Company’s obligation to pay any future Additional Interest will terminate. There are no assurances as to the timing of when the Company will complete the exchange offer with respect to its Senior Secured Notes and the corresponding reduction in the interest rate applicable to the new notes.

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, See note 1 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to changes in commodity prices, interest rates and foreign currency exchange rates. To manage the volatility related to these exposures, we use various financial instruments, including some derivatives, to help us manage our metal price, gas price, energy price, and interest rate risk. We also use offsetting forward sale and purchase agreements to help mitigate commodity price risks on operating margins. These agreements generally do not contain minimum purchase requirements.

We do not use derivative instruments for trading or speculative purposes and have not elected to use hedge accounting. We manage counterparty credit risk by entering into derivative instruments only with counterparties with investment-grade credit ratings.

The following tables set forth the impact of a 10% price change on our hedging positions as of June 30, 2013 and December 31, 2012, respectively.

(in millions)				Impact of 10%
			Unrealized	price change
June 30, 2013	Nominal value	Fair value	gains	on fair value
Metals	$(12.7)	$(12.3)	$0.4	$1.2
Natural Gas	—	—	—	—
Electricity	0.2	0.3	0.1	—
Interest Rate Caps	—	—	—	—

Totals	$(12.5)	$(12.0)	$0.5	$1.2

December 31, 2012	Nominal value	Fair value	Unrealized gains	Impact of 10% price change on fair value
Metals	$14.0	$14.4	$0.4	$1.4
Natural Gas	0.2	0.2	—	—
Electricity	1.3	1.5	0.2	0.2
Interest Rate Caps	—	—	—	—

Totals	$15.5	$16.1	$0.6	$1.6

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is i) recorded, processed, summarized, and reported on a timely basis, and ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business.

Item 1A. Risk Factors

Other than discussed below, there have been no material changes to the disclosure related to risk factors made in our Amendment No. 9 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 22, 2013.

The following risk factor should also be considered in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q.

Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2012, we had 1,986 employees, 1,118, or approximately 56%, of whom at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. As of December 31, 2012, there were nine unions representing employees in the Olin Brass segment (eight representing employees at the East Alton, Illinois facility and one representing employees of Bryan Metals, LLC), two representing employees of the A.J. Oster segment (one representing employees of A.J. Oster Foils, LLC and another representing employees of A.J.O. Global Services Mexico S.A. de C.V.) and one representing employees of the Chase Brass segment. In July 2012, employees at the Olin Brass Somers Thin Strip facility elected a union representative, and the election was certified by the National Labor Relations Board on July 27, 2012. On April 2, 2013, Somers Thin Strip employees ratified a collective bargaining agreement. That agreement took effect on April 3, 2013 and expires on December 15, 2015. The collective bargaining agreement with the eight unions that represent employees at the East Alton facility of Olin Brass expires in November 2013. The collective bargaining agreement covering union-represented employees of Chase Brass was scheduled to expire in June 2013. Chase Brass has begun negotiations with the union over terms and conditions of a collective bargaining agreement, and negotiations are continuing. The collective bargaining agreement was extended through July 31, 2013 and automatically extended for an indefinite period thereafter subject to termination upon 30 days’ written notice by either party. The union has not yet provided any notice to terminate the agreement. The collective bargaining agreement covering union-represented employees of A.J. Oster Foils expires in January 2014. The collective bargaining agreement covering union-represented employees of A.J.O. Global Services Mexico S.A. de C.V. has an indeterminate term, with a review of wages every year and a review of benefits every other year. The collective bargaining agreement with the union-represented employees of Bryan Metals, LLC is effective through September 30, 2014. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Limitations Upon the Payment of Dividends

Both the ABL Facility and the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of these restrictive covenants.

Use of Proceeds

On May 29, 2013, we closed our initial public offering of 8,050,000 shares of our common stock, including 1,050,000 shares of our common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $11.00 per share. The offering was made pursuant to a Registration Statement on Form S-1 (Registration No. 333-177594), which was declared effective by the Securities and Exchange Commission on May 22, 2013. The shares began trading on the New York Stock Exchange on May 23, 2013 and trade under the ticker symbol “BRSS.” Goldman, Sachs & Co., Morgan Stanley, William Blair and KeyBanc Capital Markets acted as underwriters for the offering, with Goldman, Sachs & Co. and Morgan Stanley acting as representatives for the underwriters.

Approximately $77.7 million was raised in the initial public offering after deducting $10.8 million in underwriting discounts, expenses and transaction costs. All of the shares of common stock sold in the offering, including those subject to the underwriters’ option to purchase additional shares, were sold by the selling stockholder, Halkos Holdings LLC. We did not receive any proceeds from the offering and we were reimbursed by Halkos for expenses incurred in connection with the initial public offering. Of the proceeds from the offering, $8.9 million was paid to members of our management.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1†	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

3.2†	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

4.1†	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

10.1†	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

10.18†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

10.19†	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 Amendment No. 6, filed May 8, 2013).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Global Brass and Copper Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith
†	Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli

Robert T. Micchelli
Chief Financial Officer

Date: August 12, 2013