Form 10-Q
period 2013-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2013-11-12
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35938

GLOBAL BRASS AND COPPER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1826563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 N. Martingale Road Suite 1050
Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 240-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On November 8, 2013, there were 21,110,000 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

September 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share and par value data)	2013	2012
Assets
Current assets:
Cash	$18,088	$13,862
Accounts receivable (net of allowance of $1,506 and $1,408, respectively)	198,473	164,317
Inventories	208,778	174,378
Prepaid expenses and other current assets	26,591	12,141
Deferred income taxes	32,122	33,465
Income tax receivable, net	625	1,300

Total current assets	484,677	399,463
Property, plant and equipment, net	78,137	71,127
Investment in joint venture	2,184	2,972
Goodwill	4,399	4,399
Intangible assets, net	762	839
Deferred income taxes	5,736	6,138
Other noncurrent assets	16,620	17,755

Total assets	$592,515	$502,693

Liabilities and deficit
Current liabilities:
Accounts payable	$105,311	$81,577
Accrued liabilities	59,639	48,424
Accrued interest	12,448	3,287
Income tax payable	156	248

Total current liabilities	177,554	133,536
Long-term debt	397,500	389,522
Other noncurrent liabilities	26,312	27,436

Total liabilities	601,366	550,494

Commitments and contingencies (Note 13)	—	—
Global Brass and Copper Holdings, Inc. stockholders’ deficit:
Common stock—$.01 par value; 80,000,000 shares authorized; 21,110,000 shares issued and outstanding	211	211
Additional paid-in capital	30,260	—
Accumulated deficit	(43,948)	(48,153)
Accumulated other comprehensive income	761	1,466
Receivable from stockholder	—	(4,875)

Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	(12,716)	(51,351)
Noncontrolling interest	3,865	3,550

Total deficit	(8,851)	(47,801)

Total liabilities and deficit	$592,515	$502,693

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net sales	$439,238	$393,977	$1,345,678	$1,254,347
Cost of sales	393,991	349,580	1,201,815	1,112,875

Gross profit	45,247	44,397	143,863	141,472
Selling, general and administrative expenses (including non-cash profits interest expense of $0, $0, $29,271 and $19,517, respectively)	20,089	17,353	92,622	73,241

Operating income	25,158	27,044	51,241	68,231
Interest expense	10,104	9,936	29,938	29,894
Loss on extinguishment of debt	—	—	—	19,612
Other expense (income), net	65	(537)	256	172

Income before provision for income taxes and equity income	14,989	17,645	21,047	18,553
Provision for income taxes	5,259	6,769	17,762	13,996

Income before equity income	9,730	10,876	3,285	4,557
Equity income, net of tax	288	261	1,148	736

Net income	10,018	11,137	4,433	5,293
Less: Net income attributable to noncontrolling interest	69	105	228	273

Net income attributable to Global Brass and Copper Holdings, Inc.	$9,949	$11,032	$4,205	$5,020

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.47	$0.52	$0.20	$0.24
Diluted	$0.47	$0.52	$0.20	$0.24
Weighted average common shares outstanding:
Basic	21,110,000	21,110,000	21,110,000	21,110,000
Diluted	21,174,708	21,110,000	21,134,169	21,110,000

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$10,018	$11,137	$4,433	$5,293
Other comprehensive income (loss):
Foreign currency translation adjustment	300	(1)	(1,095)	(199)
Less: Income tax expense (benefit) on other comprehensive income (loss)	106	6	(477)	(69)

Comprehensive income	10,212	11,130	3,815	5,163
Less: Comprehensive income attributable to noncontrolling interest	89	83	315	273

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10,123	$11,047	$3,500	$4,890

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in (Deficit) / Equity (Unaudited)

(In thousands)	Common stock	Additional paid-in capital	(Accumulated deficit) / Retained earnings	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	Noncontrolling interest	Total (deficit) / equity
Balance at December 31, 2011	$211	$11,091	$68,718	$1,923	$(2,451)	79,492	$3,168	$82,660
Profits interest compensation	—	19,517	—	—	—	19,517	—	19,517
Distribution to stockholder	—	(30,608)	(129,392)	—	—	(160,000)	—	(160,000)
Amounts due from stockholder	—	—	—	—	(2,398)	(2,398)	—	(2,398)
Net income	—	—	5,020	—	—	5,020	273	5,293
Other comprehensive loss, net of tax	—	—	—	(130)	—	(130)	—	(130)

Balance at September 30, 2012	$211	$—	$(55,654)	$1,793	$(4,849)	$(58,499)	$3,441	$(55,058)

(In thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	Noncontrolling interest	Total deficit
Balance at December 31, 2012	$211	$—	$(48,153)	$1,466	$(4,875)	$(51,351)	$3,550	$(47,801)
Profits interest compensation	—	29,271	—	—	—	29,271	—	29,271
Share-based compensation	—	989	—	—	—	989	—	989
Payment from stockholder	—	—	—	—	4,875	4,875	—	4,875
Net income	—	—	4,205	—	—	4,205	228	4,433
Other comprehensive (loss) income, net of tax	—	—	—	(705)	—	(705)	87	(618)

Balance at September 30, 2013	$211	$30,260	$(43,948)	$761	$—	$(12,716)	$3,865	$(8,851)

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$4,433	$5,293
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	318	302
Mark to market on commodity contracts	1,062	(1,473)
Mark to market on interest rate cap agreements	1	156
Depreciation	6,023	4,805
Amortization of intangible assets	78	86
Amortization of debt discount and issuance costs	1,857	3,961
Loss on extinguishment of debt	—	19,612
Profits interest compensation expense	29,271	19,517
Share-based compensation expense	989	—
Provision for bad debts, net of reductions	73	(627)
Deferred income taxes	691	2,273
Loss (gain) on sale of property, plant and equipment	3	(9)
Equity income, net of tax	(1,148)	(736)
Distributions from equity method investment	452	500
Change in assets and liabilities:
Accounts receivable	(33,959)	(48,917)
Inventories	(34,610)	1,343
Prepaid expenses and other current assets	(14,988)	5,440
Accounts payable	23,893	30,787
Accrued liabilities	10,676	12,083
Accrued interest	9,160	8,127
Income taxes, net	574	2,702
Other, net	(317)	(6,973)

Net cash provided by operating activities	4,532	58,252
Cash flows from investing activities
Capital expenditures	(13,205)	(11,360)
Proceeds from sale of property, plant and equipment	174	25

Net cash used in investing activities	(13,031)	(11,335)
Cash flows from financing activities
Deferred financing fees	—	(12,981)
Proceeds from senior secured notes	—	375,000
Payments on term loan	—	(310,875)
Borrowings on ABL Facility	337,236	142,400
Payments on ABL Facility	(329,258)	(113,900)
Distribution to stockholder	—	(160,000)
Net payment (amounts due) from stockholder	4,875	(2,398)

Net cash provided by (used in) financing activities	12,853	(82,754)
Effect of foreign currency exchange rates	(128)	(682)

Net increase (decrease) in cash	4,226	(36,519)
Cash at beginning of period	13,862	49,537

Cash at end of period	$18,088	$13,018

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

1. Basis of Presentation and Principles of Consolidation

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. GBC is a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. On May 29, 2013, the Company completed its initial public offering of 8,050,000 shares of its common stock (the “initial public offering” or “IPO”). The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS”. Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. After giving effect to the IPO, Halkos beneficially owned approximately 61.5% of the outstanding common stock of the Company. Halkos’s beneficial ownership percentage remained approximately the same as of September 30, 2013. On October 1, 2013, the Company completed its follow-on public offering of 5,750,000 shares of its common stock (the “follow-on public offering”). Halkos sold all of the shares in the follow-on public offering and received all of the net proceeds from the offering. After giving effect to the follow-on public offering, Halkos beneficially owns approximately 34.4% of the outstanding common stock of the Company. KPS Capital Partners, L.P. and its affiliates (“KPS”) are the majority shareholders of Halkos.

The Company is operated and managed through three distinct divisions which are also the Company’s reportable segments: Olin Brass, Chase Brass (“Chase”) and A.J. Oster (“Oster”).

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries in which the Company has a controlling interest. All significant intercompany accounts and transactions relative to wholly- and majority-owned subsidiaries have been eliminated. The equity method is used to account for investments in affiliated companies, that are 20% to 50% owned where the Company does not hold a controlling voting interest and does not direct the matters that most significantly impact the investee’s operations.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting periods. Actual amounts could differ from those estimates.

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2013. These interim financial statements should be read in conjunction with the December 31, 2012 audited financial statements of the Company.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Revision of Prior Period Financial Statements

During 2012, the Company identified immaterial errors in previously issued consolidated financial statements related to the three and nine months ended September 30, 2012, which were corrected in the period identified, including:

1.	An error in the accounting for raw material in-transit was identified, which resulted in an overstatement of cost of sales of $811 and $423 for the three months and nine months ended September 30, 2012, respectively.

2.	Duplicate accruals for the receipt of raw material were identified, which resulted in an understatement of cost of sales of $1,396 and $389 for the three and nine months ended September 30, 2012, respectively.

The Company assessed the materiality of all errors, individually and in the aggregate, on previously issued consolidated financial statements and concluded that the errors were not material to any of the Company’s previously issued financial statements.

A summary of the revisions to the consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 is as follows:

	As Previously Reported	Adjustment	As Revised
	Three Months Ended September 30, 2012
Consolidated Statement of Operations
Cost of sales	$348,995	$585	$349,580
Gross profit	44,982	(585)	44,397
Operating income	27,629	(585)	27,044
Income before provision for income taxes and equity income	18,230	(585)	17,645
Provision for income taxes	6,670	99	6,769
Income before equity income	11,560	(684)	10,876
Net income	11,821	(684)	11,137
Net income attributable to Global Brass and Copper Holdings, Inc.	11,716	(684)	11,032
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.55	$(0.03)	$0.52

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	As Previously Reported	Adjustment	As Revised
	Nine Months Ended September 30, 2012
Consolidated Statement of Operations
Cost of sales	$1,112,909	$(34)	$1,112,875
Gross profit	141,438	34	141,472
Operating income	68,197	34	68,231
Income before provision for income taxes and equity income	18,519	34	18,553
Provision for income taxes	13,891	105	13,996
Income before equity income	4,628	(71)	4,557
Net income	5,364	(71)	5,293
Net income attributable to Global Brass and Copper Holdings, Inc.	5,091	(71)	5,020
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.24	$—	$0.24

	Three Months Ended September 30, 2012
Consolidated Statement of Comprehensive Income
Net income	$11,821	$(684)	$11,137
Comprehensive income	11,814	(684)	11,130
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	11,731	(684)	11,047

	Nine Months Ended September 30, 2012
Consolidated Statement of Comprehensive Income
Net income	$5,364	$(71)	$5,293
Comprehensive income	5,234	(71)	5,163
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	4,961	(71)	4,890

	Nine Months Ended September 30, 2012
Consolidated Statement of Changes in Deficit
Net income	$5,364	$(71)	$5,293
Net income attributable to Global Brass and Copper Holdings, Inc.	5,091	(71)	5,020
Accumulated deficit—Balance, September 30, 2012	(56,083)	429	(55,654)
Total Global Brass and Copper Holdings, Inc. stockholders’ deficit—Balance, September 30, 2012	(58,928)	429	(58,499)
Total deficit—Balance, September 30, 2012	(55,487)	429	(55,058)

Recently Issued and Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to provide disclosures about items that are required by U.S. GAAP to be reclassified from accumulated other comprehensive income (“AOCI”) to net income in their entirety in the same reporting period. The disclosure includes the amount of the reclassification and identifies the line item on the statement where net income is presented that is affected by the reclassification. For other items reclassified from AOCI, the disclosure cross-

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

references to other disclosures where additional details about their effects are disclosed. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material effect on the Company’s consolidated financial statements and disclosures.

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

2. Inventories

The Company’s inventories were as follows:

	As of
	September 30,	December 31,
	2013	2012
Raw materials and supplies	$34,646	$37,766
Work-in-process	99,119	69,286
Finished goods	75,013	67,326

Total inventories	$208,778	$174,378

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of raw material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprises approximately 73% and 70% of total inventory at September 30, 2013 and December 31, 2012, respectively. Other manufactured inventories, including the non-material components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. During the nine months ended September 30, 2013, the Company reduced the recorded value of inventory by $318. This non-cash, lower of cost or market adjustment was recorded in cost of sales in the accompanying consolidated statement of operations for the nine months ended September 30, 2013.

If all inventories had been valued at period-end market values, inventories would have been approximately $331,213 and $319,282 at September 30, 2013 and December 31, 2012, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

3. Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets were as follows:

	As of
	September 30,	December 31,
	2013	2012
Collateral on deposit—commodity derivative contracts	$1,861	$767
Commodity derivative contracts	5	548
Deferred expense	13,018	—
Loss fund payments—workers’ compensation	6,466	6,968
Prepaid insurance	1,705	1,261
Prepaid tooling	1,926	764
Other	1,610	1,833

Total prepaid expenses and other current assets	$26,591	$12,141

4. Goodwill

On January 31, 2008, the Company, through its Chase reportable segment, acquired certain assets of the brass business of Bolton Metals Product Company (“Bolton”). As of September 30, 2013 and December 31, 2012, the carrying value of goodwill was $4,399. All goodwill is assigned to Chase, which is the Company’s applicable reporting unit for purposes of testing goodwill impairment. The Bolton acquisition is treated as an asset acquisition for tax purposes. As of September 30, 2013, $1,973 of goodwill is expected to be deductible for tax purposes.

5. Investment in Joint Venture

The Company owns a 50% interest in Dowa – Olin Metal Corporation (“Dowa”), a joint venture based in Japan. The Company accounts for Dowa under the equity method of accounting. Due to the timing of the receipt of available financial information, the results of Dowa are recorded on a one-month lag basis.

In November 2007, the equity investment in Dowa, which was purchased as part of the metals business acquired from Olin Corporation, was recorded at a carrying value of zero as a result of the bargain purchase event recognized under the purchase method of accounting for the acquisition, creating a negative basis difference of $9,416. Based on management’s estimate as to the underlying commercial utility of the alloys that Dowa manufactured and sold at the date of acquisition, the negative basis difference is being accreted on a straight-line basis over a 13-year period as an increase to equity earnings. Accretion of the negative basis difference of $181 was reflected in equity income, net of tax in the accompanying consolidated statements of operations for each of the three months ended September 30, 2013 and 2012 and $543 for each of the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, the remaining negative basis difference was $5,192 and $5,735, respectively.

During the nine months ended September 30, 2013 and 2012, the Company received cash dividends from Dowa of $452 and $500, respectively, which were recorded as a reduction in the Company’s investment in Dowa. During the three months ended September 30, 2013 and 2012,

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

the Company recorded $288 and $261, respectively, of equity income, net of tax, including $181 of accretion of the negative basis difference in each period. During the nine months ended September 30, 2013 and 2012, the Company recorded equity income, net of tax of $1,148 and $736, respectively, including $543 of accretion of the negative basis difference in each period. The undistributed earnings of Dowa in GBC’s retained earnings as of September 30, 2013 and December 31, 2012 totaled $758 and $62, respectively.

6. Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
Deferred financing fees, net	$15,225	$17,082
Utility and other deposits	1,395	668
Interest rate cap agreements	—	1
Other	—	4

Total other noncurrent assets	$16,620	$17,755

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
Personnel expense	$20,685	$20,872
Workers’ compensation	14,383	15,754
Deferred revenue	13,018	—
Professional fees	1,826	2,145
Insurance	2,358	2,253
Utilities	1,877	1,844
Taxes	1,371	1,745
Tooling	737	686
Commodity derivative contracts	357	—
Other	3,027	3,125

Total accrued liabilities	$59,639	$48,424

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

8. Financing

Long-term debt consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
ABL Facility	$22,500	$14,522
Senior Secured Notes	375,000	375,000

Total long-term debt	$397,500	$389,522

Senior Secured Notes

On June 1, 2012, GBC issued $375,000 in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”), which are guaranteed by Holdings. The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1, commencing on December 1, 2012.

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2013, all of the net assets of the subsidiaries are restricted except for $34,957, which are permitted for dividend distributions under the Indenture. As of September 30, 2013, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

Pursuant to a registration rights agreement, on October 7, 2013, GBC completed an exchange offer to issue registered new notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that GBC issued in a private offering on June 1, 2012.

ABL Facility

Concurrent with the issuance of the Senior Secured Notes in 2012, the Company amended the agreement governing its asset-based revolving loan facility (the “ABL Facility”).

The unused portion of the ABL Facility was $177,000 and $184,978 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, amounts outstanding under the ABL Facility accrued interest at a rate of 3.33% and 4.50%, respectively.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of September 30, 2013, the Company was in compliance with all of its covenants under the ABL Facility.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

9. Income Taxes

The effective income tax rate, which is provision for income taxes as a percentage of income before provision for income taxes and equity income, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory provision rate	35.0%	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	3.3%	3.8%	7.9%	3.6%
Section 199 manufacturing credit	(2.7%)	(2.9%)	(6.9%)	(2.8%)
Return to provision adjustments / Uncertain tax positions	(1.0%)	0.3%	(1.4%)	(3.1%)
Non-deductible non-cash compensation	—	—	48.7%	41.2%
Other	0.5%	2.2%	1.1%	1.5%

Effective income tax rate	35.1%	38.4%	84.4%	75.4%

The “Non-deductible non-cash compensation” expense as described further in note 14, “Profits Interest Awards,” is not deductible in the Company’s tax returns and has been reflected as a permanent difference in the effective tax rate reconciliations above.

As of September 30, 2013 and December 31, 2012, the Company had $25,841 and $27,401 respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes were $14 and $29 for the three and nine months ended September 30, 2013, respectively, and were increased by $22 and reduced by $138 for the three and nine months ended September 30, 2012, respectively, and are classified as a component of income tax expense in the accompanying consolidated statements of operations. Accrued interest and penalties as of September 30, 2013 and December 31, 2012 were $64 and $35, respectively, inclusive of the estimated interest and penalties mentioned above. The Company’s liability for uncertain tax positions of $25,905 and $27,436 at September 30, 2013 and December 31, 2012, respectively, are presented in other noncurrent liabilities.

The Company is subject to income taxation in several jurisdictions around the world. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it has adequately reserved for any potential tax exposures at September 30, 2013. The Internal Revenue Service completed its examination of the Corporation’s income tax returns through the period ended December 31, 2010. The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended September 30, 2010 and all subsequent periods remain open for audit.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

10. Derivative Contracts

The Company maintains a metal, natural gas and electricity pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from volatility of the commodity indices.

The Company’s commodity derivative contracts consist of delivery contracts matched in quantity, price and maturity to firm price sales orders in order to protect sales margins from metal price fluctuations between the firm price sale order date and shipment date.

The prices of natural gas and electricity can be particularly volatile. The Company attempts to mitigate short-term volatility in natural gas and electricity costs through the use of derivatives contracts in an effort to offset the effect of increasing costs.

The Company also utilized interest rate cap agreements in compliance with the requirement under its prior senior secured term loan credit facility (the “Term Loan Facility”) to provide that at least 50% of the Term Loan Facility be subject to a fixed rate or interest rate protection for a period of not less than three years. These interest rate cap agreements were not designated as an accounting hedge and changes in the fair value of the interest rate cap agreements have been recorded as non-cash interest expense. The agreements expired in August 2013.

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

The Company manages credit risk associated with derivative contracts by only executing derivative instruments with counterparties with investment-grade credit ratings. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative contracts, if any. If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.

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

	As of September 30, 2013
				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (361 contracts)	$722	$(722)	$—	$—	$—	$—
Open electricity contracts (10 contracts)	56	(51)	5	—	—	5

Total	$778	$(773)	$5	$—	$—	$5

Consolidated balance sheet location:
Prepaid expenses and other current assets		$5

Total		$5

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (406 contracts)	$1,074	$(722)	$352	$—	$352	$—
Open natural gas contracts (4 contracts)	5	—	5	—	5	—
Open electricity contracts (14 contract)	51	(51)	—	—	—	—

Total	$1,130	$(773)	$357	$—	$357	$—

Consolidated balance sheet location:
Accrued liabilities		$357

Total		$357

Not included in the above table is $1,504 of collateral included in prepaid expenses and other current assets, which is because collateral is limited to the net amounts of assets or liabilities presented in the consolidated balance sheet.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	As of December 31, 2012
				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metals contracts (208 contracts)	$603	$(224)	$379	$—	$—	$379
Open natural gas contracts (6 contracts)	2	—	2	—	—	2
Open electricity contracts (17 contracts)	169	(2)	167	—	—	167
Interest rate cap agreements (2 contracts)	1	—	1	—	—	1

Total	$775	$(226)	$549	$—	$—	$549

Consolidated balance sheet location:
Prepaid expenses and other current assets		$548
Other noncurrent assets		1

Total		$549

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metals contracts (85 contracts)	$224	$(224)	$—	$—	$—	$—
Open electricity contracts (1 contract)	2	(2)	—	—	—	—

Total	$226	$(226)	$—	$—	$—	$—

Not included in the above table is $767 of collateral included in prepaid expenses and other current assets, which is because collateral is limited to the net amounts of assets or liabilities presented in the consolidated balance sheet.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales
Realized and unrealized (loss) gain—metal contracts	$(794)	$110	$(143)	$614
Realized and unrealized (loss) gain—natural gas contracts	(10)	44	(12)	113
Realized and unrealized (loss) gain—electricity contracts	(138)	257	(193)	222

Total	$(942)	$411	$(348)	$949

Interest expense
Unrealized loss—interest rate cap agreements	$—	$(10)	$(1)	$(156)

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Open electricity contracts	$—	$5	$—	$5

Total assets	$—	$5	$—	$5

Open metal contracts	$—	$352	$—	$352
Open natural gas contracts	—	5	—	5

Total liabilities	$—	$357	$—	$357

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

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of September 30, 2013, the fair value of the Company’s Senior Secured Notes approximated $415,781. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

12. Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) are majority shareholders of Halkos. As of September 30, 2013, Halkos beneficially owned 61.5% of the outstanding shares of Holdings. On October 1, 2013, the Company completed its follow-on public offering of 5,750,000 shares of its common stock. Halkos sold all of the shares in the follow-on public offering and received all of the net proceeds from the offering. After giving effect to the follow-on public offering, Halkos beneficially owns approximately 34.4% of the outstanding common stock of the Company.

The Company and affiliates of KPS Funds entered into an agreement whereby affiliates of KPS Funds charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). In May 2013, in connection with the IPO, the Company terminated the Management Services

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Agreement prior to the expiration of the initial term and was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid $4,500 to the affiliates of KPS Funds related to the Company’s early termination and all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4,750 for the nine months ended September 30, 2013, all of which were recorded in the first six months of 2013, and $250 and $750 for the three and nine months ended September 30, 2012, respectively. As of December 31, 2012, $250 of these charges were accrued for in accrued liabilities. Additionally, pursuant to the Management Services Agreement, the Company was required to reimburse the affiliates of KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were $6 and $24 for the three and nine months ended September 30, 2013, respectively, and $62 for the nine months ended September 30, 2012. There were no costs incurred during the three months ended September 30, 2012.

The Company and KPS Funds entered into an agreement dated October 18, 2011 whereby the KPS Funds agreed to reimburse the Company for specific incremental costs directly attributable to the offering of equity securities (the “KPS Reimbursement Obligation”). Pursuant to the completion of the offering that occurred on May 29, 2013, KPS Funds reimbursed the Company all amounts owed in connection with the KPS Reimbursement Obligation. As of December 31, 2012, the Company had recorded $4,875 as a receivable from stockholder pertaining to the KPS Reimbursement Obligation.

13. Commitments and Contingencies

Environmental Considerations

The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant costs to comply with such requirements. The Company employs responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements. Management expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. The Company determines its liability on a location by location basis and records a liability at the time it is deemed probable and can be reasonably estimated. The Company is currently not aware of any environmental matters which may have a material impact on the Company’s financial position, results of operations, or liquidity.

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

14. Profits Interest Awards

Halkos granted, pursuant to the Halkos Equity Plan, non-voting membership interests to select members of the Company’s management titled “Class B Shares.” The Class B Shares are profits interests in Halkos.

Certain members of the Company’s management receive distributions from Halkos to the extent their Class B Shares are vested. During the nine months ended September 30, 2013 and 2012, GBC executives received $8,902 and $19,517, respectively. These distributions were accounted for by GBC as non-cash compensation expense with a corresponding increase in additional paid-in capital in the period in which the distributions were determined to be probable.

In June 2013, Halkos modified the Halkos LLC Agreement to eliminate its right to acquire all or a portion of the Class B Shares. This modification to the Halkos LLC Agreement triggered the recognition of additional non-cash compensation expense reflecting the fair value of vested Class B Shares as of the date of modification. The observable market price of the Company’s publicly traded shares was used to determine the fair value of the Class B Shares. In June 2013, the Company recognized $20,369 of incremental non-cash compensation expense as a result of the modification.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Chase is a leading manufacturer of brass rod in North America. Chase primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase produces brass rod used in production applications which can be grouped into four primary end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

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

Segment Adjusted EBITDA is an EBITDA-based measure of operating performance, with EBITDA being defined by the Company as net income before depreciation and amortization, interest expense, and income taxes. The Company defines Segment Adjusted EBITDA as EBITDA further adjusted to exclude unrealized gains and losses on derivative contracts, lower of cost or market adjustments to inventory, LIFO-based gains and losses, non-cash compensation expense, share-based compensation expense, loss on extinguishment of debt and non-cash income accretion related to the Company’s joint venture investment, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations. Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments and the elimination of intercompany balances.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

Below is a reconciliation of the Company’s Segment Adjusted EBITDA to income before provision for income taxes and equity income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales, External Customers
Olin Brass	$210,861	$164,696	$613,926	$496,786
Chase	149,296	151,342	488,475	505,951
Oster	79,081	77,939	243,277	251,610

Total net sales, external customers	$439,238	$393,977	$1,345,678	$1,254,347

Intersegment Net Sales
Olin Brass	$11,991	$11,208	$40,539	$36,315
Chase	—	—	7	302
Oster	65	59	173	81

Total intersegment net sales	$12,056	$11,267	$40,719	$36,698

Segment Adjusted EBITDA
Olin Brass	$13,526	$13,681	$41,209	$37,432
Chase	15,996	16,120	53,831	53,311
Oster	4,311	4,709	13,164	15,137

Total segment adjusted EBITDA	33,833	34,510	108,204	105,880
Corporate and Other	(4,774)	(5,235)	(19,101)	(14,664)
Loss on extinguishment of debt	—	—	—	(19,612)
Depreciation and amortization	(2,120)	(1,686)	(6,101)	(4,891)
Interest expense	(10,104)	(9,936)	(29,938)	(29,894)
Equity method investment income (A)	(107)	(80)	(605)	(193)
Net income attributable to noncontrolling interest	69	105	228	273
Lower of cost or market adjustment to inventory	—	(302)	(318)	(302)
(Loss) gain on derivative contracts	(1,000)	269	(1,062)	1,473
Share-based compensation expense	(808)	—	(989)	—
Compensation expense—profits interest awards	—	—	(29,271)	(19,517)

Income before provision for income taxes and equity income	$14,989	$17,645	$21,047	$18,553

(A)	Excludes accretion income of $181 and $543 in each of the three and nine months ended September 30, 2013 and 2012. Equity method investment income is exclusive to Olin Brass.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$9,949	$11,032	$4,205	$5,020
Denominator
Weighted-average common shares outstanding	21,110,000	21,110,000	21,110,000	21,110,000
Effect of potentially dilutive securities:
Stock options and nonvested share awards	64,708	—	24,169	—

Weighted-average common shares outstanding, assuming dilution	21,174,708	21,110,000	21,134,169	21,110,000

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.47	$0.52	$0.20	$0.24
Diluted	$0.47	$0.52	$0.20	$0.24

During the nine months ended September 30, 2013, the Company granted 107,895 options to purchase shares of common stock, 141,486 nonvested shares of restricted stock, and 101,754 nonvested performance-based shares to certain members of the Company’s management and its Board of Directors. The computation of weighted-average common shares outstanding, assuming dilution, for the three and nine months ended September 30, 2013, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards. Nonvested performance-based shares are excluded from the computation because the established performance criterion was not met at September 30, 2013.

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

18. Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in note 8, “Financing”. The Senior Secured Notes are jointly

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt under the Indenture (collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Balance Sheet As of September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$11,164	$2,633	$4,291	$—	$18,088
Accounts receivable, net of allowance	—	4,914	176,272	17,287	—	198,473
Inventories	—	—	193,825	15,363	(410)	208,778
Prepaid expenses and other current assets	—	10,064	16,441	86	—	26,591
Deferred income taxes	—	32,122	—	—	—	32,122
Income tax receivable, net	—	799	—	—	(174)	625

Total current assets	—	59,063	389,171	37,027	(584)	484,677
Property, plant and equipment, net	—	976	76,810	351	—	78,137
Investment in joint venture	—	—	2,184	—	—	2,184
Investment in subsidiaries	—	623,442	19,974	—	(643,416)	—
Intercompany accounts	—	—	270,599	—	(270,599)	—
Goodwill	—	—	4,399	—	—	4,399
Intangible assets, net	—	—	762	—	—	762
Deferred income taxes	—	5,736	—	—	—	5,736
Other noncurrent assets	—	15,705	915	—	—	16,620

Total assets	$—	$704,922	$764,814	$37,378	$(914,599)	$592,515

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$2,455	$101,105	$2,161	$(410)	$105,311
Accrued liabilities	—	18,710	40,232	697	—	59,639
Accrued interest	—	12,448	—	—	—	12,448
Income tax payable	—	—	35	295	(174)	156

Total current liabilities	—	33,613	141,372	3,153	(584)	177,554
Long-term debt	—	397,500	—	—	—	397,500
Other noncurrent liabilities	—	26,312	—	—	—	26,312
Obligations and advances in excess of investment in subsidiary	5,447	—	—	—	(5,447)	—
Intercompany accounts	7,269	252,944	—	10,386	(270,599)	—

Total liabilities	12,716	710,369	141,372	13,539	(276,630)	601,366

Commitments and contingencies	—	—	—	—	—	—
Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(12,716)	(5,447)	623,442	19,974	(637,969)	(12,716)
Noncontrolling interest	—	—	—	3,865	—	3,865

Total (deficit) / equity	(12,716)	(5,447)	623,442	23,839	(637,969)	(8,851)

Total liabilities and (deficit) / equity	$—	$704,922	$764,814	$37,378	$(914,599)	$592,515

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Balance Sheet As of December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$8,537	$—	$5,446	$(121)	$13,862
Accounts receivable, net of allowance	—	4,630	144,533	15,154	—	164,317
Inventories	—	343	158,713	15,885	(563)	174,378
Prepaid expenses and other current assets	—	9,229	2,600	312	—	12,141
Deferred income taxes	—	33,465	—	—	—	33,465
Income tax receivable, net	—	1,656	—	—	(356)	1,300

Total current assets	—	57,860	305,846	36,797	(1,040)	399,463
Property, plant and equipment, net	—	1,154	69,646	327	—	71,127
Investment in joint venture	—	—	2,972	—	—	2,972
Investment in subsidiaries	—	522,912	19,850	—	(542,762)	—
Intercompany accounts	—	—	223,081	—	(223,081)	—
Goodwill	—	—	4,399	—	—	4,399
Intangible assets, net	—	—	839	—	—	839
Deferred income taxes	—	6,138	—	—	—	6,138
Other noncurrent assets	—	17,115	640	—	—	17,755

Total assets	$—	$605,179	$627,273	$37,124	$(766,883)	$502,693

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$1,398	$77,390	$2,910	$(121)	$81,577
Accrued liabilities	—	20,592	26,971	861	—	48,424
Accrued interest	—	3,287	—	—	—	3,287
Income tax payable	—	248	—	356	(356)	248

Total current liabilities	—	25,525	104,361	4,127	(477)	133,536
Long-term debt	—	389,522	—	—	—	389,522
Other noncurrent liabilities	—	27,436	—	—	—	27,436
Obligations and advances in excess of investment in subsidiary	42,522	—	—	—	(42,522)	—
Intercompany accounts	8,829	205,218	—	9,597	(223,644)	—

Total liabilities	51,351	647,701	104,361	13,724	(266,643)	550,494

Commitments and contingencies	—	—	—	—	—	—
Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(51,351)	(42,522)	522,912	19,850	(500,240)	(51,351)
Noncontrolling interest	—	—	—	3,550	—	3,550

Total (deficit) / equity	(51,351)	(42,522)	522,912	23,400	(500,240)	(47,801)

Total liabilities and (deficit) / equity	$—	$605,179	$627,273	$37,124	$(766,883)	$502,693

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$422,679	$25,088	$(8,529)	$439,238
Cost of sales	—	1,092	378,132	23,296	(8,529)	393,991

Gross profit (loss)	—	(1,092)	44,547	1,792	—	45,247
Selling, general and administrative expenses	202	4,713	14,388	786	—	20,089

Operating income (loss)	(202)	(5,805)	30,159	1,006	—	25,158
Interest expense	—	10,104	—	—	—	10,104
Other (income) expense, net	—	77	(51)	39	—	65

Income (loss) before provision for (benefit from) income taxes and equity income	(202)	(15,986)	30,210	967	—	14,989
Provision for (benefit from) income taxes	(78)	(5,800)	10,986	151	—	5,259

Income (loss) before equity income	(124)	(10,186)	19,224	816	—	9,730
Equity income, net of tax	10,073	20,259	1,035	—	(31,079)	288

Net income	9,949	10,073	20,259	816	(31,079)	10,018
Less: Net income attributable to noncontrolling interest	—	—	—	69	—	69

Net income attributable to Global Brass and Copper Holdings, Inc.	$9,949	$10,073	$20,259	$747	$(31,079)	$9,949

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$375,335	$25,060	$(6,418)	$393,977
Cost of sales	—	9	333,285	22,704	(6,418)	349,580

Gross profit (loss)	—	(9)	42,050	2,356	—	44,397
Selling, general and administrative expenses	351	4,411	11,925	666	—	17,353

Operating income (loss)	(351)	(4,420)	30,125	1,690	—	27,044
Interest expense	—	9,935	1	—	—	9,936
Other (income) expense, net	—	92	(249)	(380)	—	(537)

Income (loss) before provision for (benefit from) income taxes and equity income	(351)	(14,447)	30,373	2,070	—	17,645
Provision for (benefit from) income taxes	(135)	(5,652)	12,048	508	—	6,769

Income (loss) before equity income	(216)	(8,795)	18,325	1,562	—	10,876
Equity income, net of tax	11,248	20,043	1,718	—	(32,748)	261

Net income	11,032	11,248	20,043	1,562	(32,748)	11,137
Less: Net income attributable to noncontrolling interest	—	—	—	105	—	105

Net income attributable to Global Brass and Copper Holdings, Inc.	$11,032	$11,248	$20,043	$1,457	$(32,748)	$11,032

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,294,809	$73,586	$(22,717)	$1,345,678
Cost of sales	—	1,208	1,155,186	68,138	(22,717)	1,201,815

Gross profit (loss)	—	(1,208)	139,623	5,448	—	143,863
Selling, general and administrative expenses	5,390	33,569	51,444	2,219	—	92,622

Operating income (loss)	(5,390)	(34,777)	88,179	3,229	—	51,241
Interest expense	—	29,938	—	—	—	29,938
Other (income) expense, net	—	264	(134)	126	—	256

Income (loss) before provision for (benefit from) income taxes and equity income	(5,390)	(64,979)	88,313	3,103	—	21,047
Provision for (benefit from) income taxes	(2,075)	(15,753)	34,676	914	—	17,762

Income (loss) before equity income	(3,315)	(49,226)	53,637	2,189	—	3,285
Equity income, net of tax	7,520	56,746	3,109	—	(66,227)	1,148

Net income	4,205	7,520	56,746	2,189	(66,227)	4,433
Less: Net income attributable to noncontrolling interest	—	—	—	228	—	228

Net income attributable to Global Brass and Copper Holdings, Inc.	$4,205	$7,520	$56,746	$1,961	$(66,227)	$4,205

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,204,470	$69,679	$(19,802)	$1,254,347
Cost of sales	—	(1,896)	1,071,405	63,168	(19,802)	1,112,875

Gross profit	—	1,896	133,065	6,511	—	141,472
Selling, general and administrative expenses	1,086	26,223	43,969	1,963	—	73,241

Operating income (loss)	(1,086)	(24,327)	89,096	4,548	—	68,231
Interest expense (income)	—	29,896	(2)	—	—	29,894
Loss on extinguishment of debt	—	19,612	—	—	—	19,612
Other (income) expense, net	—	689	2	(519)	—	172

Income (loss) before provision for (benefit from) income taxes and equity income	(1,086)	(74,524)	89,096	5,067	—	18,553
Provision for (benefit from) income taxes	(418)	(24,813)	38,710	517	—	13,996

Income (loss) before equity income	(668)	(49,711)	50,386	4,550	—	4,557
Equity income, net of tax	5,688	55,399	5,013	—	(65,364)	736

Net income	5,020	5,688	55,399	4,550	(65,364)	5,293
Less: Net income attributable to noncontrolling interest	—	—	—	273	—	273

Net income attributable to Global Brass and Copper Holdings, Inc.	$5,020	$5,688	$55,399	$4,277	$(65,364)	$5,020

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9,949	$10,073	$20,259	$816	$(31,079)	$10,018
Foreign currency translation adjustment, net of tax	174	174	281	131	(566)	194

Comprehensive income	10,123	10,247	20,540	947	(31,645)	10,212
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	89	—	89

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10,123	$10,247	$20,540	$858	$(31,645)	$10,123

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$11,032	$11,248	$20,043	$1,562	$(32,748)	$11,137
Foreign currency translation adjustment, net of tax	15	15	22	184	(243)	(7)

Comprehensive income	11,047	11,263	20,065	1,746	(32,991)	11,130
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	83	—	83

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$11,047	$11,263	$20,065	$1,663	$(32,991)	$11,047

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4,205	$7,520	$56,746	$2,189	$(66,227)	$4,433
Foreign currency translation adjustment, net of tax	(705)	(705)	(1,181)	340	1,633	(618)

Comprehensive income	3,500	6,815	55,565	2,529	(64,594)	3,815
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	315	—	315

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$3,500	$6,815	$55,565	$2,214	$(64,594)	$3,500

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$5,020	$5,688	$55,399	$4,550	$(65,364)	$5,293
Foreign currency translation adjustment, net of tax	(130)	(130)	(200)	983	(653)	(130)

Comprehensive income	4,890	5,558	55,199	5,533	(66,017)	5,163
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	273	—	273

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$4,890	$5,558	$55,199	$5,260	$(66,017)	$4,890

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(5,275)	$15,537	$1,024	$(6,754)	$4,532
Cash flows from investing activities
Capital expenditures	—	(76)	(13,074)	(55)	—	(13,205)
Payable to subsidiaries	(4,875)	—	—	—	4,875	—
Proceeds from sale of property, plant and equipment	—	—	170	4	—	174

Net cash used in investing activities	(4,875)	(76)	(12,904)	(51)	4,875	(13,031)
Cash flows from financing activities
Borrowings on ABL Facility	—	337,236	—	—	—	337,236
Payments on ABL Facility	—	(329,258)	—	—	—	(329,258)
Distribution to stockholder	—	—	—	(2,000)	2,000	—
Net payments (amounts due) from stockholder	4,875	—	—	—	—	4,875

Net cash provided by (used in) financing activities	4,875	7,978	—	(2,000)	2,000	12,853
Effect of foreign currency exchange rate changes	—	—	—	(128)	—	(128)

Net increase (decrease) in cash	—	2,627	2,633	(1,155)	121	4,226
Cash at beginning of period	—	8,537	—	5,446	(121)	13,862

Cash at end of period	$—	$11,164	$2,633	$4,291	$—	$18,088

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(All amounts in thousands, except share and per share data)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used for) operating activities	$73,624	$49,063	$10,765	$(30)	$(75,170)	$58,252
Cash flows from investing activities
Capital expenditures	—	(549)	(10,790)	(21)	—	(11,360)
Capital distributions from subsidiary	86,376	—	—		(86,376)	—
Payable to subsidiaries	2,398	—	—	—	(2,398)	—
Proceeds from sale of property, plant and equipment	—	—	25	—	—	25

Net cash provided by (used in) investing activities	88,774	(549)	(10,765)	(21)	(88,774)	(11,335)
Cash flows from financing activities
Deferred financing fees	—	(12,981)	—	—	—	(12,981)
Proceeds from senior secured notes	—	375,000	—	—	—	375,000
Payments on term loan	—	(310,875)	—	—	—	(310,875)
Borrowings on ABL Facility	—	142,400	—	—	—	142,400
Payments on ABL Facility	—	(113,900)	—	—	—	(113,900)
Distribution to stockholder	(160,000)	(160,000)	—	—	160,000	(160,000)
Amounts due from stockholder	(2,398)	—	—	—	—	(2,398)

Net cash used in financing activities	(162,398)	(80,356)	—	—	160,000	(82,754)
Effect of foreign currency exchange rate changes	—	—	—	(682)	—	(682)

Net decrease in cash	—	(31,842)	—	(733)	(3,944)	(36,519)
Cash at beginning of period	—	45,302	—	4,648	(413)	49,537

Cash at end of period	$—	$13,460	$—	$3,915	$(4,357)	$13,018

19. Subsequent Events

On October 1, 2013, the Company completed its follow-on public offering. See further discussion in note 1, “Basis of Presentation and Principles of Consolidation” and note 12, “Related Parties”.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “projects,” “may,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this report are based upon information available to us on the date of this report. Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Amendment No. 1 to our Form S-1 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013, in Item 1A “Risk Factors” and elsewhere in this Report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

Overview

Our Business

Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) is a leading value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. We offer a broad range of products, and we sell our products to multiple distinct end markets including the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. Unlike other metals companies, including those who may engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, distributor and processor and do not attempt to generate profits from fluctuations in metal prices. We engage in melting and casting, rolling, drawing, extruding and stamping to manufacture finished and semi-finished alloy products from processed scrap, copper cathode and other refined metals. We participate in two distinct segments of the fabrication value chain: sheet, strip, foil, tube and plate and alloy rod.

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

Our Olin Brass segment is the leading manufacturer and converter of copper and copper-alloy sheet, strip, foil, tube, and plate and fabricated components in North America. While primarily processing copper and copper-alloys, the segment also rerolls and forms other metals such as stainless and carbon steel. Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components. Over the past three twelve-month periods ended September 30, 2013, a per-period average of 17.8% of Olin Brass’s products have been sold to A.J. Oster.

Chase Brass is a leading North American manufacturer of brass rod. The segment principally produces brass rod in sizes ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Chase Brass produces brass rod used in production applications which can be grouped into four end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

Our A.J. Oster segment is a leading copper-alloy distributor and processor. The segment, through its family of metal service centers, is strategically focused on satisfying its customers’ needs for brass and copper strip and other products, with a high level of service, quality and flexibility by offering customization and just-in-time delivery. Our value-added processing services include precision slitting and traverse winding to provide greater customer press up-time, hot air level tinning for superior corrosion resistance and product enhancements such as edging and cutting. Important A.J. Oster end markets include building and housing, automotive and electronics/electrical components (primarily for housing and commercial construction). Over the past three twelve-month periods ended September 30, 2013, a per-period average of 68.3% of A.J. Oster’s brass and copper material requirements have been supplied by our Olin Brass segment.

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

We also have a Corporate and Other segment, which includes certain administrative costs and expenses that management has not allocated to our operating segments. These costs include compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. The Corporate and Other segment also includes interest expense, state and federal income taxes and the elimination of intercompany balances.

Refinancing Activities

In June 2012, we amended the agreement governing our asset-based revolving loan facility to extend its maturity to June 1, 2017 and increase the commitments under the facility to $200.0 million, which we refer to as the “ABL Facility.” On June 1, 2012, we completed a refinancing, which included Global Brass and Copper, Inc.’s (“GBC”) issuance of $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1. The Senior Secured Notes are guaranteed by Holdings and substantially all of GBC’s existing and certain of its future wholly-owned U.S. subsidiaries. The Senior Secured Notes are collateralized by a senior-priority security interest in our fixed assets and by a junior-priority security interest in our accounts receivable and inventory. We used a portion of the proceeds from the Senior Secured Notes to repay in full the $266.5 million of principal outstanding under our senior secured term loan credit facility (the “Term Loan Facility”), which we refer to as the “Term Loan Refinancing”. In the Term Loan Refinancing, we paid our lenders a total of $275.5 million, including the $266.5 million of principal, an early repayment premium of $8.0 million and accrued and unpaid interest of $1.0 million, and we recognized a $19.6 million loss on extinguishment of debt. Pursuant to the registration rights agreement governing the Senior Secured Notes, on October 7, 2013, GBC completed an exchange offer (“Exchange Offer”) to issue registered notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that GBC issued in a private offering on June 1, 2012.

In connection with the offering of the Senior Secured Notes, the Term Loan Refinancing and the amendment of the ABL Facility, we used a portion of the net proceeds of the issuance of the Senior Secured Notes, together with cash on hand, to make a cash distribution of $160.0 million to Halkos Holdings, LLC (“Halkos”), our sole stockholder prior to our initial public offering (the “initial public offering” or “IPO”), which we refer to as the “Parent Distribution.” Halkos distributed the proceeds of the Parent Distribution pro rata to its equityholders (which include certain of our officers and directors) in accordance with the terms of its operating agreement.

Initial and Follow-On Public Offerings of Holdings

On May 29, 2013, we completed our initial public offering of 8,050,000 shares of our common stock at a price of $11.00 per share. The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.” Halkos, our sole stockholder prior to the IPO, sold all of the shares in the IPO and received all of the net proceeds from the offering. After giving effect to the IPO, Halkos beneficially owned approximately 61.5% of the outstanding common stock of Holdings and owned approximately the same percentage of Holdings’ stock as of September 30, 2013.

On October 1, 2013, we completed a follow-on offering of 5,750,000 shares of its common stock. Halkos sold all of the shares in the follow-on public offering and received all of the net proceeds from the offering. After giving effect to the follow-on public offering, Halkos beneficially owned approximately 34.4% of our outstanding common stock.

Key Factors Affecting Our Results of Operations

Metal Cost

We are a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. Our profitability is primarily driven by the value added from the manufacturing and fabrication of metal products, and not by fluctuations in the price of copper and metal. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices, such that our operating margins are largely unaffected by metal price trends. Nevertheless, metal price fluctuations will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO liquidations and our working capital requirements.

Shrinkage loss, which is primarily the loss of raw material that occurs in the melting and casting operations, is an inherent part of our metal casting process. While the shrinkage loss rate is very low relative to the total volume of metal casting, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.

We sell our products on a “toll” and “non-toll” basis. For sales on a toll basis, our customer is responsible for metal procurement. For sales on a non-toll basis, we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. During the year ended December 31, 2012, 75.9% of our unit sales volume was on a non-toll basis. For sales on a non-toll basis, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.

The raw materials component of inventories that is valued on a LIFO basis comprises approximately 73% and 70% of total inventory at September 30, 2013 and December 31, 2012, respectively. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2012 and 2011 inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction of inventory decreased cost of sales by $4.8 million and $15.2 million during 2012 and 2011, respectively.

Metal prices will also impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers, so when metal prices increase, even if the number of pounds processed does not change, our working capital requirements will also increase. In 2012, the spread between our receivable collection cycle and purchase payment cycle was approximately 20 days. As a result, when metal prices are rising, we tend to draw more on the ABL Facility to cover the cash flow delay between material replacement purchase and cash collection. When metal prices fall, we replace our metal at a lower cost than the metal content of cash collections and generally reduce our use of the ABL Facility. We believe that our cash flow from operations, supplemented with cash available under the ABL Facility, will provide sufficient liquidity to meet our needs in the current metal price environment.

Balanced Book

Most of our sales volume is from non-toll customers. During the fiscal year ended December 31, 2012, non-toll sales accounted for 75.9% of our volume. To substantially reduce the financial impact of metal price volatility on earnings and operating margins, we use our balanced book approach for non-toll sales to offset forward metal sales with forward metal purchases. Using our balanced book approach, we seek to minimize the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. Our balanced book approach has improved the consistency of our margins despite underlying copper price volatility.

For any non-toll sale, we achieve our balanced book through one of the following three mechanisms:

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

Price date of shipment transactions accounted for approximately 65% of non-toll unit sales volume in the year ended December 31, 2012. Firm price basis transactions that are supported with either firm price replacement purchases or price date of shipment replacement purchases plus a derivative contract accounted for the remaining approximately 35% of non-toll volume for the year ended December 31, 2012.

Metal Cost Hedging

In the ordinary course of business, we use derivative contracts in support of our balanced book approach. These derivative contracts are not accounted for as hedges but are recorded at fair value in accordance with ASC Topic 820. Unrealized and realized gains and losses are reported in cost of sales.

Other Initiatives

We have also implemented the following initiatives to improve margins, increase profitability and reduce working capital requirements:

•	market-driven product mix improvements;

•	management-led product portfolio enhancements;

•	development of dedicated supply chain organizations in each business unit which have begun the implementation of robust sales and operations planning systems across the business units;

•	management-led productivity and production enhancements; and

•	establishment of more rigid business rules resulting in reduced customer optionality and improved pricing across our product portfolio.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information regarding “Consolidated EBITDA”, “Segment EBITDA”, “Consolidated Adjusted EBITDA”, “Segment Adjusted EBITDA”, and “Adjusted sales”, each of which is defined below.

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

We use Consolidated EBITDA only to calculate Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is Consolidated EBITDA, further adjusted to exclude extraordinary gains from the bargain purchase that occurred in the acquisition of the worldwide metals business of Olin Corporation, realized and unrealized gains and losses related to the collateral hedge contracts that were previously required under our former ABL Facility, unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the joint venture with Dowa – Olin Metal Corporation (“Dowa”), management fees paid to KPS Management II, L.P. and KPS Management III, L.P., restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

We use Segment EBITDA only to calculate Segment Adjusted EBITDA. Segment Adjusted EBITDA is Segment EBITDA, further adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain employees by Halkos, share-based compensation expense, loss on extinguishment of debt, and non-cash income accretion related to the joint venture with Dowa, in each case, to the extent such items are attributable to the relevant segment.

We present the above-described EBITDA-based measures because we consider them important supplemental measures and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Nevertheless, our EBITDA-based measures may not be comparable to similarly titled measures presented by other companies.

We present Consolidated Adjusted EBITDA as a supplemental measure of our performance because we believe it represents a meaningful presentation of the financial performance of our core operations, without the impact of the various items excluded, in order to provide period-to-period comparisons that are more consistent and more easily understood. Management uses Consolidated Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, Segment Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. Measures similar to Consolidated Adjusted EBITDA, namely “EBITDA” and “Adjusted EBITDA”, are defined and used in the agreements governing the ABL Facility and the Senior Secured Notes to determine compliance with various financial covenants and tests.

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

Revision of Prior Period Financial Statements

Our financial information as of and for the three months and nine months ended September 30, 2012 in this discussion and analysis reflects those revisions disclosed in note 1, “Basis of Presentation and Principles of Consolidation” to our unaudited consolidated financial statements included elsewhere in this report.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012.

	Three Months Ended September 30,				Change: 2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$439.3	100.0%	$394.0	100.0%	$45.3	11.5%
Cost of sales	394.0	89.7%	349.6	88.7%	44.4	12.7%

Gross profit	45.3	10.3%	44.4	11.3%	0.9	2.0%
Selling, general and administrative expenses	20.1	4.6%	17.4	4.4%	2.7	15.5%

Operating income	25.2	5.7%	27.0	6.9%	(1.8)	(6.7%)
Interest expense	10.1	2.3%	9.9	2.5%	0.2	2.0%
Other expense (income), net	0.1	0.0%	(0.5)	(0.1%)	0.6	(120.0%)

Income before provision for income taxes and equity income	15.0	3.4%	17.6	4.5%	(2.6)	(14.8%)
Provision for income taxes	5.3	1.2%	6.8	1.7%	(1.5)	(22.1%)

Income before equity income	9.7	2.2%	10.8	2.7%	(1.1)	(10.2%)
Equity income, net of tax	0.3	0.1%	0.3	0.1%	—	0.0%

Net income	10.0	2.3%	11.1	2.8%	(1.1)	(9.9%)
Less: Net income attributable to noncontrolling interest	0.1	0.0%	0.1	0.0%	—	0.0%

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.9	2.3%	$11.0	2.8%	$(1.1)	(10.0%)

Consolidated Adjusted EBITDA	$30.5	6.9%	$30.4	7.7%	$0.1	0.3%

Net sales

Net sales increased by $45.3 million, or 11.5%, from $394.0 million for the three months ended September 30, 2012 to $439.3 million for the three months ended September 30, 2013. Net sales increased by $16.6 million due to an increase in volume, $35.7 million as a result of the sales of unprocessed metal and $0.8 million due to higher average selling prices in the three months ended September 30, 2013. These increases were partially offset by lower metal prices, which decreased net sales by $7.8 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume increased by 7.6 million pounds, or 6.1%, from 124.4 million pounds for the three months ended September 30, 2012 to 132.0 million pounds for the three months ended September 30, 2013. The increase in volume was the result of higher demand in building and housing, munitions, coinage and automotive end markets. These increases were partially offset by lower demand in the electronics/electrical components end market resulting from increased competition from foreign imports. Additionally, volume growth in the building and housing end market was dampened by foreign competition.

The metal cost recovery component of net sales increased by $36.5 million, or 13.9%, from $263.1 million for the three months ended September 30, 2012 to $299.6 million for the three months ended September 30, 2013.

Higher volume increased the metal cost recovery component of net sales by $8.6 million in the three months ended September 30, 2013 as compared to the same period in 2012. Additionally, sales of unprocessed metal increased the metal cost recovery component of net sales by $35.7 million in the three months ended September 30, 2013. Partially offsetting the increase in the metal cost recovery component of net sales was the change in customer mix and lower metal prices which decreased the metal cost recovery component of net sales by $7.8 million. The metal cost recovery component of net sales per pound of finished product shipped increased by 7.1%, due primarily to the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped. The metal cost recovery component of net sales per pound of finished product sold excluding the sales of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 5.5%, primarily as a result of an 8.5% decrease in average daily copper prices reported by COMEX.

Adjusted sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $8.8 million, or 6.7%, from $130.9 million for the three months ended September 30, 2012 to $139.7 million for the three months ended September 30, 2013. Higher volume and higher average selling prices increased adjusted sales by $8.0 million and $0.8 million, respectively. Adjusted sales per pound increased in the three months ended September 30, 2013 by 1.0% compared to the same period in 2012, which was the result of a net increase in average selling prices at the segment level, partially offset by the shift in product mix within each segment.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Three Months Ended September 30,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped (a)	132.0	124.4	7.6	6.1%
Net sales	$439.3	$394.0	$45.3	11.5%
Metal component of net sales	299.6	263.1	36.5	13.9%

Adjusted sales	$139.7	$130.9	$8.8	6.7%

$ per pound shipped
Net sales per pound	$3.33	$3.17	$0.16	5.0%
Metal component of net sales per pound	2.27	2.12	0.15	7.1%

Adjusted sales per pound	$1.06	$1.05	$0.01	1.0%

Average copper price per pound reported by COMEX	$3.23	$3.53	$(0.30)	(8.5%)

(a)	Amounts exclude quantity of unprocessed metals sold.

Gross profit

Gross profit increased by $0.9 million, or 2.0%, from $44.4 million for the three months ended September 30, 2012 to $45.3 million for the three months ended September 30, 2013. Gross profit per pound shipped decreased from $0.36 for the three months ended September 30, 2012 as compared to $0.34 for the three months ended September 30, 2013.

Gross profit for the three months ended September 30, 2013 included a loss of $1.0 million related to net unrealized losses on derivative contracts. Gross profit for the three months ended September 30, 2012 included a gain of $0.3 million related to net unrealized gains on derivative contracts and a $0.3 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $1.4 million for the three months ended September 30, 2012 to $1.8 million for the three months ended September 30, 2013. The increase is attributable to an increase in our depreciable asset base from $78.3 million at September 30, 2012 to $100.3 million at September 30, 2013.

Several other offsetting factors increased gross profit by $2.3 million in the three months ended September 30, 2013 as compared to the same period in 2012. Higher volume, higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields in the three months ended September 30, 2013 contributed $2.0 million, $0.8 million and $0.5 million, respectively, to the increase in gross profit. These factors were partially offset by higher manufacturing conversion costs of $1.0 million, of which an estimated $0.6 million was in support of our continuous improvement efforts and development of our information systems.

Selling, general and administrative Expenses

Selling, general and administrative expenses increased by $2.7 million, or 15.5%, from $17.4 million for the three months ended September 30, 2012 to $20.1 million for the three months ended September 30, 2013.

During the second quarter, in connection with the IPO, we terminated our Management Services Agreement with affiliates of the KPS Funds prior to the expiration of the initial term and thus, we did not incur any management advisory fees during the three months ended September 30, 2013. The management advisory fees for the three months ended September 30, 2012 were $0.2 million.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs and costs associated with the Exchange Offer, of $1.4 million during the three months ended September 30, 2013. We incurred professional fees for accounting, tax, legal and consulting services related to our Exchange Offer and public company readiness efforts of $0.9 million during the three months ended September 30, 2012. Additionally, for the three months ended September 30, 2013, we recognized $0.8 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors.

For the three months ended September 30, 2013, we increased the allowance for doubtful accounts by $0.2 million compared to a decrease of $0.8 million for the three months ended September 30, 2012, which in both cases was due to management’s change in the estimate of the recoverability of accounts receivable.

Several other factors contributed to the remaining $0.6 million increase in selling, general and administrative expenses in the three months ended September 30, 2013 as compared to the same period in 2012. Other selling, general and administrative expenses associated with marketing and product development, labor contract negotiations and development of our information systems increased by an estimated $1.1 million, outside services increased by $0.2 million and salaries, benefits and incentive compensation increased by $0.2 million. Partially offsetting the increase was the decrease in other professional fees for accounting, tax, legal and consulting services of $0.8 million and a decrease in other miscellaneous selling, general and administrative expenses of $0.1 million.

Operating income

Operating income decreased by $1.8 million, or 6.7%, from $27.0 million for the three months ended September 30, 2012 to $25.2 million for the three months ended September 30, 2013 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest expense

Interest expense increased by $0.2 million from $9.9 million for the three months ended September 30, 2012 to $10.1 million for the three months ended September 30, 2013. The increase was due to a higher interest rates (a weighted average of 9.22% per annum during the third quarter of 2013 compared to 8.89% per annum during the third quarter of 2012), partially offset by lower average borrowings on our debt facilities of $392.0 million for the three months ended September 30, 2013 as compared to $400.7 million for the three months ended September 30, 2012.

The following table summarizes the components of interest expense:

	Three Months Ended
	September 30,
(in millions)	2013	2012
Interest on principal	$9.2	$9.1
Amortization of debt issuance costs	0.6	0.6
Other borrowing costs (a)	0.3	0.2

Interest expense	$10.1	$9.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Other expense (income), net

We recorded other expense, net of $0.1 million for the three months ended September 30, 2013 compared to other income, net of $0.5 million for the three months ended September 30, 2012.

Provision for income taxes

We recognized a provision for income taxes of $5.3 million for the three months ended September 30, 2013 compared to $6.8 million for the three months ended September 30, 2012. The change in the provision for income taxes was primarily due to the decrease in income before provision for income taxes and equity income of $2.6 million for the three months ended September 30, 2013 as compared to the same period in 2012. The effective income tax rate decreased from 38.4% for the three months ended September 30, 2012 to 35.1% for the three months ended September 30, 2013.

The following table summarizes the effective income tax rate components for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended
	September 30,
	2013	2012
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	3.3%	3.8%
Section 199 manufacturing credit	(2.7%)	(2.9%)
Return to provision adjustments / Uncertain tax positions	(1.0%)	0.3%
Other	0.5%	2.2%

Effective income tax rate	35.1%	38.4%

Equity income, net of tax

Equity income, net of tax, remained relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $1.1 million, or 10.0%, from $11.0 million for the three months ended September 30, 2012, to $9.9 million for the three months ended September 30, 2012 mainly due to the increase in selling, general and administrative expenses and partially offset by a decrease in the provision for income taxes, both of which are described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA increased by $0.1 million, or 0.3%, from $30.4 million for the three months ended September 30, 2012 to $30.5 million for the three months ended September 30, 2013. The increase was due to higher volume of $2.0 million, higher average selling prices of $0.8 million and lower shrinkage costs due to lower metal costs and higher yields of $0.5 million, a decrease in other professional fees for accounting, tax, legal and consulting services of $0.8 million, and a decrease of $0.1 million in other miscellaneous selling, general and administrative expenses. Partially offsetting the increase were higher manufacturing conversion costs of $1.0 million, of which an estimated $0.6 million was associated with our continuous improvement efforts and development of our information systems, an increase in other selling, general and administrative expenses of $1.1 million associated with marketing and product development, labor contract negotiations and development of our information systems, the change in accounts receivable recoverability estimate resulting in the increase in the allowance for doubtful accounts of $0.2 million in the three months ended September 30, 2013 (compared to a decrease of $0.8 million for the three months ended September 30, 2012), an increase of $0.2 million in outside services, an increase of $0.2 million in salaries, benefits and incentive compensation and a decrease in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.6 million.

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in millions)	2013	2012
Net income attributable to Global Brass and Copper Holdings, Inc.	$9.9	$11.0
Interest expense	10.1	9.9
Provision for income taxes	5.3	6.8
Depreciation expense	2.1	1.7
Amortization expense	—	—

Consolidated EBITDA	$27.4	$29.4
Loss (gain) on derivative contracts (a)	1.0	(0.3)
Non-cash accretion of income of Dowa joint venture (b)	(0.1)	(0.1)
Management fees (c)	—	0.2
Specified legal/professional expenses (d)	1.4	0.9
Lower of cost or market adjustment to inventory (e)	—	0.3
Share-based compensation expense (f)	0.8	—

Consolidated Adjusted EBITDA	$30.5	$30.4

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	The 2012 amount represents a portion of the annual advisory fees payable to affiliates of KPS. See note 12 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(d)	Specified legal/professional expenses for the three months ended September 30, 2013 includes $1.4 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs and costs associated with the Exchange Offer. Specified legal/professional expenses for the three months ended September 30, 2012 includes $0.9 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.
(e)	Represents a non-cash lower of cost or market charge for the write down of inventory recorded during the three months ended September 30, 2012.
(f)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors.

Segment Results of Operations

Segment Results of Operations for the Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012.

	Three Months Ended		Change
	September 30,		2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped (a)
Olin Brass	70.3	67.2	3.1	4.6%
Chase Brass	53.5	52.7	0.8	1.5%
A.J. Oster	17.0	16.3	0.7	4.3%
Corporate & other (b)	(8.8)	(11.8)	3.0	(25.4%)

Total	132.0	124.4	7.6	6.1%

Net Sales
Olin Brass	$222.9	$175.9	$47.0	26.7%
Chase Brass	149.3	151.4	(2.1)	(1.4%)
A.J. Oster	79.1	78.0	1.1	1.4%
Corporate & other (b)	(12.0)	(11.3)	(0.7)	6.2%

Total	$439.3	$394.0	$45.3	11.5%

Segment Adjusted EBITDA
Olin Brass	$13.5	$13.7	$(0.2)	(1.5%)
Chase Brass	16.0	16.1	(0.1)	(0.6%)
A.J. Oster	4.3	4.7	(0.4)	(8.5%)

Total for operating segments	$33.8	$34.5	$(0.7)	(2.0%)

(a)	Amounts exclude quantity of unprocessed metals sold.
(b)	Amounts represent intercompany eliminations.

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
(in millions)	Olin Brass	Chase Brass	A.J. Oster	Olin Brass	Chase Brass	A.J. Oster
Income before provision for income taxes and equity income:	$12.2	$15.3	$4.2	$12.8	$15.5	$4.6
Interest expense	—	—	—	—	—	—
Depreciation expense	1.2	0.7	0.1	0.8	0.6	0.1
Amortization expense	—	—	—	—	—	—

Segment EBITDA (a)	$13.4	$16.0	$4.3	$13.6	$16.1	$4.7
Equity income, net of tax	0.3	—	—	0.3	—	—
Net income attributable to non-controlling interest	(0.1)	—	—	(0.1)	—	—
Non-cash accretion of income of Dowa joint venture (b)	(0.1)	—	—	(0.1)	—	—

Segment Adjusted EBITDA(a)	$13.5	$16.0	$4.3	$13.7	$16.1	$4.7

(a)	Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “ Non-GAAP Measures EBITDA-Based Measures”.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Olin Brass

Olin Brass net sales increased by $47.0 million, or 26.7%, from $175.9 million for the three months ended September 30, 2012 to $222.9 million for the three months ended September 30, 2013. The increase was due to sales of unprocessed metal, higher volume, and higher average selling prices, including increases in selling prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix as well as lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by lower metal prices, increased net sales by $39 million for the three months ended September 30, 2013 as compared to the same period in 2012.

Volume increased by 3.1 million pounds, or 4.6%, from 67.2 million pounds for the three months ended September 30, 2012 to 70.3 million pounds for the three months ended September 30, 2013. The increase in volume, which contributed $8.0 million to the increase in net sales, was the result of higher demand in the building and housing, munitions and coinage end markets, partially offset by lower demand in the electronics/electrical components end market and lower volume to A.J. Oster. In the three months ended September 30, 2013, A.J. Oster reduced purchases from Olin Brass and increased purchases from third party suppliers by approximately 3.1 million pounds compared to the same period in 2012. Excluding sales to A.J. Oster, Olin Brass volumes increased by 6.2 million pounds, or 11.2% in the three months ended September 30, 2013 compared to the same period in 2012.

Segment Adjusted EBITDA of Olin Brass decreased by $0.2 million, from $13.7 million for the three months ended September 30, 2012 to $13.5 million for the three months ended September 30, 2013. The decrease was due primarily to higher manufacturing conversion costs due to product mix and operational issues which adversely impacted product flow and yield, additional expenses associated with our continuous improvement efforts and development of our information systems, an increase in salaries, benefits and incentive compensation, an increase in outside services, an increase in other selling, general and administrative expenses incurred in support of marketing and product development, labor contract negotiations and development of our information systems, and a decrease in other adjustments included in the calculation of Segment Adjusted EBITDA. Partially offsetting the decrease were higher volume, lower shrinkage costs due to lower metal costs and higher yields, a decrease in other miscellaneous selling, general and administrative expenses and higher average selling prices, including increases in selling prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix.

Chase Brass

Chase Brass net sales decreased by $2.1 million, or 1.4%, from $151.4 million for the three months ended September 30, 2012 to $149.3 million for the three months ended September 30, 2013. The decrease was due primarily to lower metal prices, partially offset by higher average selling prices and higher volume.

Lower metal prices, partially offset by higher average selling prices, for the three months ended September 30, 2013 contributed $4.4 million to the decrease in net sales as compared to the same period in 2012.

Volume increased by 0.8 million pounds, or 1.5%, from 52.7 million pounds for the three months ended September 30, 2012 to 53.5 million pounds for the three months ended September 30, 2013. The increase in volume, which contributed $2.3 million to the increase in net sales, was primarily the result of higher demand in the building and housing end market, partially offset by lower demand in the electronics/electrical components end market resulting from increased competition from foreign imports. Additionally, volume growth in the building and housing end market was dampened by foreign competition.

Segment Adjusted EBITDA of Chase Brass decreased by $0.1 million, from $16.1 million for the three months ended September 30, 2012 to $16.0 million for the three months ended September 30, 2013. The decrease was due primarily to a change in management’s estimate of the recoverability of accounts receivable resulting in the reversal of the provision for bad debt in the prior year, additional expenses associated with our continuous improvement efforts, an increase in salaries, benefits and incentive compensation, an increase in other selling, general and administrative expenses incurred in support of marketing and product development as well as development of our information systems and a decrease in other adjustments included in the calculation of Segment Adjusted EBITDA, partially offset by higher average selling prices, higher volume, lower shrinkage costs due to lower metal costs and higher yields, and lower manufacturing conversion costs.

A.J. Oster

A.J. Oster net sales increased by $1.1 million, or 1.4%, from $78.0 million for the three months ended September 30, 2012 to $79.1 million for the three months ended September 30, 2013. The increase was due primarily to higher volume in the three months ended September 30, 2013 compared to the same period in 2012 and higher average selling prices, partially offset by lower metal prices.

Lower metal prices, partially offset by higher average selling prices, decreased net sales by $2.1 million for the three months ended September 30, 2013 as compared to the same period in 2012.

Volume increased by 0.7 million pounds, or 4.3%, from 16.3 million pounds for the three months ended September 30, 2012 to 17.0 million pounds for the three months ended September 30, 2013. The increase in volume, which contributed $3.2 million to the increase in net sales, was primarily the result of higher demand in the automotive end market and the electronics/electrical components end markets.

Segment Adjusted EBITDA of A.J. Oster decreased by $0.4 million, from $4.7 million for the three months ended September 30, 2012 to $4.3 million for the three months ended September 30, 2013. The decrease was due to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), as well as an increase in outside services and a decrease in other adjustments included in the calculation of Segment Adjusted EBITDA. Partially offsetting the decrease were higher average selling prices and higher volume.

Results of Operations

Consolidated Results of Operations for the Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012.

	Nine Months Ended September 30,				Change: 2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$1,345.7	100.0%	$1,254.3	100.0%	$91.4	7.3%
Cost of sales	1,201.8	89.3%	1,112.9	88.7%	88.9	8.0%

Gross profit	143.9	10.7%	141.4	11.3%	2.5	1.8%
Selling, general and administrative expenses (a)	92.6	6.9%	73.2	5.8%	19.4	26.5%

Operating income	51.3	3.8%	68.2	5.4%	(16.9)	(24.8%)
Interest expense	29.9	2.2%	29.9	2.4%	—	0.0%
Loss on extinguishment of debt	—	0.0%	19.6	1.6%	(19.6)	(100.0%)
Other expense, net	0.3	0.0%	0.1	0.0%	0.2	200.0%

Income before provision for income taxes and equity income	21.1	1.6%	18.6	1.5%	2.5	13.4%
Provision for income taxes	17.8	1.3%	14.0	1.1%	3.8	27.1%

Income before equity income	3.3	0.2%	4.6	0.4%	(1.3)	(28.3%)
Equity income, net of tax	1.1	0.1%	0.7	0.1%	0.4	57.1%

Net income	4.4	0.3%	5.3	0.4%	(0.9)	(17.0%)
Less: Net income attributable to noncontrolling interest	0.2	0.0%	0.3	0.0%	(0.1)	(33.3%)

Net income attributable to Global Brass and Copper Holdings, Inc.	$4.2	0.3%	$5.0	0.4%	$(0.8)	(16.0%)

Consolidated Adjusted EBITDA	$96.9	7.2%	$94.4	7.5%	$2.5	2.6%

(a)	Amounts include non-cash profits interest compensation expense of $29.3 million and $19.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Net sales

Net sales increased by $91.4 million, or 7.3%, from $1,254.3 million for the nine months ended September 30, 2012 to $1,345.7 million for the nine months ended September 30, 2013. Net sales increased by $27.3 million due to an increase in volume, by $87.2 million as a result of the sales of unprocessed metal and by $2.8 million as a result of higher average selling prices in the nine months ended September 30, 2013. These increases were partially offset by lower metal prices, which decreased net sales by $25.9 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume increased by 15.8 million pounds, or 4.1%, from 386.1 million pounds for the nine months ended September 30, 2012 to 401.9 million pounds for the nine months ended September 30, 2013. The increase in volume was the result of higher demand in building and housing, munitions, coinage and automotive end markets. These increases were partially offset by lower demand in the electronics/electrical components end market resulting from increased competition from foreign imports. Additionally, volume growth in the building and housing end market was dampened by foreign competition.

The metal cost recovery component of net sales increased by $72.4 million, or 8.5%, from $851.7 million for the nine months ended September 30, 2012 to $924.1 million for the nine months ended September 30, 2013.

Higher volume increased the metal cost recovery component of net sales by $11.1 million in the nine months ended September 30, 2013 as compared to the same period in 2012. Additionally, sales of unprocessed metal increased the metal cost recovery component of net sales by $87.2 million in the nine months ended September 30, 2013. Partially offsetting the increase in the metal cost recovery component of net sales was the change in customer mix and lower metal prices, which decreased the metal cost recovery component of net sales by $25.9 million. The metal cost recovery component of net sales per pound of finished product shipped increased by 4.1%, due primarily to the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped. The metal cost recovery component of net sales per pound of finished product sold excluding the sales of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 5.6%, primarily as a result of a 7.2% decrease in the average daily copper prices reported by COMEX.

Adjusted sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $19.0 million, or 4.7%, from $402.6 million for the nine months ended September 30, 2012 to $421.6 million for the nine months ended September 30, 2013. Higher volume and higher average selling prices contributed $16.2 million and $2.8 million, respectively, to the increase. Adjusted sales per pound increased in the nine months ended September 30, 2013 by 1.0% compared to the same period in 2012 which was the result of a net increase in average selling prices at the segment level, partially offset by the shift in product mix within each segment.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Nine Months Ended September 30,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped (a)	401.9	386.1	15.8	4.1%
Net sales	$1,345.7	$1,254.3	$91.4	7.3%
Metal component of net sales	924.1	851.7	72.4	8.5%

Adjusted sales	$421.6	$402.6	$19.0	4.7%

$ per pound shipped
Net sales per pound	$3.35	$3.25	$0.10	3.1%
Metal component of net sales per pound	2.30	2.21	0.09	4.1%

Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%

Average copper price per pound reported by COMEX	$3.36	$3.62	$(0.26)	(7.2%)

(a)	Amounts exclude quantity of unprocessed metals sold.

Gross profit

Gross profit increased by $2.5 million, or 1.8%, from $141.4 million for the nine months ended September 30, 2012 to $143.9 million for the nine months ended September 30, 2013. Gross profit per pound shipped decreased from $0.37 for the nine months ended September 30, 2012 as compared to $0.36 for the nine months ended September 30, 2013.

Gross profit for the nine months ended September 30, 2013 included a loss of $1.1 million related to net unrealized losses on derivative contracts and a charge of $0.3 million related to non-cash lower of cost or market charges for the write down of inventory. Gross profit for the nine months ended September 30, 2012 included a gain of $1.5 million related to net unrealized gains on derivative contracts and a $0.3 million non-cash lower of cost or market charge for the write-down of inventory. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $4.2 million for the nine months ended September 30, 2012 to $5.2 million for the nine months ended September 30, 2013. The increase is attributable to an increase in our depreciable asset base from $78.3 million at September 30, 2012 to $100.3 million at September 30, 2013.

Several other offsetting factors increased gross profit by $6.1 million in the nine months ended September 30, 2013 as compared to the same period in 2012. Higher volume, higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields contributed $3.3 million, $2.9 million and $2.3 million, respectively, to the increase in gross profit. These factors were partially offset by higher manufacturing conversion costs of $2.4 million, of which an estimated $1.0 million was associated with our continuous improvement efforts and development of our information systems.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $19.4 million, or 26.5%, from $73.2 million for the nine months ended September 30, 2012 to $92.6 million for the nine months ended September 30, 2013.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million and $19.5 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, in the nine months ended September 30, 2013, Halkos modified its operating agreement to eliminate its right to acquire all or a portion of the Class B Shares. This modification to its operating agreement triggered the recognition of $20.4 million of incremental non-cash compensation expense.

During the nine months ended September 30, 2013, in connection with the IPO, we terminated our Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and were required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the Management Services Agreement. We paid affiliates of KPS Funds $4.5 million related to our early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the nine months ended September 30, 2013 and 2012 were $0.3 million and $0.7 million, respectively.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, follow-on offering costs and costs associated with the Exchange Offer, of $2.9 million during the nine months ended September 30, 2013. We incurred professional fees for accounting, tax, legal and consulting services related to our Exchange Offer and public company readiness efforts of $2.0 million during the nine months ended September 30, 2012. Additionally, for the nine months ended September 30, 2013, we recognized $1.0 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors.

For the nine months ended September 30, 2013, we increased the allowance for doubtful accounts by $0.1 million compared to a decrease of $0.6 million for the nine months ended September 30, 2012, which in both cases was due to management’s change in the estimate of the recoverability of accounts receivable.

Several other offsetting factors contributed to the remaining $2.9 million increase in selling, general and administrative expenses in the nine months ended September 30, 2013 as compared to the same period in 2012. Other selling, general and administrative costs associated with marketing and product development, labor contract negotiations and development of our information systems increased by an estimated $1.7 million, salaries, benefits and incentive compensation increased by $1.8 million and outside services increased by $0.2 million, partially offset by a decrease in other professional fees for accounting, tax, legal and consulting services of $0.5 million and a decrease in other miscellaneous selling, general and administrative expenses of $0.3 million.

Operating income

Operating income decreased by $16.9 million, or 24.8%, from $68.2 million for the nine months ended September 30, 2012 to $51.3 million for the nine months ended September 30, 2013 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest expense

Interest expense remained flat at $29.9 million for the nine months ended September 30, 2013 compared to the same period of the prior year. While the total interest expense remained constant, the interest on principal increased due to higher average borrowings on our debt facilities of $388.0 million in 2013 as compared to $346.6 million in 2012 and was partially offset by lower interest rates (a weighted average of 9.30% per annum during 2013 compared to 9.51% per annum during 2012), as well as by the decrease in amortization of debt discount and debt issuance costs.

The following table summarizes the components of interest expense:

	Nine Months Ended
	September 30,
(in millions)	2013	2012
Interest on principal	$27.4	$25.1
Interest rate cap agreements	—	0.2
Amortization of debt discount and issuance costs	1.8	3.9
Other borrowing costs (a)	0.7	0.7

Interest expense	$29.9	$29.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In connection with the termination prior to maturity of the senior secured term loan, we recognized $19.6 million as loss from extinguishment of debt for the nine months ended September 30, 2012. The loss on extinguishment of debt includes $7.1 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount as well as $6.4 million of call premium and $0.1 million of professional service fees related to the early termination. Additionally, $1.1 million of costs associated with the issuance of the Senior Secured Notes was expensed as incurred in accordance with ASC 470-50, Modifications and Extinguishments.

Other expense, net

We recorded other expense, net of $0.3 million for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012.

Provision for income taxes

The provision for income taxes was $17.8 million for the nine months ended September 30, 2013 compared to $14.0 million for the nine months ended September 30, 2012. The change in the provision for income taxes was primarily due to the increase in the income before provision for income taxes and equity income of $2.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012, as well as the increase in non-deductible non-cash compensation of $9.8 million for the nine months ended September 30, 2013, as compared to the same period in 2012. The effective income tax rate was 84.4% and 75.4% for the nine months ended September 30, 2013 and 2012, respectively, which was primarily due to the aforementioned non-deductible non-cash compensation $29.3 million and $19.5 million in the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the effective income tax rate components for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	7.9%	3.6%
Section 199 manufacturing credit	(6.9%)	(2.8%)
Return to provision adjustments / Uncertain tax positions	(1.4%)	(3.1%)
Non-deductible non-cash compensation	48.7%	41.2%
Other	1.1%	1.5%

Effective income tax rate	84.4%	75.4%

Equity income

Equity income, net of tax, increased by $0.4 million from $0.7 million for the nine months ended September 30, 2012 to $1.1 million for the nine months ended September 30, 2013.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $0.8 million, or 16.0%, from $5.0 million for the nine months ended September 30, 2012 to $4.2 million for the nine months ended September 30, 2013 due to an increase in selling, general and administrative expenses, including non-cash compensation expense for vested profits interest shares and early termination management advisory fees in connection with the IPO, as well as an increase in the provision for income taxes, partially offset by the loss on extinguishment of debt in 2012, as described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA increased by $2.5 million, or 2.6%, from $94.4 million for the nine months ended September 30, 2012 to $96.9 million for the nine months ended September 30, 2013. The increase was due to higher volume of $3.3 million, higher average selling prices of $2.9 million, lower shrinkage cost due to lower metal costs and higher yields of $2.4 million, a decrease of $0.5 million in other professional fees for accounting, tax, legal and consulting services and a $0.3 million decrease in other miscellaneous selling general and administrative expenses. Partially offsetting the increase were higher manufacturing conversion costs of $2.4 million, of which an estimated $1.0 million was associated with our continuous improvement efforts and development of our information systems, an increase in salaries, benefits and incentive compensation of $1.8 million, an increase in outside services of $0.2 million, and an increase in other selling, general and administrative expenses of $1.7 million associated with marketing and product development, labor contract negotiations and development of our information systems, a decrease in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.1 million, as well as the change in accounts receivable recoverability estimate resulting in the increase in the allowance for doubtful accounts of $0.1 million in the nine months ended September 30, 2013 (compared to a decrease of $0.6 million for the nine months ended September 30, 2012).

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in millions)	2013	2012
Net income attributable to Global Brass and Copper Holdings, Inc.	$4.2	$5.0
Interest expense	29.9	29.9
Provision for income taxes	17.8	14.0
Depreciation expense	6.0	4.8
Amortization expense	0.1	0.1

Consolidated EBITDA	$58.0	$53.8
Loss (gain) on derivative contracts (a)	1.1	(1.5)
Non-cash accretion of income of Dowa joint venture (b)	(0.5)	(0.5)
Loss on extinguishment of debt (c)	—	19.6
Non-cash Halkos profits interest compensation expense (d)	29.3	19.5
Management fees (e)	4.8	0.7
Specified legal/professional expenses (f)	2.9	2.0
Lower of cost or market adjustment to inventory (g)	0.3	0.3
Share-based compensation expense (h)	1.0	—
Other adjustments (i)	—	0.5

Consolidated Adjusted EBITDA	$96.9	$94.4

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of the senior secured term loan.
(d)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos LLC Agreement to eliminate Halkos’ right to acquire all or a portion of the Class B Shares. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. The 2012 amount represents the dividend payment made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the Parent distribution that occurred on June 1, 2012. See note 14 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(e)	The 2013 amount includes an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement. The 2012 amount represents a portion of the annual advisory fees payable to affiliates of KPS. See note 12 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(f)	Specified legal/professional expenses for the nine months ended September 30, 2013 includes $2.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, follow-on offering costs and costs associated with the Exchange Offer. Specified legal/professional expenses for the nine months ended September 30, 2012 includes $2.0 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.
(g)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the nine months ended September 30, 2013 and 2012.
(h)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors.
(i)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our senior secured loan in April 2012.

Segment Results of Operations

Segment Results of Operations for the Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012.

	Nine Months Ended		Change
	September 30,		2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped (a)
Olin Brass	210.5	202.0	8.5	4.2%
Chase Brass	169.6	169.4	0.2	0.1%
A.J. Oster	51.4	52.1	(0.7)	(1.3%)
Corporate & other (b)	(29.6)	(37.4)	7.8	(20.9%)

Total	401.9	386.1	15.8	4.1%

Net Sales
Olin Brass	$654.5	$533.1	$121.4	22.8%
Chase Brass	488.5	506.3	(17.8)	(3.5%)
A.J. Oster	243.4	251.7	(8.3)	(3.3%)
Corporate & other (b)	(40.7)	(36.8)	(3.9)	10.6%

Total	$1,345.7	$1,254.3	$91.4	7.3%

Segment Adjusted EBITDA
Olin Brass	$41.2	$37.5	$3.7	9.9%
Chase Brass	53.8	53.3	0.5	0.9%
A.J. Oster	13.2	15.1	(1.9)	(12.6%)

Total for operating segments	$108.2	$105.9	$2.3	2.2%

(a)	Amounts exclude quantity of unprocessed metals sold.
(b)	Amounts represent intercompany eliminations.

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
(in millions)	Olin Brass	Chase Brass	A.J. Oster	Olin Brass	Chase Brass	A.J. Oster
Income before provision for income taxes and equity income:	$37.4	$51.6	$13.0	$35.0	$51.4	$14.9
Interest expense	—	—	—	—	—	—
Depreciation expense	3.4	2.1	0.2	2.6	1.8	0.2
Amortization expense	—	0.1	—	—	0.1	—

Segment EBITDA (a)	$40.8	$53.8	$13.2	$37.6	$53.3	$15.1
Equity income, net of tax	1.1	—	—	0.7	—	—
Net income attributable to non-controlling interest	(0.2)	—	—	(0.3)	—	—
Non-cash accretion of income of Dowa joint venture (b)	(0.5)	—	—	(0.5)	—	—

Segment Adjusted EBITDA(a)	$41.2	$53.8	$13.2	$37.5	$53.3	$15.1

(a)	Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “ Non-GAAP Measures EBITDA-Based Measures”.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our joint venture with Dowa. This adjustment represents the accretion of equity in our joint venture with Dowa over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 5 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Olin Brass

Olin Brass net sales increased by $121.4 million, or 22.8%, from $533.1 million for the nine months ended September 30, 2012 to $654.5 million for the nine months ended September 30, 2013. The increase was due to the sales of unprocessed metal, higher volume and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix as well as lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by lower metal prices, increased net sales by $98.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012.

Volume increased by 8.5 million pounds, or 4.2%, from 202.0 million pounds for the nine months ended September 30, 2012 to 210.5 million pounds for the nine months ended September 30, 2013. The increase in volume, which contributed $22.6 million to the increase in net sales, was the result of higher demand in the building and housing, munitions, coinage and automotive end markets. These increases were partially offset by a lower demand in the electronics/electrical components end market. During the nine months ended September 30, 2013, A.J. Oster reduced purchases from Olin Brass and increased purchases from third party suppliers by approximately 7.7 million pounds compared to the same period in 2012. Excluding sales to A.J. Oster, Olin Brass volumes increased by 16.2 million pounds, or 9.8%, through nine months ended September 30, 2013 compared to the same period in 2012.

Segment Adjusted EBITDA of Olin Brass increased by $3.7 million, from $37.5 million for the nine months ended September 30, 2012 to $41.2 million for the nine months ended September 30, 2013. The increase was due primarily to higher volume, lower shrinkage costs due to lower metal costs and higher yields, a decrease in other miscellaneous selling, general and administrative expenses and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix. Other factors partially offsetting the increase were higher manufacturing conversion costs due to product mix and operational issues which adversely impacted product flow and yield at Olin Brass, additional expenses associated with our continuous improvement efforts and development of our information systems, an increase in salaries, benefits and incentive compensation and an increase in other selling, general and administrative expenses incurred in support of our marketing and product development, labor contract negotiations and development of our information systems.

Chase Brass

Chase Brass net sales decreased by $17.8 million, or 3.5%, from $506.3 million for the nine months ended September 30, 2012 to $488.5 million for the nine months ended September 30, 2013. The decrease was due primarily to lower metal prices, partially offset by higher average selling prices and higher volume.

Lower metal prices, partially offset by higher average selling prices for the nine months ended September 30, 2013, contributed $18.5 million to the decrease in net sales as compared to the same period in 2012.

Volume increased by 0.2 million pounds, or 0.1%, from 169.4 million pounds for the nine months ended September 30, 2012 to 169.6 million pounds for the nine months ended September 30, 2013. The increase in volume, which contributed $0.7 million to the increase in net sales, was the result of higher demand in the building and housing end market, partially offset by lower demand in the electronics/electrical components end market resulting from increased competition from foreign imports. Additionally, volume growth in the building and housing end market was dampened by foreign competition.

Segment Adjusted EBITDA of Chase Brass increased by $0.5 million, from $53.3 million for the nine months ended September 30, 2012 to $53.8 million for the nine months ended September 30, 2013. The increase was due primarily to higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields, and lower manufacturing conversion costs, partially offset by the change in management’s estimate of the recoverability of accounts receivable resulting in the reversal of the provision for bad debt in the prior year, additional expenses associated with our continuous improvement efforts, an increase in salaries, benefits and incentive compensation, an increase in outside services and an increase in other selling, general and administrative expenses incurred in support marketing and product development and development of our information systems.

A.J. Oster

A.J. Oster net sales decreased by $8.3 million, or 3.3%, from $251.7 million for the nine months ended September 30, 2012 to $243.4 million for the nine months ended September 30, 2013. The decrease was due primarily to lower metal prices and lower volume in the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by higher average selling prices.

Lower metal prices, partially offset by higher average selling prices for the nine months ended September 30, 2013 contributed $4.6 million to the decrease in net sales as compared to the same period in 2012.

Volume decreased by 0.7 million pounds, or 1.3%, from 52.1 million pounds for the nine months ended September 30, 2012 to 51.4 million pounds for the nine months ended September 30, 2013. The decrease in volume, which contributed $3.7 million to the decrease in net sales, was primarily the result of lower demand in the building and housing end market, which was influenced by lower shipments to project-specific customers, that are partially offset by the overall recovery in the building and housing end market, and lower demand in the electronics/electrical components end market, partially offset by the higher demand in the automotive end market.

Segment Adjusted EBITDA of A.J. Oster decreased by $1.9 million, from $15.1 million for the nine months ended September 30, 2012 to $13.2 million for the nine months ended September 30, 2013. The decrease was due to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), as well as lower volume and an increase in outside services, partially offset by higher average selling prices and a decrease in salaries, benefits and incentive compensation.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) do not limit the ability of subsidiaries of GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the Indenture do, however, limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2013, all of the net assets of the subsidiaries are restricted except for $35.0 million which are permitted for dividend distributions under the Indenture. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy. At September 30, 2013, we had $22.5 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit, and borrowing availability of $177.0 million. The letters of credit primarily represent collateral against certain workers compensation liabilities assumed from Olin Corporation.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. As of September 30, 2013, we had cash of $18.1 million, compared to cash of $13.9 million at December 31, 2012. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,
(in millions)	2013	2012
Cash flows provided by operating activities	$4.5	$58.3
Cash flows used in investing activities	$(13.0)	$(11.3)
Cash flows provided by (used in) financing activities	$12.9	$(82.8)

Cash flows from operating activities

During the nine months ended September 30, 2013, net cash provided by operating activities was $4.5 million. This amount was attributable to net income of $4.4 million and adjustments to net income of $39.7 million, partially offset by an increase in assets net of liabilities of $39.6 million. The $39.7 million in adjustments to net income was primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation related to the modification to the Halkos LLC Agreement.

The primary contributor to the increase in assets net of liabilities was a $10.1 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $34.0 million, which was partially offset by the increase in accounts payable of $23.9 million), an increase of $34.6 million in inventory, an increase in prepaid expenses and other current assets of $15.0 million, primarily due to the deferred expense related to the sales of unprocessed metal, and an increase in other assets net of liabilities of $0.3 million, partially offset by an increase in accrued liabilities of $10.6 million, which was primarily due to the increase in deferred revenue, an increase in accrued interest of $9.2 million and a decrease in income taxes receivable net of income taxes payable of $0.6 million.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the third quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in day’s sales outstanding (“DSO”) from 44 days as of December 31, 2012 to 40 days at September 30, 2013. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the third quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in the purchase payment cycle from 24 days at December 31, 2012 to 21 days at September 30, 2013. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the nine months ended September 30, 2012, net cash provided by operating activities was $58.3 million. This amount was attributable to net income of $5.3 million, adjustments to net income of $48.4 million, and a decrease in assets net of liabilities of $4.6 million. The $48.4 million in adjustments were predominantly non-cash items, including the loss on extinguishment of debt in connection with the Term Loan Refinancing of $19.6 million and non-cash profits interest compensation expense of $19.5 million.

The primary contributors to the decrease in assets net of liabilities was an increase in accrued liabilities of $12.1 million, primarily related to deferred revenue resulting from the purchase and resale of raw material by us on behalf of a toll customer for the benefit of the customer’s toll inventory account, an increase in accrued interest of $8.1 million, a decrease in prepaid expenses and other current assets of $5.4 million, a decrease in income taxes receivable net of income taxes payable of $2.7 million, and a $1.3 million reduction in inventory due primarily to commercial and manufacturing process improvements, partially offset by an $18.1 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $48.9 million and accounts payable increased by $30.8 million) and an increase in other assets net of liabilities of $6.9 million.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the third quarter of 2012 as compared to the fourth quarter of 2011 and an increase in the DSO from 43 days as of December 31, 2011 to 45 days as of September 30, 2012. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. In addition, non-trade receivables increased as a result of the purchase and resale of raw material by us on behalf of a toll customer for the benefit of the customer’s toll inventory account. The increase in accounts payable was due to higher volume in the third quarter of 2012 as compared to the fourth quarter of 2011 as well as an increase in the purchase payment cycle from 23 days as of December 31, 2011 to 26 days at September 30, 2012. The increase in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

Cash flows from investing activities

Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2013, which consisted primarily of $13.2 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2012, which consisted primarily of capital improvements or replacement of existing capital items.

Cash flows from financing activities

Net cash provided by financing activities was $12.9 million for the nine months ended September 30, 2013, which consisted primarily of net borrowings under the ABL Facility of $8.0 million, as well as a decrease of $4.9 million in the receivable due from stockholder as all amounts were received pertaining to reimbursable expenses incurred in connection with our IPO efforts.

Net cash used in financing activities was $82.8 million for the nine months ended September 30, 2012, which was the result of the payment on the term loan of $310.9 million (including Term Loan repayment of $266.5 million associated with the Term Loan Retirement, a voluntary Term Loan prepayment of $15.0 million, a mandatory Term Loan prepayment of $28.6 million, and scheduled Term Loan payments of $0.8 million), distribution to Halkos of $160.0 million prior to the IPO, payment of $12.9 million of costs associated with the issuance of the Senior Secured Notes, and $2.4 million receivable due from stockholder pertaining to reimbursable expenses, offset by proceeds from the Senior Secured Notes of $375.0 million and net borrowings on the ABL Facility of $28.4 million.

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

As of September 30, 2013, the fixed charge coverage ratio was not in effect.

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

As of September 30, 2013, we were in compliance with the minimum Excess Availability covenant.

Outstanding Indebtedness

The ABL Facility

On August 18, 2010, we entered into the 2010 ABL Facility, providing for borrowings of up to the lesser of $150.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. As a result of the ABL Amendment, which occurred on June 1, 2012, the maximum availability under the ABL Facility was increased to $200.0 million. The borrowing base is defined as 85% of eligible accounts receivable; plus the lesser of (x) 80% of the value of eligible inventory, (y) 90% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory and (z) the “Inventory Loan Limit” (which was $150.0 million as of September 30, 2013); minus reserves. As of September 30, 2013, our eligible collateral for our borrowing base had a value of $346.0 million, with a maximum availability of $200.0 million. As of September 30, 2013, we had $177.0 million available for borrowing under the ABL Facility, giving effect to $22.5 million of outstanding borrowings and $0.5 million of outstanding letters of credit. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings.

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

We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances, under the terms set forth in the agreement governing the ABL Facility. The unused portion under the ABL Facility determines the applicable spread added to the LIBOR rate. The unused portion the ABL Facility was $177.0 million as of September 30, 2013. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis. Also effective with the ABL Amendment, outstanding borrowings under the ABL Facility bear interest at a rate equal to either (i) for prime rate loans, a prime rate plus a spread between 1.0% and 1.5%, depending on excess availability levels or (ii) for LIBOR rate loans, LIBOR plus a spread of 2.0% to 2.5% depending on excess availability levels. As of September 30, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 3.33%. As of December 31, 2012, amounts outstanding under the ABL Facility bore interest at a rate of 4.50%.

The ABL Facility has an expiration date of June 1, 2017 and contains various covenants to which we are subject on an ongoing basis. The ABL Facility restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. Outstanding borrowings under the ABL Facility are secured by a senior-priority security interest in our accounts receivable and inventory (which secure the Senior Secured Notes on a junior-priority basis) and by a junior-priority security interest in our fixed assets (which secure the Senior Secured Notes on a senior-priority basis). As of September 30, 2013, we were in compliance with all of our covenants under the ABL Facility.

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

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. A portion of the net proceeds from the Senior Secured Notes was used to repay in full the $266.5 million of principal outstanding under our Term Loan Facility, and to make a $160.0 million distribution to our parent, Halkos prior to our IPO. The Senior Secured Notes are guaranteed by Holdings, and substantially all of our existing and future 100%-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure the ABL Facility on a senior-priority basis).

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

Pursuant to a registration rights agreement, on October 7, 2013, GBC completed the Exchange Offer to issue registered notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that GBC issued in a private offering on June 1, 2012.

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

The following tables set forth the impact of a 10% price change on our hedging positions as of September 30, 2013 and December 31, 2012, respectively.

				Impact of 10%
			Unrealized	price change
(in millions)	Nominal value	Fair value	losses	on fair value
September 30, 2013
Metals	$(17.5)	$(17.9)	$(0.4)	$1.8
Natural Gas	0.2	0.2	—	—
Electricity	1.3	1.3	—	0.1

Totals	$(16.0)	$(16.4)	$(0.4)	$1.9

				Impact of 10%
			Unrealized	price change
	Nominal value	Fair value	gains	on fair value
December 31, 2012
Metals	$14.0	$14.4	$0.4	$1.4
Natural Gas	0.2	0.2	—	—
Electricity	1.3	1.5	0.2	0.2

Totals	$15.5	$16.1	$0.6	$1.6

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 20, 2013.

Item 1A. Risk Factors

Other than discussed below, there have been no material changes to the disclosure related to risk factors made in our Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 20, 2013.

The following risk factor should also be considered in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2012, we had 1,986 employees, 1,118, or approximately 56%, of whom at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. As of December 31, 2012, there were nine unions representing employees in the Olin Brass segment (eight representing employees at the East Alton, Illinois facility and one representing employees of Bryan Metals, LLC), two representing employees of the A.J. Oster segment (one representing employees of A.J. Oster Foils, LLC and another representing employees of A.J.O. Global Services Mexico S.A. de C.V.) and one representing employees of the Chase Brass segment. In July 2012, employees at the Olin Brass Somers Thin Strip facility elected a union representative, and the election was certified by the National Labor Relations Board on July 27, 2012. On April 2, 2013, Somers Thin Strip employees ratified a collective bargaining agreement. That agreement took effect on April 3, 2013 and expires on December 15, 2015. In October 2013, the eight unions that represent employees at the East Alton facility of Olin Brass ratified a new collective bargaining agreement expiring on November 4, 2017. On August 13, 2013, a new collective bargaining agreement expiring on June 30, 2017 was ratified by the union-represented employees of Chase Brass. The collective bargaining agreement covering union-represented employees of A.J. Oster Foils expires in January 2014. The collective bargaining agreement covering union-represented employees of A.J.O. Global Services Mexico S.A. de C.V. has an indeterminate term, with a review of wages every year and a review of benefits every other year. The collective bargaining agreement with the union-represented employees of Bryan Metals, LLC is effective through September 30, 2014. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.

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

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Global Brass and Copper Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Balance Sheet, (v) the Condensed Consolidated Statement of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith
†	Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli
Robert T. Micchelli
Chief Financial Officer

Date: November 12, 2013