Form 10-K
period 2013-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2014-03-19
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $106.1 million (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On March 6, 2014, there were 21,255,132 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this Form 10-K incorporate by reference certain information from the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2014.

i

PART I

Item 1. Business.

Our Company

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. We are a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. We engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products from processed scrap, copper cathode and other refined metals. Our products include a wide range of sheet, strip, foil, rod, tube and fabricated metal component products which we sell under the Olin Brass, Chase Brass and A.J. Oster brand names. Our products are used in a variety of applications across diversified end markets, including the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. We access these end markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a free machining, lead-free brass rod product, which we sell under the Green Dot™ and Eco Brass® brand names. The vertical integration of the manufacturing capabilities of Olin Brass and the distribution capabilities of A.J. Oster allows us to access a wide variety of customers with both high and low volume demand for our products. We believe the diversity of our product portfolio, the breadth of our value-added customer services, our vertical integration and our technical expertise underpin the long-standing relationships we have with our broad customer base. We believe our operational flexibility positions us to benefit from growth in customer demand across the majority of the key end markets we service as macroeconomic conditions improve. In addition, we expect to capitalize on new market and new product growth opportunities, which are currently being pursued.

We service over 1,700 customers in 28 countries across 6 continents. We employ approximately 2,000 people and operate 11 manufacturing facilities and distribution centers across the U.S., Puerto Rico and Mexico to service our North American customers. Through our 80% owned joint venture in China and our 50/50 joint venture in Japan, together with sales offices in China and Singapore, we supply our products in China and throughout Asia, where we believe we are positioned to take advantage of the region’s expanding copper, brass strip and foil markets. We service our European customers through distribution arrangements in the United Kingdom and Germany.

Our leading market positions in each of our operating segments allow us to achieve attractive operating margins. Our strong operating margins are a function of four key characteristics of our business: (1) we earn a premium margin over the cost of metal because of our value-added processing capabilities, patent-protected technologies and first-class service; (2) we have strategically shifted our product portfolio toward value-added, higher margin products; (3) we are driving a lean cost structure through variable cost reductions, process improvements and workforce flexibility initiatives; and (4) we employ our “balanced book” approach to substantially reduce the financial impact of metal price volatility on our earnings and operating margins, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book”.

Our cost-focused reductions and initiatives have helped us create a lean cost structure. When our production volumes increase, our operating costs increase by a smaller proportion, allowing us to generate higher operating margins. The combination of our lean cost structure and our high-value product mix allows us to maximize our operating margins.

Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our balanced book approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice substantially reduces the financial impact of metal price movements on our earnings and operating margins.

For the year ended December 31, 2013, we shipped 523.0 million pounds of products, and we generated net sales of $1,758.5 million, adjusted sales (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”) of $549.3 million, net income attributable to Global Brass and Copper Holdings, Inc. of $10.4 million and Consolidated Adjusted EBITDA (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”) of $118.0 million. Our U.S. operations generated 94% of our total net sales in the year ended December 31, 2013. The following charts show our pounds shipped by our three operating segments and our pounds shipped by key end markets for the year ended December 31, 2013.

For the year ended December 31, 2013:

(1)	Pounds shipped by end markets in the above chart reflects management’s allocation among end markets of pounds shipped by Chase Brass to distributors, job shops and forging shops. See Item 1, ““Business—Olin Brass” and “—Chase Brass.””

Segments Overview

We have three operating segments: Olin Brass, Chase Brass and A.J. Oster.

Description	• Leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated products • #1 North American Position (by 2013 pounds shipped)	• Leading manufacturer and supplier of brass rod • #1 or #2 North American Position (by 2013 pounds shipped)	• Leading distributor and processor of copper and brass products • #1 North American Position (by 2013 pounds shipped)

Key Products / Services	• As of December 31, 2013, produced 51 copper-based alloys, including 16 high performance alloys (‘HPAs”), which provide superior strength, conductivity and formability	• As of December 31, 2013, produced nine brass alloys which provide superior strength and corrosion resistance, sold under the Blue Dot® brass rod brand name	• Network of strategically located distribution centers, providing inventory management, distribution and value-added metal processing services to customers
	• Over the past three years ended December 31, 2013, a per-period average of 17.4% of Olin Brass’s domestic copper-based products have been sold to A.J. Oster	• Holds exclusive rights for the production and sale of lead-free brass rod in North America, sold under the Green Dot™ rod and Eco Brass® alloy brand names	• Over the past three years ended December 31, 2013, a per-period average of 66.8% of A.J. Oster’s copper-based products have been sourced from Olin Brass
	• Products primarily sold throughout the U.S., Puerto Rico, Mexico, Asia and Europe	• Products primarily sold throughout the U.S., Mexico and Canada	• Products primarily sold throughout the U.S., Puerto Rico and Mexico

Key End Markets	• Munitions, Automotive, Coinage, Building and Housing, Electronics/ Electrical Components	• Building and Housing, Transportation, Electronics/Electrical Components, Industrial Machinery and Equipment and Distribution	• Building and Housing, Automotive, Electronics/ Electrical Components

Operations

•    4 strategically located sites in the U.S. and 1 in China

•    Marketing and sales joint venture office in Japan

•    Service center joint venture in China

•    Sales office in Singapore

•    1,456 employees; 1,418 in the U.S. and 38 in Asia as of December 31, 2013

	• 1 strategically located manufacturing site and 1 warehouse facility in the U.S. • 310 employees as of December 31, 2013	• 4 strategically located sites in the continental U.S., 1 in Puerto Rico and 1 in Mexico • 271 employees as of December 31, 2013

Our Competitive Strengths

Market Leader in Key Industrial Segments

We believe we have leading market positions in the industry sectors served by each of our three operating segments. Management estimates that our strategically located plants represent approximately 40% of North American capacity for copper and copper-alloy sheet, strip and plate (“SSP”) and brass rod production, supplying over 1,700 customers with over 15,000 stock keeping units (“SKUs”), with approximately 11%, 26% and 63% of those SKUs being sold by Chase Brass, Olin Brass and A.J. Oster, respectively. We believe our customers value our ability to provide a diverse range of products, many of which are exclusively offered by us. For example, at Olin Brass, we produce 51 alloys (including 16 HPAs), which, management estimates, based on available market information, is nearly twice as many types of alloys as produced by our closest competitor. Our ability to provide high quality product in varying quantities at attractive prices and in a timely manner to meet the product needs of our customers has resulted in long-standing customer relationships, many of whom we have served for more than 30 years. Our leading market positions and scale also enable us to negotiate favorable arrangements with our suppliers. During 2013, we operated at approximately 55% to 75% capacity utilization across most of our portfolio of facilities. As a result, we believe it would require a significant investment to become a substantial new participant in the industry, and any such investment might not yield attractive returns for a significant period of time.

Exposure to Cyclical, End Market and New Product Growth

In 2013, approximately 48% of our pounds shipped served end markets principally influenced by new residential construction, repair and remodeling activity and light vehicle sales in the United States. Our operations are well-positioned to take advantage of the recovery that we believe is underway in the U.S. housing market. According to management estimates, U.S. housing starts are expected to grow from 930,000 in 2013 at a compound annual growth rate (“CAGR”) of 15.2% through 2016. According to management estimates, U.S. existing home sales are expected to grow from 5.1 million in 2013 at a CAGR of 5.0% through 2016. While our sales into the building and housing end markets are positively affected by housing starts and construction and remodeling activity, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past. We also believe there is considerable growth potential in the U.S. automotive sector. According to management estimates, North American light vehicle production is forecast to grow from 16.1 million in 2013 at a CAGR of 3.0% through 2016. Additionally, we believe further growth will be driven by demand for our new products. We hold exclusive production and sales rights for “lead-free” Eco Brass® rod and control the licensing of Eco Brass® ingot in North America. This “lead-free” alloy can be used to make products that comply with Federal legislation that requires a reduction of lead content in all plumbing devices that come in contact with drinking water, effective January 1, 2014. In addition, we believe that the Company is well positioned to become an industry leader in anti-microbial copper products through its CuVerro product line. In 2011, Olin Brass completed the U.S. Environmental Protection Agency (“EPA”) and state registration processes necessary to market its CuVerro™ materials as having anti-microbial properties and has licensed more than a dozen exclusive component manufacturers to market CuVerro™ products. We believe there is significant opportunity for us to expand our customer base to include companies that develop copper products (focusing on product touch points) for use in the healthcare, transportation, fitness, food service and other industries, replacing stainless steel and aluminum. We also anticipate a significant increase in the size of the coinage market if the U.S. transitions to the $1 coin and eliminates the dollar bill. As a certified supplier to the United States Mint, we expect to capture a material portion of this new demand. Finally, we currently believe that demand levels for rod and strip products in the U.S. are significantly below historical averages and that with the expected continued recovery in our key end-markets, we will observe significant increases in demand for our products. Given our current installed operating capacity and associated utilization rates, we believe we can meet this increase in demand with very low capital investment.

Significant Expected Profit Growth through Volume Increases

Since our formation in 2007, we have implemented various cost reduction initiatives and workforce flexibility programs focused on reducing our fixed and non-metal variable costs. We believe the largely automated nature of our operations at our Chase Brass facility and the absence of defined benefit pension obligations or retiree healthcare obligations have contributed to a lean, flexible cost structure, which should position us to achieve strong operating margins going forward. Specifically:

•	During 2013, we operated at approximately 55% to 75% capacity utilization across most of our portfolio of facilities. As such, we have available operating capacity that we can bring online quickly to respond to increased demand for our products and value-added services;

•	We believe we can increase production at our facilities with minimal change in our fixed costs and without significant additional capital investment; and

•	We believe we have the financial capacity and balance sheet strength to meet the working capital requirements that would accompany production increases in response to growing customer demand.

We have improved our Consolidated Adjusted EBITDA per pound, a metric that management monitors to assess our profitability and operating efficiency, from $0.12 per pound for the year ended December 31, 2009 to $0.23 per pound for the year ended December 31, 2013.

Margin and Cash Flow Profile Insulated from Metal Price Volatility

Approximately 70% to 75% of our cost structure consists of variable metal costs, for which we use our balanced book approach to substantially reduce the financial impact of metal price volatility on our earnings and operating margins. Our business model is principally based on the conversion and fabrication of the metal we purchase into finished and semi-finished alloy products. Our financial performance is driven by metal conversion economics (i.e., the prices we charge for our products and value-added services and our ability to control our operating costs); we do not seek to profit from movements in underlying metal prices. Through our balanced book approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. Our balanced book approach allows us to substantially reduce the financial impact of metal price volatility on our earnings and operating margins. Our balanced book approach and low fixed cost position has allowed us to generate substantial cash flows. For the fiscal years ended December 31, 2013, 2012 and 2011, net cash provided by operating activities was $27.4 million, $81.9 million and $64.8 million, respectively.

Net income attributable to Global Brass and Copper Holdings, Inc. per pound was $0.02, $0.08, $0.11, $0.02 and $0.02 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

As illustrated in the following chart, we have increased our historical Consolidated Adjusted EBITDA(1) per pound over the period from 2009 to the year ended December 31, 2013, despite relatively volatile underlying copper prices:

Source: Copper prices from the Commodity Exchange (“COMEX”).

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for the calculation of Consolidated Adjusted EBITDA and a reconciliation to net income attributable to Global Brass and Copper Holdings, Inc., which is the most directly comparable U.S. GAAP financial measure to Consolidated Adjusted EBITDA.

Our Growth Strategy

Participate in Demand Recovery as Economic Conditions Strengthen

Our premium products and services have allowed us to achieve leading positions across a number of attractive end markets. In addition, we maintain strong relationships with a diverse set of customers across those end markets. As U.S. macroeconomic conditions continue to improve, we expect to see increased activity in many of our key end markets, especially building and housing, automotive, coinage and industrial machinery and equipment, which we expect will drive increased demand for our products and services. In recent years, the U.S. housing market has experienced a recovery from the sharp downturn that began in 2007. We believe that our available production capacity will allow us to effectively and efficiently respond to increasing demand.

Capitalize on Growth Opportunities for Our Existing Products and Services

We believe there are opportunities to expand the supply of our existing products and services in several key high-value end markets. Examples include:

•	Lead-free and Low-lead Plumbing Products. New regulations designed to reduce lead content in drinking water plumbing devices provide a key opportunity for future growth. Chase Brass is a premier provider of specialized lead-free products and low-lead alloys. Federal legislation in the United States (the Reduction of Lead in Drinking Water Act, which was patterned after legislation enacted in California and Vermont) requires the reduction of lead content in all drinking water plumbing devices beginning in January 2014. This legislation presents a significant growth opportunity for Chase Brass. Our Eco Brass® products meet Federal, California and Vermont standards and can be used to produce cast, machined and forged faucet parts. We currently supply major faucet, valve and fitting manufacturers who produce multiple products using machined Eco Brass® parts.

•	Transition to the Dollar Coin. The Currency Optimization, Innovation and National Savings, or “COINS Act”, was first introduced into the U.S. House of Representatives on September 20, 2011 and the U.S. Senate on January 31, 2012. The COINS Act was reintroduced to the U.S. Senate and U.S. House of Representatives on June 6, 2013 and October 22, 2013, respectively. The COINS Act is intended to modernize the U.S. currency system by transitioning fully from a $1 note to a $1 coin. Although it is uncertain when or if a transition to the $1 coin will be implemented by the government, we anticipate a significant increase in the size of the coinage market if the U.S. does transition to the $1 coin and eliminates the dollar bill. In addition, increased demand for coinage represents a key potential source of growth for our company. As a certified supplier to the United States Mint, we would expect to capture a material portion of this new demand in the event of such a transition.

Pursue New Growth Opportunities

We have identified a number of important trends in key growth markets which we believe will drive significant incremental growth for our company, including alloys to be sold for anti-microbial applications. Olin Brass is well positioned to become a leader in commercializing anti-microbial copper products through its CuVerro™ anti-microbial product line. The EPA recently recognized that copper is inherently capable of neutralizing potentially harmful viruses and bacteria and began accepting registrations of copper alloys with anti-microbial properties. Olin Brass manufactures several such registered alloys, and we believe there is significant opportunity for us to expand our customer base to include companies that develop copper products for use in the healthcare, transportation, fitness, food service and other industries, replacing stainless steel and aluminum. Olin Brass has completed the required Federal EPA and also the applicable state registration process necessary to market products containing certain approved anti-microbial claims.

In addition, we plan to continue to identify opportunities to extend our existing range of products and services through ongoing investment in technology research and development through our Materials Research Laboratory. The Materials Research Laboratory is a copper-alloy research, manufacturing and production innovation lab and is responsible for numerous patents held by our Company and also by our customers. The Materials Research Laboratory was instrumental in developing patented products such as CopperBond®, CopperBond® XTF, and other unique foil products such as C7025 for computer disk drives.

Pursue Strategic Opportunities to Expand Our Business

The North American copper and brass distribution industry includes numerous small, regional players. We believe future industry consolidation and possible strategic acquisitions in key growth markets will provide opportunities for us to create shareholder value and increase our presence in these markets. In addition, we may pursue strategic acquisition and/or partnership opportunities to increase the breadth and distribution of our product portfolio and metal distribution services in the future.

Recent Transactions

Initial Public Offering

On May 29, 2013, we completed our initial public offering of 8,050,000 shares of our common stock (the “initial public offering” or “IPO”), including 1,050,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $11.00 per share. The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.” Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. KPS Capital Partners, L.P. and its affiliates (“KPS”) are the majority shareholders of Halkos.

Follow-on Public Offering

On October 1, 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock (the “Follow-on Public Offering”), including 750,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $16.50 per share. Halkos sold all of the shares in the Follow-on Public Offering and received all of the net proceeds from the offering. After giving effect to the Follow-on Public Offering, Halkos beneficially owned approximately 34.4% of our outstanding common stock, and as a result we ceased to be a “controlled company” under the New York Stock Exchange listing rules.

Additional Follow-on Public Offering

On February 3, 2014 the Company completed an additional follow-on public offering (“Additional Follow-on Public Offering”) of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos sold all of the shares in the Additional Follow-on Public Offering and received all of the net proceeds from the offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of our outstanding common stock.

Initiation of Dividend

On November 7, 2013, we announced that our Board of Directors had approved the initiation of a quarterly dividend to our stockholders. The initial quarterly dividend of $0.0375 per share of our common stock was paid on December 6, 2013 to all stockholders of record as of November 19, 2013. The source of funds for any such dividends will be dividends paid by Global Brass and Copper, Inc. to Global Brass and Copper Holdings, Inc. which are limited by the provisions of the indenture governing our Senior Secured Notes (as defined below). Any future dividends or changes to our dividend policy will be made at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, legal requirements, including limitations imposed by Delaware law, restrictions in our debt agreements, including those governing the ABL Facility (as defined below) and the Senior Secured Notes (as defined below), that limit our ability to pay dividends to stockholders, our strategic opportunities and other factors the Board of Directors deems relevant.

Issuance of the Senior Secured Notes and the Refinancing of the Term Loan Facility

On June 1, 2012, we completed a refinancing, which included the issuance of $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”) by Global Brass and Copper, Inc. The Senior Secured Notes are guaranteed by Global Brass and Copper Holdings, Inc. and substantially all of Global Brass and Copper, Inc.’s existing and future wholly-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets and by a junior-priority security interest in our accounts receivable and inventory. On October 7, 2013, we completed a registered “A/B exchange offer” with respect to the Senior Secured Notes that was required by the registration rights agreement relating to such Senior Secured Notes (the “Exchange Offer”).

We used a portion of the proceeds from the Senior Secured Notes to repay in full the $266.5 million of principal outstanding under our prior $315.0 million five-year senior term loan facility (the “Term Loan Facility”), which we refer to as the “Term Loan Refinancing.” In the Term Loan Refinancing, we paid our lenders a total of $275.5 million, including the $266.5 million of principal, an early repayment premium of $8.0 million and accrued and unpaid interest of $1.0 million, and we recognized a $19.6 million loss on extinguishment of debt.

Amendment of the ABL Facility

Concurrently with the issuance of the Senior Secured Notes and the Term Loan Refinancing on June 1, 2012, we amended the agreement governing our $150.0 million asset-based revolving loan facility (the “2010 ABL Facility”, and, as currently amended, the “ABL Facility”) to:

•	increase the commitments under the facility to $200.0 million;

•	extend the maturity of the ABL Facility to June 1, 2017;

•	permit the Transactions (as defined below);

•	lower the applicable margin and unused line fee under the ABL Facility;

•	permit us to make additional acquisitions, investments, restricted payments, asset sales and debt incurrences if certain conditions are satisfied;

•	increase the inventory loan limit for the borrowing base;

•	adjust certain reporting requirements and collateral audit requirements to make them less restrictive; and

•	reduce the excess availability threshold which requires us to test our fixed charge coverage ratio covenant.

We refer to these amendments collectively as the “ABL Amendment”.

Distribution to Halkos

In connection with the offering of the Senior Secured Notes, the Term Loan Refinancing and the ABL Amendment, we used a portion of the net proceeds of the issuance of the Senior Secured Notes, together with cash on hand, to make a cash distribution of $160.0 million to Halkos, which we refer to as the “Parent Distribution”. Halkos distributed the proceeds of the Parent Distribution pro rata to its equityholders (which include certain of our officers and directors) in accordance with the terms of its operating agreement.

We refer to the Term Loan Refinancing, the ABL Amendment and the Parent Distribution collectively as the “Transactions”.

Company History

Holdings was formed in October 2007 to acquire the worldwide metals business of Olin Corporation. In connection with the acquisition, which was completed on November 19, 2007, we recruited a new senior management team, led by John Walker, our Chairman and former Chief Executive Officer, to lead the company. In January 2008, we acquired the order book, customer list and certain other assets of the North American operations of Bolton Metals Product Company (“Bolton”). Our senior management team has led a transformation of the business, implementing a new business strategy and cost structure and significantly increasing the profitability of the business, despite the severe economic downturn that began in late 2008.

Before Holdings acquired the worldwide metals business of Olin Corporation, most of what is now our business operated for almost 90 years as the Metals segment of Olin Corporation. Over many decades, Olin Corporation’s Metals segment expanded by greatly increasing capacity, developing new technologies and products, such as developing HPAs for the automotive sector, forging business relationships in foreign markets, such as China, and acquiring a distribution business to complement its core metals manufacturing business.

Olin Brass

Olin Brass is a leading manufacturer and converter of specialized copper and brass sheet, strip and fabricated products. The Olin Brass segment also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Key attributes of sheet and strip are conductivity, corrosion resistance, strength, formability, cosmetic appearance and antimicrobial properties. Sheet and strip is generally manufactured from copper and copper-alloy scrap.

Olin Brass manufactures its products through four sites in North America and as of December 31, 2013 employed 1,456 employees. The integrated brass mill in East Alton, Illinois is the main operating facility, which produces strip products. Strip products are processed further through the segment’s downstream operations for value-added applications. Olin Brass’s downstream operations include: a stamping operation located in East Alton; a rolling mill in Waterbury, Connecticut with rolling, annealing, leveling, plating and slitting capabilities for various products; a rolling mill in Bryan, Ohio specializing in products sold in the automotive and electronics/electrical components end markets; and a manufacturing facility in Cuba, Missouri that produces high frequency welded copper-alloy tube for heat transfer, utility, decorative, automotive and plumbing applications.

Olin Brass produces a wide variety of products. During the fiscal year ended December 31, 2013, it produced 51 alloys, including 16 HPAs. Olin Brass is working to expand its market portfolio further by capitalizing on certain trends, including applications that utilize the anti-microbial properties of copper and possible transition to the dollar coin in the U.S.

Olin Brass’s products are distributed either directly to original equipment manufacturers (“OEMs”) or supply chain customers or to A.J. Oster. In the year ended December 31, 2013, approximately 17% of Olin Brass’s products were shipped to supply chain customers, of which management estimates that approximately 60% of such shipments were directly associated with the building and housing or automotive sectors. Over the past three years ended December 31, 2013, Olin Brass sold a per-period average of 17.4% of its copper-based products to A.J. Oster.

The vertical integration of the manufacturing capabilities of Olin Brass and the distribution capabilities of A.J. Oster allows us to access a wide variety of customers with both high and low volume demand for our products and “just in time” product requirements. The manufacturing and distribution integration between Olin Brass and A.J. Oster is also a competitive strength because we believe that among our major competitors Olin Brass is the only major mill in North America with an associated “in-house” distribution operation that can provide customers flexibility in volume and service levels.

Olin Brass also has operations in Guangzhou, China, through an 80% owned service center joint venture, Olin Luotong Metals (GZ) Corporation (“Olin Luotong Metals”), with Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Olin Luotong Metals mainly distributes HPA products within China, accounting for 3.4% of products shipped from Olin Brass during the fiscal year ended December 31, 2013. Olin Brass also has other operations in other parts of Asia and Europe. See “—International”.

Net sales from the shipments to external customers by the Olin Brass segment were $820.5 million during the fiscal year ended December 31, 2013 (46.6% of our net sales), $676.6 million during the fiscal year ended December 31, 2012 (41.0% of our net sales) and $718.2 million during the fiscal year ended December 31, 2011 (40.3% of our total net sales). The total assets of the Olin Brass segment were $262.9 million as of December 31, 2013, $216.7 million as of December 31, 2012 and $205.4 million as of December 31, 2011.

Income before provision for income taxes and equity income for the Olin Brass segment was $42.9 million, $41.6 million and $51.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Segment Adjusted EBITDA for the Olin Brass segment was $48.3 million, $45.1 million, and $45.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage and electronics/electrical components.

Building and Housing End Market

Olin Brass manufactures strip, welded tube and stamped parts for a variety of products used in commercial and residential buildings, including faucets, locksets, decorative door hardware and hinges, which require workability, corrosion resistance and attractive appearance. Olin Brass also manufactures strip used in products that require electrical conductivity such as plug outlets, switches, lamp shells, other wiring devices, industrial controls, circuit breakers and switchgears. The products are generally manufactured with copper and copper-alloy sheet and strip, both HPAs and standard alloys, as well as copper-alloy welded tube.

We intend to further expand our customer base in this end market with a focus on healthcare, heating, ventilating and air conditioning by utilizing the anti-microbial properties of copper to replace stainless steel and aluminum.

Customers in this end market are OEMs producing building and housing products. These products are supplied either directly to customers or to A.J. Oster. Olin Brass also supplies building and housing products in China through Olin Luotong Metals.

While demand within this end market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past. The building and housing end market accounted for 6% of the total pounds shipped by the Olin Brass segment during the fiscal year ended December 31, 2013, 4% during the fiscal year ended December 31, 2012 and 5% during the fiscal year ended December 31, 2011.

Munitions End Market

Olin Brass manufactures products utilized in both the military and commercial munitions markets, such as strip and cups, including for uses in shot shells, bullet jackets, centerfire, rimfire and small caliber military munitions. Munitions demand is predominantly domestic, with occasional opportunities to supply U.S. alliance partners with these products.

Customers in this end market include major munitions producers in the U.S., as well as government facilities producing small caliber ammunition.

Demand within this market is affected by the U.S. government’s security policies, as well as consumer demand for firearms and munitions. The munitions end market accounted for 44% of the total pounds shipped by the Olin Brass segment during fiscal year ended December 31, 2013, 42% during the fiscal year ended December 31, 2012 and 40% during the fiscal year ended December 31, 2011.

Automotive End Market

Olin Brass manufactures both strip and fabricated products used as electronic and electrical connectors for use in automobiles. These products are made with HPAs, suitable for applications requiring high reliability, high temperature and low insertion force. For example, these electrical connectors, along with lead frames manufactured by us, are used in junction boxes, wiring harnesses, ignition systems, lighting and automotive entertainment systems.

Customers in this end market include primary automotive connector suppliers in the U.S. Although historically the business in this end market remained largely regional in the U.S., Olin Brass and A.J. Oster are collectively working to capitalize on the migration of automotive production to Mexico, where an A.J. Oster service center is located.

Demand within this end market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions. The automotive end market accounted for 14% of the total pounds shipped by the Olin Brass segment during the fiscal year ended December 31, 2013, 13% during the fiscal year ended December 31, 2012 and 13% during the fiscal year ended December 31, 2011.

Coinage End Market

Olin Brass supplies coinage strip for use in the production of dollar coins, quarters, dimes and nickels. Customers in this end market include the United States Mint, for which we are a supplier contracted through 2017. Olin Brass has been a supplier for the United States Mint for over 30 years and expects to continue to renew its contract periodically with the United States Mint for the foreseeable future. Olin Brass services the United States Mint directly.

The demand within this end market is affected by the level of activities in retail transactions. If the U.S. economy continues to improve and/or the United States Mint transitions from dollar bills to $1 coins, we expect the demand for our coinage strip to increase further. The coinage end market accounted for 11% of the total pounds shipped by the Olin Brass segment during the fiscal year ended December 31, 2013, 8% during the fiscal year ended December 31, 2012 and 8% during the fiscal year ended December 31, 2011.

Electronics/Electrical Components End Market

Olin Brass manufactures strip used in integrated circuit sockets for circuit boards, electrical connectors for laptop computers, consumer electronics and appliances, and foils for flexible circuit applications. The strip manufactured in this end market is high in HPA content.

Customers in this end market are primarily electronics manufacturers that operate globally. A portion of these customers is serviced through A.J. Oster, and the remainder is supplied directly by Olin Brass, with the Somers Thin Strip facility providing the foil products on a global scale.

Demand within this end market is affected by consumer spending on electronics, which may fluctuate significantly as a result of economic conditions. Direct sales to the electronics end market accounted for 3% of the total pounds shipped by the Olin Brass segment during the fiscal year ended December 31, 2013, 5% during the fiscal year ended December 31, 2012 and 4% during the fiscal year ended December 31, 2011.

International

Asia

Olin Brass’s operations in Asia primarily consist of Olin Luotong Metals in Guangzhou, China, a value-added service center joint venture between Olin Brass and Chinalco; GBC Metals Asia Pacific PTE, a 100% owned subsidiary in Singapore; and the Dowa-Olin Metal Corporation (“Dowa Joint Venture”), a marketing and sales joint venture with DOWA Metaltech Co. Ltd. (“Dowa Co.”) located in Hamamatsu, Japan.

Olin Luotong Metals, established in 2002, is a value-added service center joint venture in Guangzhou, China, which is 80% owned by Olin Brass and 20% owned by Chinalco. It distributes into the Chinese market HPAs manufactured by Olin Brass in the U.S. and standard alloys manufactured by Chinalco. Olin Luotong Metals performs value-added slitting and winding operations to these alloys prior to distribution. Primary customers include major multinational manufacturers of components used in automotive, electronic and electrical applications. Almost all of Olin Luotong Metals’ sales are settled in U.S. dollars. During the fiscal year ended December 31, 2013, Olin Luotong Metals generated $41.3 million of net sales (excluding sales to other Olin Brass affiliates).

The Dowa Joint Venture, established in 1987, is a marketing and sales joint venture located in Hamamatsu, Japan, and is 50% owned by Olin Brass and 50% owned by Dowa Co. The main function of the Dowa Joint Venture is to market and sell HPAs licensed from Olin Brass and manufactured at Dowa Co.’s strip mills to key customers in Japan and southeast Asia. The primary markets served include electronic lead frames and electrical connectors. During the fiscal year ended December 31, 2013, the Dowa Joint Venture generated $74.7 million of net sales. As the Dowa Joint Venture is accounted for as a non-consolidated entity, these sales are not included in our total net sales or the net sales of Olin Brass.

GBC Metals Asia Pacific PTE is an Olin Brass wholly-owned subsidiary located in Singapore. GBC Metals Asia Pacific PTE markets and sells HPAs supplied primarily by Olin Brass and the Dowa Joint Venture into key electronics markets in Asia, including Singapore, Malaysia, Korea, Taiwan and China. During the fiscal year ended December 31, 2013, GBC Metals Asia Pacific PTE generated $15.2 million of net sales (excluding sales to other Olin Brass affiliates).

Sales volume of Olin Brass in Asia (excluding the Dowa Joint Venture) was 11.5 million pounds during fiscal year ended December 31, 2013 (4.1% of total pounds shipped by Olin Brass), 10.4 million pounds during the fiscal year ended December 31, 2012 (3.9% of total pounds shipped by Olin Brass) and 9.7 million pounds during the fiscal year ended December 31, 2011 (3.7% of total pounds shipped by Olin Brass).

Europe

Olin Brass’s business in Europe is conducted through distribution arrangements with Aurubis U.K. in the United Kingdom and Türkis GmbH in Germany.

Sales volume of Olin Brass in the European region was 1.2 million pounds during the fiscal year ended December 31, 2013 (0.4% of total pounds shipped by Olin Brass), 1.1 million pounds during the fiscal year ended December 31, 2012 (0.4% of total pounds shipped by Olin Brass) and 0.9 million pounds during the fiscal year ended December 31, 2011 (0.4% of total pounds shipped by Olin Brass).

Others

Sales volume from Olin Brass’s international business in regions other than Asia and Europe, including sales shipments in Mexico and Canada, was 10.3 million pounds during the fiscal year ended December 31, 2013 (3.7% of total pounds shipped by Olin Brass), 7.9 million pounds during the fiscal year ended December 31, 2012 (3.0% of total pounds shipped by Olin Brass) and 8.5 million pounds during the fiscal year ended December 31, 2011 (3.2% of total pounds shipped by Olin Brass).

For a discussion of the risks relating to our foreign operations, see “Risk Factors—Risks Related to Our Business—A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad”.

Chase Brass

Chase Brass primarily manufactures brass rod, including round and other shapes, ranging in size from 1/4 inch to 4.5 inches in diameter. These primary shapes and sizes are used by consumers of brass rod, who machine or otherwise process the rod for applications used in various end markets. Brass rod is primarily used for forging and machining products, such as valves and fittings. Key attributes of brass rod include its machinability, corrosion resistance and moderate strength. Brass rod is generally manufactured from copper or copper-alloy scrap.

All of the segment’s rod is manufactured at its facility located in Montpelier, Ohio. Chase Brass distributes most of its products directly to customers. The acquisition of the order book, customer list and certain other assets of Bolton’s North American operations in January 2008 boosted Chase Brass’s capabilities and customer base. Chase Brass plans to further capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. We believe this will increase the need for low-lead and lead-free materials, including Eco Brass®.

Chase Brass’s products are distributed either directly to original equipment manufacturers or to supply chain customers. During the fiscal year ended December 31, 2013, approximately 37% of Chase Brass’s products were sold to supply chain customers.

Net sales from shipments to external customers by the Chase Brass segment were $622.0 million during the fiscal year ended December 31, 2013 (35.4% of our total net sales), $647.7 million during the fiscal year ended December 31, 2012 (39.2% of our total net sales) and $705.0 million during the fiscal year ended December 31, 2011 (39.6% of our total net sales). The total assets of the Chase Brass segment were $124.9 million as of December 31, 2013, $125.1 million as of December 31, 2012 and $132.3 million as of December 31, 2011.

Income before provision for income taxes and equity income for the Chase Brass segment was $66.1 million, $65.7 million and $71.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Segment Adjusted EBITDA for the Chase Brass segment was $67.2 million, $66.6 million and $73.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Chase Brass’s products are used in four primary end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment. During the year ended December 31, 2013, Chase Brass shipped a total of 216.0 million pounds, including 79.2 million pounds shipped to distributors, job shops and forging shops, which were allocated by management to Chase Brass’s end markets based on information gathered by management from such distributors, job shops and forging shops to calculate the pounds shipped to the various end markets presented below.

Building and Housing End Market

Chase Brass manufactures brass rod for use in faucets, valves and fittings, including single lever faucet hubs, bodies of standard stop valves and stems and balls of valves. While demand within this end market is affected by new residential housing activity, and existing home sales, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past.

Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which meet the standards under new state laws in California and Vermont as well as Federal standards (patterned after legislation enacted in California and Vermont) that went into effect in January 2014 with respect to the level of lead content in products used in plumbing and drinking water applications. Chase Brass’s Green Dot rod and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production and sale in North America. Chase Brass also manufactures other non-patented green portfolio products. Our green portfolio products accounted for 12.8% of pounds shipped of Chase Brass during the fiscal year ended December 31, 2013, as compared to 9.9% and 8.5% in the fiscal years ended December 31, 2012 and 2011, respectively. See “—Our Growth Strategy”.

Customers in this end market include major faucet, valve and fitting manufacturers who are producing multiple products using green portfolio materials.

The building and housing end market accounted for 51% of the total pounds shipped of Chase Brass during the fiscal year ended December 31, 2013, 48% during the fiscal year ended December 31, 2012 and 48% during the fiscal year ended December 31, 2011.

Transportation End Market

Chase Brass manufactures brass rod for uses in automobiles and trucking. Specific applications include heavy truck braking systems, tire valves, heat sensors and various truck and automotive fittings. Demand within this end market is affected by levels of transportation activity, levels of maintenance capital spending by transportation companies and the level of commercial truck fleet replacement activity, all of which are affected significantly by overall economic conditions. Customers in this end market include major OEMs in the transport industry and customers who support domestic automotive production.

The transportation end market accounted for 13% of the total pounds shipped by the Chase Brass segment during the fiscal year ended December 31, 2013, 13% during the fiscal year ended December 31, 2012 and 12% during the fiscal year ended December 31, 2011.

Electronics/Electrical Components End Market

Chase Brass manufactures brass rod used for telecommunication applications, including products such as coaxial connectors and traps and filters for cable television. Demand within this end market is affected by consumer spending along with new home construction.

Customers within these end markets include major manufacturers of specialty products for use in home and commercial construction, both of which are very dependent on overall economic conditions. Management believes that substantially all of the shipments in this market segment are directly associated with the building and housing and transportation end markets.

The electronics/electrical components end market accounted for 8% of the total pounds shipped by Chase Brass during the fiscal year ended December 31, 2013, 11% during the fiscal year ended December 31, 2012 and 13% during the fiscal year ended December 31, 2011.

Industrial Machinery and Equipment End Market

Chase Brass manufactures brass rod used in industrial valves and fittings. Demand within this end market is affected by capital spending levels, U.S. GDP growth and industrial production growth in the U.S.

Customers in this end market include various major diversified manufacturers and a variety of screw machine companies supporting OEMs.

The industrial machinery and equipment end market accounted for 28% of the total pounds shipped by the Chase Brass segment during the fiscal year ended December 31, 2013, 28% during the fiscal year ended December 31, 2012 and 27% during the fiscal year ended December 31, 2011.

International

Chase Brass primarily supplies products within North America. Export sales outside of North America accounted for less than 1.0% of net sales in each year from 2012 through 2014. Net sales to Canada and Mexico during this time period averaged 4.5% to 6.5% of Chase Brass net sales.

For a discussion of the risks relating to our foreign operations, see “Risk Factors—Risks Related to Our Business—A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad”.

A.J. Oster

A.J. Oster is a processing distributor of primarily copper and copper-alloy sheet, strip and foil, operating six strategically-located service centers in the United States, Puerto Rico and Mexico. Key A.J. Oster competitive advantages are short lead-times with high reliability, small-quantity deliveries and a wide range of high-quality, copper-based products. We believe these advantages can help our customers reduce their costs and working capital requirements.

Over the past three years ended December 31, 2013, Olin Brass provided A.J. Oster with a per-period average of 66.8% of its copper-based products. Aurubis is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 30% of A.J. Oster’s copper-based products in the year ended December 31, 2013. During 2013, A.J. Oster purchased less of its copper-based products from Olin Brass, and Aurubis became a more significant supplier. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

Each A.J. Oster service center reliably provides a broad range of high-quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base.

Net sales from the shipments to external customers by the A.J. Oster segment were $316.0 million during the fiscal year ended December 31, 2013 (18.0% of our total net sales), $326.2 million during the fiscal year ended December 31, 2012 (19.8% of our total net sales) and $355.9 million during the fiscal year ended December 31, 2011 (20.0% of our total net sales). The total assets of the A.J. Oster segment were $86.3 million as of December 31, 2013, $79.1 million as of December 31, 2012 and $78.9 million as of December 31, 2011.

Income before provision for income taxes and equity income for the A.J. Oster segment was $16.6 million, $23.7 million and $24.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Segment Adjusted EBITDA for the A.J. Oster segment was $16.9 million, $19.5 million and $17.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A.J. Oster’s products are used in three primary end markets: building and housing, automotive and electronics/electrical components.

Building and Housing End Market

A.J. Oster slits and distributes copper-alloy strip and aluminum foil used for products in commercial and residential buildings. The two primary applications are electrical and hardware.

Electrical products are primarily for wiring devices. Other applications include switchgears, switches, controls and circuit breakers. Several of our customers for these products are in Puerto Rico or Mexico. These customers require short lead-times, small quantities and numerous specifications. A.J. Oster’s capabilities are well-suited for these geographic locations and the stringent service requirements of the electrical end market because A.J. Oster is able to provide customers with high-quality metals, in less-than-truckload quantities, and can deliver products shortly after receiving orders.

Hardware products include products such as faucets, window trim, locksets, hinges and kick plates.

While demand in the building and housing end market is affected by new residential housing, commercial construction and existing home sales, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past. The building and housing end market accounted for 31% of the total pounds shipped for A.J. Oster during the fiscal year ended December 31, 2013, 32% during the fiscal year ended December 31, 2012 and 34% during the fiscal year ended December 31, 2011.

Automotive End Market

A.J. Oster slits, traverse winds, hot tin dips, coats and distributes copper-alloy strip and aluminum foil used in automobile production. Primary customer products are electrical connectors, automotive trim and heat exchangers.

A.J. Oster has excellent geographic coverage to service this market. Our A.J. Oster subsidiary in Mexico, Queretaro is well-positioned to take advantage of the growing number of second-tier automobile component suppliers that are growing in Mexico.

Demand within this end market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions. The automotive end market accounted for 29% of the total pounds shipped by the A.J. Oster segment during the fiscal year ended December 31, 2013, 28% during the fiscal year ended December 31, 2012 and 25% during the fiscal year ended December 31, 2011.

Electronics/Electrical Components End Market

A.J. Oster slits, traverse winds, hot tin dips, coats and distributes copper-alloy strip used for electrical connectors in computers, consumer electronics and automobiles. The markets served by A.J. Oster are service intensive and therefore require A.J. Oster capabilities.

The demand within this end market is affected by consumer spending on electronics, which may fluctuate significantly as a result of economic conditions. The electronics/electrical components end market accounted for 21% of the total pounds shipped by the A.J. Oster segment during the fiscal year ended December 31, 2013, 21% during the fiscal year ended December 31, 2012 and 23% during the fiscal year ended December 31, 2011.

International

A.J. Oster’s North American operations include a service center in central Mexico. The facility is located in Queretaro in the center of Mexico’s industrial triangle marked by Mexico City, Monterey and Guadalajara and is easily accessible by highway connections to the United States.

Automakers in Mexico produce approximately two million automobiles per year. Automotive sub-suppliers that consume copper-alloy strip are now locating facilities in central Mexico in order to support primary automotive manufacturing.

A.J. Oster is well positioned to capture growth in the Mexican market for copper-alloy strip because of its ability to provide Mexican customers with high-quality metals, in less-than-truckload quantities and to deliver the products shortly after receiving orders. Our customers located in Mexico will require first-class service and quality levels traditionally demanded by the electrical, electronics and automotive industries. Meeting these demands is a core competency of A.J. Oster.

Net sales from A.J. Oster Mexico were $41.9 million during the fiscal year ended December 31, 2013 (13.3% of A.J. Oster net sales), $40.0 million during the fiscal year ended December 31, 2012 (12.3% of A.J. Oster net sales) and $33.5 million during the fiscal year ended December 31, 2011 (9.4% of A.J. Oster net sales).

For a discussion of the risks related to our foreign operations, see “Risk Factors—Risks Related to Our Business—A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad”.

Raw Materials and Supply

We manufacture our products using metal in the form of scrap metal (both internally generated and externally sourced) or virgin raw materials. During the fiscal year ended December 31, 2013, 88% of our metal came from scrap metal, and the remainder came from virgin raw materials. Olin Brass utilizes both scrap and virgin raw materials, while Chase Brass primarily uses scrap.

The following table shows the breakdown of externally sourced metal used in casting facilities of Chase Brass and Olin Brass during the fiscal year ended December 31, 2013:

Input Raw Material	Olin Brass (million lbs)	Chase Brass (million lbs)	Total (million lbs)	% of Total
Virgin raw materials	83.0	20.7	103.7	20.9%
Dealer scrap	133.6	53.5	187.1	37.8%
Customer scrap	56.7	147.5	204.2	41.3%
Total Externally Sourced Metal	273.3	221.7	495.0	100.0%

We obtain scrap in the following ways:

•	Internally generated scrap. During the fiscal year ended December 31, 2013, at our facilities in East Alton, Illinois and Montpelier, Ohio, 370.5 million pounds of internally generated process scrap (including 5.5 million pounds generated by A.J. Oster) were returned to the casting facilities to be re-melted based on 856.6 million pounds of copper and copper-alloy slabs and billets produced.

•	Customer generated scrap. Primarily in the Chase Brass segment, we execute scrap supply agreements with most customers that purchase Chase Brass’s brass rod.

•	Dealer scrap. A portion of scrap metal procured by us is obtained in the open market from a wide variety of scrap dealers.

Virgin raw materials, including copper cathode, are purchased at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”), or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to produce HPAs and other products that require exact specifications.

Customers

Our customer base is broadly diversified, spanning various North American end markets, including building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. In the fiscal year ended December 31, 2013, we sold over 15,000 different SKUs to more than 1,700 customers, with one customer Alliant Techsystems (“ATK”), representing 10.4% of net sales. In the fiscal years ended December 31, 2013, 2012, and 2011, net sales from all foreign countries were $98.4 million, $93.6 million and $88.1 million, respectively. We have long-term relationships with our customers, although our contracts with our customers generally have relatively short terms. Our relationships with many of our significant customers have lasted more than 30 years. For additional information see “Risk Factors—Risks Related to Our Business—We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and net sales could be reduced if our customers switch some or all of their business with us to other suppliers”.

All three of our operating segments had customers to whom sales activity constituted more than 10% of net sales during the fiscal year ended December 31, 2013. Olin Brass generated 22.2% of its total net sales through sales activity to ATK and 17.5% of its total net sales through sales activity to the United States Mint. A.J. Oster generated 16.4% of its total net sales through sales activity to Molex Incorporated. Chase generated 12.3% of its total net sales through sales activity to Masco Corporation.

Competition

We compete with other companies on price, service, quality and product breadth and availability both domestically and internationally. We believe we have been able to compete effectively because of our high levels of service, breadth of product offering, knowledgeable and trained sales force, modern equipment, numerous locations, geographic dispersion, operational economies of scale and sales volume.

The North American market for brass and copper strip and sheet and brass rod consists of a few large participants and a few smaller competitors for Olin Brass and Chase Brass and a number of smaller competitors for A.J. Oster. Our international competitors are based principally in Europe and Asia.

Our largest competitors in each of the markets in which we operate are the following:

•	Aurubis and PMX Industries, Inc.: manufacturing of copper and copper-alloys in the form of strip, sheet and plate (Olin Brass);

•	ThyssenKrupp Materials NA, Copper and Brass Sales Division: distribution and processing of copper, brass, stainless and aluminum products; Wieland Metals, Inc.: re-roll mill and service center for copper and copper-alloy strip (A.J. Oster);

•	Mueller Industries, Inc.: manufacturing of brass rod (Chase Brass).

Based on the data published by Copper Development Association Inc. (“CDA”), Copper and Brass Servicenter Association, Inc. (both independent industry associations) and management estimates, as of December 31, 2013, the Olin Brass segment accounted for 35.4% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate; the A.J. Oster segment accounted for 31.9% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and the Chase Brass segment accounted for 48.2% of North American shipments of brass rod, not including imports.

Government Regulation and Environmental Matters

Anti-microbial Products

The EPA regulates products with anti-microbial claims pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the related implementing regulations. Before marketing a product with anti-microbial claims in the United States, manufacturers must satisfy the EPA’s registration requirements. That registration process requires the manufacturer to demonstrate the product’s efficacy and safety, among various other requirements. The testing and registration process can be lengthy and expensive. Once a product is registered, additional FIFRA regulations apply to various business activities related to the product, including marketing. Like a number of other copper product manufacturers, our EPA registration of CuVerro™ was accomplished through the CDA, of which we are a member.

Olin Brass has completed the required Federal EPA and also the applicable state registration processes that allow it to market its CuVerro™ products with certain approved anti-microbial claims. Laboratory testing has shown that bactericidal copper touch surfaces made with CuVerro™ kill more than 99.9% of bacteria within two hours. We believe that Olin Brass’s copper-based CuVerro™ materials are in compliance, in all material respects, with EPA standards for products recognized by the EPA as having anti-microbial properties.

In connection with these EPA registrations, the CDA is required to implement a “stewardship” plan that is designed to ensure that anti-microbial copper alloys are properly used and marketed. The stewardship requirement reflects the EPA’s concern that the improper marketing of anti-microbial copper alloys could lead to users mistakenly believing that the use of these products is a simple solution to fight infections. The stewardship efforts are intended to emphasize that all marketing statements must be consistent with the approved EPA product label, including the need to state clearly that the alloys are intended as a supplement to, but are not a substitute for, standard cleaning and sanitization procedures. These standards also apply to marketing by our customers who use CuVerro™ in their products.

Even though the marketing of copper products as anti-microbial started in 2008, the manufacturers of such products are still in the process of determining what specific anti-microbial claims may be made in compliance with the EPA’s and FIFRA’s requirements. Therefore, there remains some uncertainty when determining whether a particular marketing approach is consistent with the EPA registration requirements. Accordingly, it is possible that we or other manufacturers may be found to be non-compliant by the EPA for current, past or future marketing claims and activities, despite efforts to comply. FIFRA empowers the EPA to seek administrative or judicial sanctions against those who violate FIFRA. Among the potential FIFRA penalties are corrective disclosures, civil administrative penalties, stop sale orders, cancellations of registrations, seizures, injunctions and criminal sanctions. Any failure by us or our customers who use CuVerro™ in their products to comply with FIFRA’s requirements with respect to CuVerro™ could therefore expose us to various enforcement actions or other claims or adverse impacts to our reputation. The stewardship program required under the EPA registration is an industry-wide activity, and the actions of other CDA members could jeopardize the marketing of all anti-microbial copper products registered through the CDA (including CuVerro™). If the EPA were to determine that the stewardship program is not being implemented effectively, the EPA may decide to take corrective actions, including possibly cancelling all CDA registrations, that might adversely affect us and other CDA members. If the EPA were to initiate a FIFRA enforcement action that affects us or our customers, it could have a material adverse effect on our ability to market CuVerro™ as an anti-microbial product.

Lead-free and Low-lead Plumbing Products

New regulations designed to reduce lead content in drinking water plumbing devices provide a key opportunity for future growth. Chase Brass is a premier provider of specialized lead-free products and low-lead alloys. Federal legislation in the United States (the Reduction of Lead in Drinking Water Act, which was patterned after legislation enacted in California and Vermont) required the reduction of lead content in all drinking water plumbing devices beginning in January 2014. This legislation presents a significant growth opportunity for Chase Brass. Our Eco Brass® products meet Federal, California and Vermont standards and can be used to produce cast, machined and forged faucet parts. We currently supply major faucet, valve and fitting manufacturers who produce multiple products using machined Eco Brass® parts.

Environmental

Our operations are subject to a number of Federal, state and local laws and regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive Federal, state and local laws and regulations governing the creation, transportation, use, release and disposal of wastes, air and water emissions, the storage and handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials used in our operations include general commercial lubricants, cleaning solvents and cutting oils. Among the regulated activities that occur at some of our facilities are: the accumulation of scrap metal, which is sold for recycling; and the generation of hazardous waste, solid wastes and wastewaters, such as water from burning tables operated at some of our facilities. The generation, storage, and disposal of these wastes is done in accordance with the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act, and we use third-party commercial disposal services as permitted by these laws for the removal and disposal of these wastes. The storage, handling and use of lubricating and cutting oils and small quantities of maintenance-related products and chemicals are also regulated under environmental laws, and the health hazards of these materials are communicated to employees pursuant to the Occupational Safety and Health Act.

In general, our facilities’ operations do not involve the types of emissions of air pollutants, discharges of pollutants to land or surface water, or treatment, storage or disposal of hazardous waste which would ordinarily require Federal or state environmental permits. Some of our facilities possess authorizations under the Clean Air Act for air emissions from paints and coatings. At some locations, we also possess hazardous materials storage permits under local fire codes or ordinances for the storage of combustible materials such as oils or paints. At some facilities we possess state or local permits for on-site septic systems. Our cost of obtaining and complying with such permits has not been, and is not anticipated to be, material.

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. Nevertheless, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List, CERCLIS and comparable state listings. CERCLA establishes responsibility for clean-up without regard to fault for persons who have released or arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. In many cases, courts have imposed joint and severable liability on parties at CERCLA clean-up sites. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we could be notified of such claims in the future. It is also possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

Pursuant to the agreement, dated November 19, 2007, by which we purchased our current operating locations from Olin Corporation, Olin Corporation agreed to retain responsibility for a wide range of liabilities under environmental laws arising out of existing contamination on our properties, and agreed to indemnify us without limitation with respect to these liabilities. Specifically, Olin Corporation retained responsibility for:

•	compliance with all obligations to perform investigations and remedial action required under the Connecticut Real Property Transfer Act at properties in Connecticut;

•	pending corrective action/compliance obligations under the Federal Resource Conservation and Recovery Act for certain areas of concern at our East Alton, Illinois facility; and

•	all obligations under environmental laws arising out of 24 additional specifically identified areas of concern on various of our properties.

Olin Corporation also retained complete responsibility for all liabilities arising out of then pending governmental inquiries relating to environmental matters; for “any liability or obligation in connection with a facility of the Business to the extent related to pre-Closing human exposure to Hazardous Materials, including asbestos-containing materials”; and for “any liability or obligation in connection with the off-site transportation or disposal of Hazardous Materials arising out of any pre-Closing operations of the Business”.

In addition, Olin Corporation agreed to indemnify us, subject to a $1.0 million deductible and $30.0 million liability cap, for any other environmental liabilities arising out of pre-acquisition activities in decreasing percentages, starting with 75% of losses in the first two years following the closing and decreasing to 0% of losses by the seventh year. Since 2007, Olin Corporation has continued to perform environmental remedial actions on our properties, including the East Alton, Illinois and Waterbury, Connecticut properties, and continues to work closely with us to address matters covered by the indemnity. Because of the Olin Corporation indemnity, we have not been required to engage in any significant environmental cleanup activity on our properties during the past four years and do not currently have any material reserves established to address environmental remedial requirements.

Management Information Systems

Each of our three operating segments generally has its own information systems that organize various business data to streamline its operations. Olin Brass uses a custom-developed application platform that is supplemented by certain select modules from an enterprise resource planning (“ERP”) system. Collectively, these systems are used to process and record Olin Brass’s business and financial data. Olin Brass’s fixed assets system, in addition to tracking Olin Brass’s fixed assets, is also used to process and record fixed assets for A.J. Oster and Chase Brass. Olin Brass’s facility in Waterbury, Connecticut is the only facility that has its own independent application environment that supports all business and financial data, other than fixed assets, on site. Olin Brass is in the process of implementing a fully integrated ERP system to replace its current management information systems and will be implementing the system in a phased approach from 2014 to 2016. A.J. Oster utilizes two applications on a single platform. One application handles inventory and customer orders, and the other application handles customer information, supplier information and the general ledger. Chase Brass uses a fully integrated ERP system that supports purchasing, inventory, accounts payables, customer data, sales orders, billing, accounts receivables, cash application and the general ledger.

We currently use an automated centralized consolidation system that was implemented in the fourth quarter of 2011. Prior to the implementation of our automated centralized consolidation system, we used Olin Brass’s general ledger as the base for the company-wide general ledger and consolidated all business segments manually.

Employees

As of December 31, 2013, we employed 2,062 persons. As of the same date, the Olin Brass segment employed 1,456 persons, 71% of our total employees, the A.J. Oster segment employed 271 persons, 13% of our total employees, the Chase Brass segment employed 310 persons, 15% of our total employees and the corporate office employed 25 persons, 1% of our total employees.

As of December 31, 2013, 1,266, or approximately 61%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. There are ten unions representing employees in the Olin Brass segment (eight representing employees at the East Alton, Illinois facility, one representing employees of Bryan Metals, LLC and one representing the employees at Somers Thin Strip), two representing employees of the A.J. Oster segment (one representing employees of A.J. Oster Foils, LLC and another representing employees of A.J.O. Global Services Mexico S.A. de C.V.) and one representing employees of the Chase Brass segment. On April 2, 2013, Somers Thin Strip employees ratified a collective bargaining agreement that took effect on April 3, 2013 and expires on December 15, 2015. In October 2013, the eight unions that represent employees at the East Alton facility of Olin Brass ratified a new collective bargaining agreement expiring on November 4, 2017. On August 13, 2013, a new collective bargaining agreement expiring on June 30, 2017 was ratified by the union-represented employees of Chase Brass. On January 13, 2014, the union representing employees of A.J. Oster Foils, LLC ratified a new collective bargaining agreement that took effect on January 31, 2014 and expires on February 6, 2017. The collective bargaining agreement with the union representing employees of A.J.O. Global Services Mexico S.A. de C.V. has an indeterminate term, with a review of wages every year and a review of benefits every two years. The collective bargaining agreement with the union represented employees of Bryan Metals, LLC is effective through September 30, 2014. Since our acquisition of the worldwide metals business of Olin Corporation in November 2007, we have not experienced any work stoppages at any of our facilities. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike. See “Risk Factors—Risks Related to Our Business—Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows”.

Research and Development

We conduct research and development through our Materials Research Laboratory, located within our facilities in East Alton, Illinois and Waterbury, Connecticut. Our research facilities are staffed with six scientists in metallurgy and electrochemistry. We intend to continue to invest in research and development to develop new products and to expand our value-added services that meet our customers’ needs.

Our key research and development accomplishments are the following:

•	Alloy Development. We have developed numerous alloy systems that we have designed and patented, including those that meet many of the global standards for electronic, lead frame and connector applications, as well as specialty clad alloys supplied to the United States Mint, including a gold-colored metal alloy we developed for both the Sacagawea and Presidential one-dollar coins.

•	Foil Products—CopperBond®; CopperBond® XTF. We have developed CopperBond® treated foil, an ultra-thin copper plated foil product used in electronic flexible circuit applications. Our rolling mill in Waterbury, Connecticut utilizes four specialized plating lines to manufacture CopperBond® foil. Other unique foil products developed include C7025 for computer disk drives and CopperBond® XTF foil, a flexible extra-thin treated foil that can be produced in thicknesses as thin as one micron.

•	Specialized Coatings. We have developed specialized coatings and plating systems for copper-based alloys. The proprietary tin coatings used by us have been licensed in many countries for automotive terminal applications, which require extreme thermal stability and low insertion forces. We have also been developing specialized anti-tarnish coatings for a variety of end markets.

•	Process Improvements. We research and develop improvements for the Olin Brass manufacturing facilities intended to enhance product quality, operating efficiency and cost effectiveness. We have also developed melting and casting procedures that are tailored to improve cast bar quality and yield in commercial operations. We are currently working on the development of improved casting techniques for Olin Brass. We also utilize the Materials Research Laboratory facilities to improve our downstream mill processing process to reduce costs and further improve product quality.

The following describes some of the primary laboratory functions available at our Materials Research Laboratory facilities:

•	Metal Forming. Formability tests are used to determine the ability of sheet metal to make a desired part. Standard simulative tests and specialized tests assess strip metal formability.

•	Electrical Interconnects. A fully-automated, computer-driven data acquisition and control system is used to measure static contact resistance, fretting wear, macro wear and coefficients of friction. The equipment simulates and quantifies various failure mechanisms typically responsible for connector malfunction.

•	Test Development. We have the capability to perform a wide range of tests to applicable standards, such as ASTM, or in accordance with locally developed or customer specific procedures. If a currently available test is not appropriate, a new test can be developed.

•	Materials Characterization. A broad range of materials characterization capabilities are available to support the Materials Research Laboratory technology development efforts.

Our research and development expenditures for the fiscal year ended December 31, 2013 were $1.5 million (0.1% of total net sales), $1.5 million for the fiscal year ended December 31, 2012 (0.1% of total net sales) and

$1.5 million for the fiscal year ended December 31, 2011 (0.1% total net sales). See “Risk Factors—Risks Related to Our Business—Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights could impair our competitive position”.

Risk Management and Insurance

The primary risks in our operations are personal injury, property damage, transportation, criminal acts, risks associated with international operations, directors’ and officers’ liability and general commercial liabilities. We are insured against general commercial liabilities, automobile accidents (including injury to employees and physical damage of goods and property and employer liabilities), directors and officers liability, crime, foreign risks, aircraft products liability, ocean cargo liability and flood through insurance policies provided by various insurance companies up to amounts we consider sufficient to protect against losses due to claims associated with these risks. Our insurance policies are renewed annually, and reassessed as we deem appropriate.

We also maintain bonds with certain Federal, state and international authorities to insure against risks relating to, among other things, delays due to customs clearances, compliance with certain laws and regulations and import and export of goods.

Safety

Consistent with other strategic initiatives, management is pursuing a ‘Best in Class’ performance status for employee safety. Our management has committed itself to achieving a formal ‘Star’ certification within the Occupational Safety and Health Administration (“OSHA”) sponsored Voluntary Protection Program, or VPP. A formal VPP Star certification is OSHA’s official recognition for outstanding efforts between employers and employees for achieving exemplary occupational safety and health. The Safety Excellence / VPP initiative shifts the safety paradigm to an aggressive proactive approach that stresses strong employee participation and collaboration, management accountability, employee training and hazard elimination as core foundational elements.

Patents, Trademarks and Other Intellectual Property Rights

Chase Brass has an exclusive intellectual property license, valid through the expiration of the U.S. patents in 2027, to produce and sell Eco Brass® rod and ingot in North America, granted by Mitsubishi Shindoh Company, Ltd., the Japanese company that owns the relevant intellectual property rights. We have sublicensed our rights to three sublicensees, none of which is currently a competitor of any of our subsidiaries or segments. These sublicensing arrangements are valid until the expiration of the relevant patents in North America. In addition, we have alloy licensing arrangements with companies in Germany, Japan and China.

As of December 31, 2013, we owned 189 patents, of which 59 were U.S. patents. We also own various trademarks relating to our products. As of December 31, 2013, we owned 25 trademarks, of which 12 are U.S. trademarks. Most of these are owned by GBC Metals, LLC, a wholly owned subsidiary of ours. We license the marks OLIN BRASS and OLIN METALS for metal products from Olin Corporation. These licenses continue unless we breach the license agreement. We also license stylized versions of these marks from Olin Corporation and the license to the stylized version includes an annual termination option.

We license the intellectual property rights related to certain proprietary alloy systems to other major brass mills around the world, including Dowa Co. As of December 31, 2013, there were seven such licenses.

Government Contract

The United States Mint is a significant customer of Olin Brass. Olin Brass has been one of the authorized suppliers to the United States Mint since 1969 and currently has a contractual arrangement to supply nickel and brass coinage strip to multiple United States Mint facilities. Our supply agreement with the United States Mint runs through 2017. The United States Mint can terminate our contract in whole or in part when it is in the best interest of the United States Mint to do so and any damages payable to us by the United States Mint for such termination would not include lost profits.

Seasonality and Backlog

There is a slight decrease in our net sales in the fourth fiscal quarter as a result of the decrease in demand due to customer shutdowns for the holidays and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first fiscal quarter.

Vehicles

We operate a fleet of owned or leased trucks and trailers, as well as fork lifts and support vehicles. We believe these vehicles are generally well maintained and adequate for our current operations.

Available Information

Our website address is http://www. gbcholdings.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

Item 1A. Risk Factors.

We are exposed to various risks as we operate our businesses. To provide a framework to understand our operating environment of the Company, we are providing a brief explanation of the more significant risks associated with our businesses. Although we have tried to identify and discuss key risk factors, others could emerge in the future.

Risks Related to Our Business

Our business, financial condition and results of operations or cash flows could be negatively affected by downturns in economic cycles in general or cyclicality in our end markets, both inside and outside of the U.S. Our future growth also depends, to a significant extent, on improvements in general economic conditions and in conditions in our end markets.

Many of our products are used in industries that are, to varying degrees, cyclical and have historically experienced periodic downturns due to factors such as economic conditions, energy prices, the availability of credit, consumer sentiment, demand and other factors beyond our control. These economic and industry downturns have resulted in diminished product demand and excess capacity for our products. The significant deterioration in economic conditions that occurred during the second half of 2008 resulted in disruptions in a number of our end markets, and prospects for improvements in U.S. and global economic conditions as well as in those end markets remain uncertain. Any future economic disruptions may also negatively impact our end markets or the consumers served by those end markets, which would adversely affect our operating results.

Future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly as, or even more than, in recent years, and we are not able to predict the impact any such worsening conditions would have on our customers in general, and our results of operations specifically. Businesses in one or more of the end markets that we serve, or consumers in one or more of the end markets that our customers serve, may postpone or choose not to make purchases in response to economic uncertainty, tighter credit, negative financial news, unemployment, interest rates, adverse consumer sentiment and declines in housing prices or other asset values.

In particular, the historically cyclical and volatile building and housing sector in the U.S. has not yet fully recovered from the downturn that began in 2007. If the housing, remodeling and residential and commercial construction markets stagnate or deteriorate, demand from such markets for our products, especially our brass rod products, is likely to be adversely affected. Any recovery in such markets will not necessarily directly correlate with increased sales or profitability. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past. In addition, competition from imports and other sources may also dampen the effects of any such recovery on our results of operations.

Similarly, the automotive end market has experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. Negative economic developments could reduce demand for new vehicles, causing our customers to reduce their vehicle and automotive component part production in North America.

The coinage and general consumer end markets are also affected by economic cycles. Demand for coinage-related products generally increases with the number of cash transactions that occur, and the number of cash transactions generally increases during periods of economic growth. Demand for consumer goods is also very sensitive to economic conditions and drives demand in our electronics/ electrical components end market.

As a result, cyclicality in economic conditions and in the end markets that we serve could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our growth prospects also depend, to a significant extent, on the degree by which general economic conditions and conditions in the end markets that we serve improve in the future.

Failure to maintain our balanced book approach would cause increased volatility in our profitability and our operating results and may result in significant losses.

Copper scrap and cathode are subject to significant cyclical price fluctuations. The availability and price of copper scrap and cathode depend on a number of factors outside our control, including general economic conditions, international demand for metal and internal recycling activities by primary copper producers and other consumers of copper. The cost of copper scrap and cathode represents the largest component of our cost of sales.

We use our balanced book approach to substantially reduce the impact of metal price movements on operating margins from our non-toll sales, which are sales for which we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. Non-toll sales represented approximately 75% of our unit sales volume during the year ended December 31, 2013. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book”.

We may not be able to maintain our balanced book if our customers become unwilling to bear metal price risk through the matching of price date of shipment terms. We may also not be able to find counterparties for the derivatives transactions entered into in connection with firm price terms, and the cost of those derivatives transactions may increase such that entering into such transactions is no longer cost-effective to us. Those risks may increase during periods of very high copper prices or increased volatility in those prices.

If we fail to effectively maintain our balanced book, our profitability will be significantly affected by fluctuations in metal costs and our ability to recoup metal costs through product pricing. As a result, the volatility of our results of operations would increase dramatically. Furthermore, if we are unable to maintain our balanced book approach, we will potentially replace metal at a different price than the price recovered from the customer, generating a loss in circumstances where the replacement price is higher than the price recovered from the customer.

Although we maintain our balanced book approach, metal costs still affect our profitability through “shrinkage” and inventory valuation adjustments.

Shrinkage loss, which is primarily the loss of raw metal that occurs in the melting and casting operations, is an inherent part of a metal fabrication and conversion business. Despite our use of our balanced book approach to mitigate the impact of metal price fluctuations, we must bear the cost of any shrinkage during production, which may increase the volatility of our results of operations. Because we process a large amount of metal in our operations, a small increase in our shrinkage rates can have a significant effect on our margins and profitability. In addition, if metal prices increase, the same amount of shrinkage will have a greater effect on our manufacturing costs and have a more significant negative impact on our margins and profitability.

The market price of metals used in production and related scrap is subject to significant volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory and increase cost of sales. Additionally, the cost of our inventories is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2013 and 2012, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs. While the effect of this reduction of inventory decreased cost of sales by $2.0 million and $4.8 million during 2013 and 2012, respectively, the benefit of such depletion may not continue in future periods. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost”.

Because our balanced book approach does not reduce the effects of fluctuations in metal prices on our working capital requirements, higher metal prices could have a negative effect on our liquidity.

Our balanced book approach does not reduce the impact of the volatility in metal prices on our working capital requirements. Metal prices impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. In 2013, the spread between our receivable collection cycle and purchase payment cycle was approximately 20 days. As a result, when metal prices are rising, even if the number of pounds of metal we process does not change, we tend to use more cash or draw more on the ABL Facility to cover the cash flow delay from material replacement purchase to cash collection. Thus, when metal prices increase, our working capital may be negatively affected as we are required to draw more on our cash or available financing sources to pay for raw materials. As a result, our liquidity may be negatively affected by increasing metal prices. Metal price volatility may also require us to draw on working capital sources more quickly and unpredictably, and therefore at higher cost. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost”.

Limited access to raw materials, infrastructure or fuel could negatively affect our business, financial condition or results of operations or cash flows.

Our ability to fulfill our customer orders in a timely and cost-effective manner depends on our ability to secure a sufficient and constant supply of raw materials and fuel and access to infrastructure adequate to fulfill our business needs. Although we often seek to source our copper from scrap, including internally generated scrap and repurchases of our customers’ scrap, where scrap is either not available or is not appropriate for use, we use virgin raw materials such as copper cathode, which are generally more expensive than scrap. We depend on natural gas for our manufacturing operations and source natural gas through open-market purchases.

We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low metal prices, suppliers may elect to hold scrap waiting for higher prices. In addition, the slowdown in industrial production and consumer consumption in the U.S. during the economic crisis reduced, and is expected to continue to reduce, the supply of scrap metal available to us, and the scrap supply may be subject to the activities of speculators. If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes, forcing us to use a larger amount of more expensive virgin raw materials and our results of operations and financial condition would be materially and adversely affected. Furthermore, with the rapid growth of the economy of China, the demand for certain raw materials has increased significantly while the supply of such raw materials may not have increased correspondingly. In addition, the Securities and Exchange Commission (“SEC”) has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund and other copper ETFs like it hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs and other similar entities may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase our cost of copper and copper scrap, result in potential supply shortages, and increase price volatility for copper and copper scrap. All of the above factors may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products.

We may experience disruptions in the supply of natural gas as a result of delivery curtailments to industrial customers due to extremely cold weather. We may also experience disruptions or increases in cost with respect to our access to water, electrical power, transport and wastewater treatment services and other infrastructure (including those subject to our transition services agreement with the parent of our predecessor). We may also experience other delays or shortages in the supply of raw materials. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and fuel or adequate and cost-effective access to infrastructure, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or harm our reputation in the end markets that we serve. An inability to find an adequate and timely supply of raw materials or adequate and cost-effective access to infrastructure could have a material adverse effect on our profit margin, and in turn on our business, financial condition, results of operations or cash flows.

Increases in the cost of energy could cause our cost of sales to increase, thereby reducing operating results and limiting our operating flexibility.

In 2013, the cost of energy and utilities represented approximately 6% of our non-metal cost of sales. The prices of natural gas and electricity can be particularly volatile. As a result, our natural gas and electricity costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas and electricity costs on our cost of sales. A substantial increase in energy costs could cause our operating costs to increase and our business, financial condition, results of operations and cash flows may be materially and adversely affected. Although we attempt to mitigate short-term volatility in natural gas and electricity costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.

Our substantial leverage and debt service obligations may adversely affect our financial condition and restrict our operating flexibility, including our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2013, our total indebtedness was $380.5 million. We also had an additional $194.0 million available for borrowing under the ABL Facility as of that date. Based on the amount of indebtedness outstanding and applicable interest rates at December 31, 2013, our annualized cash interest expense would be $35.9 million, $0.2 million of which represents interest expense on floating-rate obligations (and thus is subject to increase in the event interest rates were to rise), prior to any consideration of the impact of interest rate derivative contracts.

Our substantial indebtedness and debt service obligations could have important consequences for investors, including:

•	they may impose, along with the financial and other restrictive covenants under our credit agreements, significant operating and financial restrictions, including our ability to borrow money, dispose of assets or raise equity for our working capital, capital expenditures, dividend payments, debt service requirements, strategic initiatives or other purposes;

•	they may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

•	they may make us more vulnerable to downturns in our business or the economy.

Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.

Covenants under our debt agreements impose significant operating and financial restrictions. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The agreement governing the ABL Facility and the indenture governing the Senior Secured Notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into certain sale and leaseback transactions;

•	create or incur certain liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	engage in certain business activities.

The agreement governing the ABL Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio that is tested whenever excess availability, as defined in such agreement, falls below a certain level. The fixed charge coverage ratio, as defined in the agreement, requires us to maintain a minimum ratio of “EBITDA” (as defined in the agreement governing the ABL Facility) to the amount of our fixed charges for the twelve consecutive months prior to the date on which the ratio is tested. The agreement governing the ABL Facility also requires excess availability to remain above a certain level to avoid default. For more information regarding these covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance” and “Outstanding Indebtedness”.

As of December 31, 2013, we were in compliance with all of the covenants contained in our debt agreements. A violation of covenants may result in default or an event of default under our debt agreements. Upon the occurrence of an event of default under the agreement governing the ABL Facility or the indenture governing the Senior Secured Notes, the requisite lenders under the ABL Facility or the requisite noteholders under the indenture could elect to declare all amounts of such indebtedness outstanding to be immediately due and payable and, in the case of the ABL Facility, terminate any commitments to extend further credit. If we are unable to repay those amounts, the lenders under such facilities may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the ABL Facility and to secure the Senior Secured Notes. If the lenders or noteholders, as applicable, accelerate the repayment of borrowings, such acceleration would have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the ABL Facility provide that any default under the indenture governing the Senior Secured Notes or other significant debt agreements could trigger a cross-default under the ABL Facility. If we are unable to repay the amounts outstanding under these agreements or obtain replacement financing on acceptable terms, which ability will depend in part upon the impact of economic conditions on the liquidity of credit markets, our creditors may exercise their rights and remedies against us and the assets that serve as collateral for the debt, including initiating a bankruptcy proceeding.

Although the terms of the credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, which would allow us to borrow additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition and results of operations and could increase other risks harmful to our financial condition and results of operations and could increase the risks described in “—Our substantial leverage and debt service obligations may adversely affect our financial condition and restrict our operating flexibility, including our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness”.

For a more detailed description on the limitations on our ability to incur additional indebtedness and our compliance with financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance” and “Outstanding Indebtedness”.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash and the availability of our cash to service our indebtedness depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to satisfy our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to generate cash to satisfy our debt obligations. Included in such factors are the requirements, under certain scenarios, of our counterparties that we post cash collateral to maintain our hedging positions. In addition, metal price declines, by reducing our borrowing base, could limit availability under the ABL Facility and further constrain our liquidity.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments required to be made on the ABL Facility and the Senior Secured Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments (including the ABL Facility and the Senior Secured Notes) may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness or refinance our indebtedness on acceptable terms.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations in respect of the ABL Facility and the Senior Secured Notes.

Because some of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

As of December 31, 2013, we had $5.5 million outstanding under the ABL Facility, which amount bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates. Assuming a consistent level of debt, a 100 basis point change in the interest rate on the indebtedness under our ABL Facility would have increased or decreased the annual interest payments required to be made by us under the ABL Facility by $0.1 million. If interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.

Our business is exposed to risks related to customer concentration. Our five largest customers were responsible for 30% of our net sales for the year ended December 31, 2013. One customer, ATK, represented 10.4% of total net sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, the economic downturn resulted in 24 of our approximately 1,700 customers becoming involved in bankruptcy or insolvency proceedings and defaulting on their obligations to us between 2008 and 2013. Our balance sheet reflected an allowance for doubtful accounts totaling $1.0 million at December 31, 2013 and $1.4 million at December 31, 2012. Similar incidents in the future could materially and adversely affect our financial condition and results of operations.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and net sales could be reduced if our customers switch some or all of their business with us to other suppliers.

During the fiscal year ended December 31, 2013, a majority of our net sales were generated from customers who do not have long-term contractual arrangements with us, including several of our largest customers. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. A significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business, or cause us to reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be disrupted if our customers shift either their manufacturing or sourcing offshore.

Much of our business depends on maintaining close geographical proximity to our customers because the costs of transporting metals across large distances can be prohibitive. If the general trend in relocating or contracting manufacturing capacity to foreign countries continues, especially those in the automotive parts, electrical connectors, and building and housing components industries, such relocations or contracting may disrupt or end our relationships with some customers and could lead to losing business to foreign competitors. In addition, some customers may seek to source their finished products offshore, thereby also increasing the amount of manufacturing offshore and thereby reducing demand for brass rod in the United States. These risks would increase to the extent we are unable to expand internationally when our customers do so.

Decreased demand from the United States Mint could have a material adverse effect on our business, financial condition and results of operations.

The United States Mint is a significant customer of Olin Brass, accounting for 17.5% of Olin Brass’s net sales in 2013. Olin Brass has a contractual arrangement to supply nickel and brass coinage strip to the two United States Mint locations. Our supply agreement with the United States Mint runs through 2017. The United States

Mint can also terminate the contract in whole or in part for convenience, and the damages payable to us by the United States Mint for such a termination do not include lost profits. The loss or reduction of any authorized supplier arrangement with the United States Mint for coin manufacture could have a material adverse effect on our business, financial condition and results of operations. In addition, the United States Government contracting and procurement cycle can be affected by the timing of, and delays in, the legislative process. As a result, our net sales and operating income may fluctuate, causing us to occasionally experience declines in net sales or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful. Further, it is uncertain whether the COINS Act will be adopted, and if it would be adopted, when and how it would be implemented. As a result, even if the COINS Act is adopted, we may not benefit if its implementation is delayed.

Additionally, the U.S. Treasury department announced in December 2011 a halt in the production of Presidential $1 coins for circulation due to a lack of demand (which is primarily the result of the U.S. continuing the use of the dollar bill). Although their production will continue for the collectibles market, it is uncertain when their production for circulation will be resumed. This action adversely impacted our business in 2012 and 2013 and is expected to adversely impact our business over the next several years. In addition, in December 2013, three members of the Federal Reserve Board of Governors issued a report that concluded that a transition to the $1 coin would result in higher net costs to the Federal government and to the public, which contrasts with previous reports by the Government Accountability Office that there would be a net benefit from a transition. Further actions to curtail coin production could have an adverse effect on our business, financial condition or results of operations.

Following trends in electronic commerce, the United States Mint in the future may reduce its output of coinage and thus reduce its demand for coinage strip. A reduction in demand for coinage strip could have a material adverse effect on our business, financial condition and results of operations.

Decreased demand from ATK could have a material adverse effect on our business, financial condition and results of operations.

Currently, a sizeable share of the production of our Olin Brass segment supports ATK, a supplier of munitions to the U.S. Army. ATK uses our product to service its contract with the U.S. Army to supply the U.S. Army’s arsenal located at Independence, Missouri. ATK is under contract with the U.S. Army to supply it with small-caliber ammunition and Olin Brass is under contract to supply ATK. In spite of these contractual arrangements, any decrease in demand from ATK or other disruption of our relationship with ATK could have a material adverse effect on our business, financial condition and results of operations.

Competition in our industry could adversely affect our business, financial condition and results of operations.

We are engaged in a highly competitive industry. Each of our segments competes with a limited number of companies. The Olin Brass segment competes with domestic and foreign manufacturers of copper and brass alloys in the form of strip, sheet and foil. The Chase Brass segment competes with domestic as well as foreign manufacturers of brass rod (and in 2013, encountered increased competition from foreign rod suppliers). The A.J. Oster segment primarily competes with distributors, mills and processors of copper and brass products. Furthermore, we believe that domestic sales to customers that are not made by major companies, including us, are fragmented among many smaller companies. In the future, these smaller companies may choose to combine, creating a more significant domestic competitor against our business. We may be required to explore additional initiatives in each of our segments in order to maintain our sales volume at a competitive level. Increased competition in any of the fields in which our segments operate could adversely affect our business, financial condition and results of operations.

Currently, anti-dumping orders impose import duties on copper and brass products from France, Germany, Italy and Japan, which allows us and our domestic competitors to compete more fairly against French, German,

Italian and Japanese producers in the U.S. copper and brass product market. On March 21, 2012, the ITC Commissioners voted to continue anti-dumping orders for brass sheet and strip from Germany, Italy, France and Japan. While domestic manufacturers lobby for the continued extension of these orders, if they expire, import duties on metal products from these countries will be significantly reduced, increasing the ability of such foreign producers to compete with our products domestically. Additionally, on March 15, 2012, the United States-Korea Free Trade Agreement (“KORUS FTA”) became effective, which largely eliminates tariffs on Korean industrial products imported to the United States. The reduction in prices of Korean products resulting from the KORUS FTA has increased the ability of Korean manufacturers to compete with our products and has had a negative effect on our business. Furthermore, the termination of any anti-dumping orders or other changes to international trade regimes could adversely affect our business, financial condition and results of operations.

Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2013, we had 2,062 employees, 1,266, or approximately 61%, of whom at various sites were members of unions. See “Business—Employees” for a discussion of our collective bargaining agreements and labor unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our business, financial condition or results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, hurricanes, tornadoes and similar events. We have facilities located throughout North America, including in Illinois, Ohio, Connecticut, Rhode Island, Missouri, California, Puerto Rico and Mexico, as well as in China and Japan. We take precautions to safeguard our facilities, including obtaining insurance and maintaining health and safety protocols. However, a natural disaster, such as a tornado, fire, flood, hurricane or earthquake, could cause a substantial interruption in our operations, damage or destroy our facilities or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

For example, Olin Brass’s manufacturing facilities and A.J. Oster’s California facility are located near geologic fault zones, and therefore are subject to greater risk of earthquakes which could result in increased costs and a disruption in our operations, which could harm our operating results and financial condition significantly. Our facility in East Alton, Illinois is located in a flood zone, and all of our facilities in the Midwestern United States are subject to the risk of tornadoes and damaging winds. Should earthquakes or other catastrophes, such as fires, tornadoes, hurricanes, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could continue our operations, and any resulting stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.

Any prolonged disruptions at or failures of our manufacturing facilities and equipment could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to satisfy our customers’ orders in an efficient manner and to effectively manage inventory levels is dependent on the proper operation of our facilities and equipment. On-time delivery and accurate order fulfillment are essential to maintaining customer satisfaction and generating repeat business. To the extent we experience prolonged equipment failures, quality control incidents or other disruptions such as a major fire at our manufacturing facilities, our ability to satisfy our customers could be negatively impacted, and if, as a result, customer satisfaction decreased, this would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we do not have redundancy in our operations on certain critical pieces of equipment, including the Olin Brass hot and cold mills and Chase Brass extruders. If this equipment were damaged, we would have to make alternative arrangements to replicate these processes, which could be costly and result in manufacturing delays, which could materially adversely affect our business, financial condition and results of operations.

Failure to meet the capital expenditure requirements for the introduction of new products or substantial further increases in the production of existing products could have a material adverse effect on our business, financial condition and results of operations.

Certain of our existing products, such as Eco Brass® and other potential “green portfolio” products, require separate production streams from those used for our other products in order to comply with applicable standards. As a result, in order to meet expected increased demand for such products, we will be required to make additional capital expenditures to modify or expand our facilities. In addition, if we introduce new products in the future, those products may also require modification or expansion of our production facilities. To accommodate any such production changes, we will be required to make additional capital expenditures to expand or modify our facilities. If we are unable to meet our capital expenditure requirements, we may not be able to timely respond to our customers’ needs and may lose their business to our competitors who may be better equipped to meet these needs, which could have a material adverse effect on our business, financial condition and results of operations.

The increased use of substitute materials and miniaturization may adversely affect our business.

In many applications, copper and other commodities may be replaced by other materials such as aluminum, stainless steel, plastic and other materials and the use of copper and other commodities may be reduced by the miniaturization of components. Increased prices of copper could encourage our customers to use substitute materials and/or miniaturization to limit the amount of copper in their products and applications in an attempt to control their overall product costs. For example, historically, there has been discussion over reducing or eliminating copper content in coins in reaction to the rising prices of copper. Such increased use of substitute materials and/or miniaturization could have a material adverse effect on prices and demand for our products.

In order to operate our business successfully, we must meet evolving customer requirements for copper and copper-alloy products and invest in the development of new products.

If we fail to develop or enhance our products to satisfy evolving customer demands, our business, operating results, financial condition and prospects may be harmed significantly. The market for copper and copper-alloy products is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. Eco Brass® and other products in our “green portfolio” are examples of new products based on new technologies that have been developed as a result of evolving customer and industry standards. Our competitors are continuously searching for more cost-effective alloys and substitutes for copper and copper-alloys, including products in our “green portfolio”. Our current and prospective customers may choose products that might be offered at a lower price than our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. This strategy may cause us to pursue other technologies or capabilities through acquisitions or strategic alliances. We may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of new products and services. Our failure to successfully develop and offer products or services that satisfy customer requirements may significantly weaken demand for our products and services, which would likely cause a decrease in our net sales and harm our operating results. In addition, if our competitors introduce products and/or services based on new or alternative technologies, our existing and future products and/or services could become obsolete, which would also weaken demand for our products or services, thereby decreasing our net sales and harming our operating results.

If we fail to implement our business strategy, including our growth initiatives, our business, financial condition, results of operations or cash flows could be adversely affected.

Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We may not be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we may not be able to continue to achieve all operating cost savings, further enhance our product mix, expand into selected targeted regions or continue to mitigate our exposure to metal price fluctuations.

The implementation of our business strategy may be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions, the increase of operating costs or our ability to introduce new products and end-use applications. Any failure to successfully implement our business strategy could adversely affect our business, financial condition, results of operations or cash flows. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Furthermore, we may not be successful in our growth initiatives and may not be able to effectively manage expanded or acquired operations. See “—We face a number of risks related to future acquisitions and joint ventures”.

A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

In the aggregate, our international operations accounted for 6% of our net sales in 2013. We have operations in China through Olin Luotong Metals (GZ) Corporation (“Olin Luotong Metals”), an 80%-owned joint venture with Chinalco Luoyang Copper Co. Ltd. (“Chinalco”) in Singapore through our subsidiary, GBC Metals Asia Pacific PTE, and in Japan through our 50/50 joint venture with DOWA Metaltech Co. Ltd. (“Dowa Co.”). We also have distribution arrangements in the United Kingdom and Germany. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

•	changes in U.S. and international governmental regulations, trade restrictions and laws, including tax laws and regulations;

•	currency exchange rate fluctuations;

•	tariffs and other trade barriers;

•	the potential for nationalization of enterprises or government policies favoring local production;

•	interest rate fluctuations;

•	high rates of inflation;

•	currency restrictions and limitations on repatriation of profits;

•	differing protections for intellectual property and enforcement thereof;

•	divergent environmental laws and regulations;

•	political, economic and social instability;

•	unfamiliarity with foreign laws and regulations and ability to enforce obligations of foreign counterparties;

•	difficulties in staffing and managing international operations and labor unrest;

•	language and cultural barriers;

•	natural disasters and widespread illness;

•	geopolitical conditions, such as terrorist attacks, war, or other military action; and

•	a divergence between the price of copper on the copper exchange in China and the LME, and the COMEX.

The occurrence of any of these events could cause our costs to rise, limit growth opportunities or have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in North America.

New governmental regulations or legislation, or changes in existing regulations or legislation, may subject us to significant costs, taxes and restrictions on our operations.

Our operations are subject to a wide variety of U.S. Federal, state, local and non-U.S. laws and regulations, including those relating to taxation, international trade and competition and firearms.

For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In the fiscal year ended December 31, 2013, the shipments by Olin Brass to the munitions end market accounted for 44% of its total shipments. The private use of firearms is subject to extensive regulation. Recent U.S. Federal legislative activities generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. Several states currently have laws in effect similar to that legislation. Any restriction on the use of firearms could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions end market.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, recent proposals to lower the U.S. corporate tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. The cost of our inventories is primarily determined using the LIFO. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. There have been legislative proposals to repeal the election to use the LIFO method for U.S. Federal income tax purposes. According to these proposals, taxpayers that currently use the LIFO method would be required to revalue their beginning LIFO inventory to its first-in, first-out (“FIFO”) value. As of December 31, 2013, if the FIFO method had been used instead of the LIFO method, our inventories would have been $117.4 million higher than the value reflected in our December 31, 2013 balance sheet. This increase in the carrying value of inventory would result in a one-time increase in taxable income of $63.2 million after taking into consideration total current differences in book-to-tax valuations of inventory. The repeal of the election to use the LIFO method could result in a substantial cash tax liability, which could adversely impact our liquidity and financial condition. Furthermore, a transition to the FIFO method could result in an increase in the volatility of our earnings, a greater disparity between our earnings and net sales in our financial statements, and an increase in the costs associated with our derivative transactions to mitigate metal price fluctuations.

In addition, any termination or expiration of trade restrictions imposed on copper products by foreign governments could adversely affect our business as such products become freely tradable into the U.S. This may increase competition against our products and adversely affect our business, financial condition or results of operations. See “—Competition in our industry could adversely affect our business, financial condition and results of operations”.

We may not be able to sustain the annual cost savings realized as part of our cost-reduction initiatives.

We will continue to undertake, productivity and cost-reduction initiatives intended to improve performance and improve operating cash flow. Although we believe that the cost savings we have realized through our efforts so far are permanent reductions, we may not be able to sustain some or all of these cost savings on an annual basis in the future, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Moreover, there can be no assurance that any new initiatives undertaken in the future will be completed or beneficial to us or that any estimated cost savings from such activities will be realized.

Our operations expose our employees to risk of injury or death. We may be subject to claims that are not covered by, or exceed, our insurance. Additional safety measures or rules imposed by regulatory agencies may reduce productivity, require additional capital expenditure or reduce profitability.

Because of the manufacturing activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by Federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration, which has from time to time taken various actions with respect to our facilities, including imposing fines for certain isolated incidents. Despite policies and standards that are designed to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition.

In addition, various regulatory agencies may impose additional safety measures or other rules designed to increase workplace safety. Compliance with such requirements could require additional capital expenditure or cause process changes that could reduce the productivity of the affected facilities, which could increase our costs and reduce our profitability.

Our ability to retain our senior management team is critical to the success of our business, and failure to do so could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on our senior management team to remain competitive in our industry. We have employment contracts or severance agreements with members of our senior management team, including John Wasz, Robert Micchelli, Kevin Bense and Devin Denner. Failure to renew the employment contracts or other agreements of a significant portion of our senior management team could have a material adverse effect on our business, financial condition, results of operations and cash flows. Members of our senior management team are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. We do not maintain any life insurance policies for our benefit covering our key employees.

If our senior management team were not able to dedicate adequate time to our business, due to personal or other factors, if we lose or suffer an extended interruption in the services of a significant portion of our senior management team, or if a significant portion of our senior management team were to terminate employment within a short period it could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team, should the need arise.

Rising employee medical costs may adversely affect operating results.

The extent to which our employee medical costs will increase in the future is difficult to assess at this time. During the year ended December 31, 2013, our costs related to employee health benefits were $17.6 million. Because the implementation of various laws regarding employee medical costs and health insurance, including the Patient Protection and Affordable Care Act of 2010 and other related regulations, is currently in progress, there is some uncertainty as to how these current and future laws and regulations will affect our employee medical and other benefit costs. In addition, the cost of health care has been rising generally over time, and such increases have been in the past and will in the future be unpredictable and at times significant. If we were to incur significant increases in employee medical costs and related items, whether due to such laws and regulations or otherwise, it could adversely impact our operating results.

Environmental costs could decrease our net cash flow and adversely affect our profitability.

Our operations are subject to extensive regulations governing the creation, use, transportation and disposal of wastes and hazardous substances, air and water emissions, remediation, workplace exposure and other environmental matters. The costs of complying with such laws and regulations, including participation in assessments and clean-ups of sites, as well as internal voluntary programs, can be significant and will continue to be so for the foreseeable future. Future environmental regulations could impose stricter compliance requirements on us and the end markets that we serve. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements. Additionally, evolving regulatory standards and expectations could result in increased litigation and/or increased costs of compliance with environmental laws, all of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Environmental matters for which we may be liable may arise in the future at our present sites, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Our operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. The properties we own or lease are located in areas with a history of heavy industrial use. See “Business—Government Regulation and Environmental Matters”. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), established responsibility for clean-up without regard to fault for persons who have released or arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. In many cases, courts have imposed joint and several liability on parties at CERCLA clean-up sites. Because a number of our properties are located in or near industrial or light industrial use areas, they may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

On November 19, 2007, we acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of then existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify us for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut, and has been participating in remedial actions at our other properties as well. If Olin Corporation were to stop its environmental remedial activities at our properties, we could be required to assume responsibility for these activities, the cost of which could be material. For additional information concerning the indemnity granted to us by Olin Corporation for environmental liabilities, see “Business—Government Regulation and Environmental Matters”.

New governmental regulation of greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.

In the past, Congress has considered legislation that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. The EPA has also proposed several comprehensive regulations that would require reductions in greenhouse gas emissions by several types of sources. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be regulated. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to, or the use of, natural gas, require us to purchase allowances to offset our own emissions, require operational changes or the use of new equipment or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs or capital expenditures, reduce our competitiveness or otherwise negatively affect our business, financial condition or results of operations. While future greenhouse gas regulation appears likely, it is too early to predict how this regulation may affect us.

We may be subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

We may face product liability claims that are costly and create adverse publicity.

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages and see a decrease in demand for our products. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend time and resources to defend against these claims, we could face negative publicity or our reputation could otherwise suffer, any of which could result in a decrease in demand for our products or otherwise harm our business.

New derivatives legislation could have an adverse impact on our ability to use derivative contracts to manage risks associated with our business and on the cost of our derivative contracts.

We use over-the-counter, or OTC, derivatives products to manage our metal commodity price risks and our interest rate risks. Legislation adopted by Congress increases regulatory oversight of OTC derivatives markets and imposes restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations defining the scope of this legislation and the extent to which different types of market participants will be subject to the legislation have not yet been adopted. If final regulations subject us to heightened capital or margin requirements or otherwise increase our costs, directly or indirectly through costs passed on to us by our trading counterparties, of entering into OTC derivatives transactions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of maintaining our derivative contracts.

We have had material weaknesses in the past. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Because we are now a company that is listed on the New York Stock Exchange, we and our subsidiaries are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the standards adopted by the Public Company Accounting Oversight Board in compliance with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting. Prior to the completion of the IPO on May 29, 2013, we were not required to comply with such standards. Due to a transition period under the rules of the SEC for newly public companies, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404, and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting, until our annual report on Form 10-K with respect to the fiscal year ending December 31, 2014. Once such requirements are applicable, management or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective.

The process of becoming compliant with Section 404 may divert internal resources and will take a significant amount of time and effort to complete. We may experience higher than anticipated operating expenses, as well as increased independent registered public accounting firm fees during the implementation of these changes and thereafter. Completing documentation of our internal control system and financial processes, remediation of control deficiencies and management testing of internal controls will require substantial effort by us. While we are in the process of evaluating our internal control over financial reporting, this review has not been completed as of the date that this annual report on Form 10-K is filed.

In connection with the 2011 and 2010 audits of our financial statements, we and our independent auditor identified four material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to our accounting for joint ventures, income tax matters, physical inventory quantity record keeping, and allowance for doubtful accounts. The material weaknesses related to our accounting for joint ventures, income tax matters, and physical inventory quantity record keeping were remediated as of December 31, 2011. The material weakness related to our allowance for doubtful accounts was remediated as of December 31, 2012.

We are in the process of evaluating our internal control over financial reporting. We cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which could give rise to other material weaknesses in addition to those previously identified. We may also find that our previous and planned remediation measures have not been successful to the extent we expected, if at all. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigations by regulatory authorities, and investors may lose confidence in our financial information, which in turn could adversely affect the market price of our common stock.

Increasing costs of insurance may adversely impact our results of operations.

While we are insured against certain claims, including in respect of general liability, property damage (including natural disasters and fire), equipment damage and injury to our personnel, our insurance may not cover all of the claims to which we may become subject, and future coverage of such claims may not be available on commercially reasonable terms, if at all. If we are unable to obtain adequate insurance coverage, substantial property or equipment damage, personal injury or other claims could materially impact our earnings and cash flows. Continued increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products and other factors could increase our operating costs and further increase our exposure to natural disasters and other causes of catastrophic loss, as well as personal injury and other claims.

Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights could impair our competitive position.

Our products are covered by a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our products, including Eco Brass® technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and other intellectual property rights, in addition to contractual rights, to protect the intellectual property we use in our business. However, it is possible that our intellectual property rights could be challenged, invalidated or violated. Our pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property without our authorization. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we take to protect our intellectual property will prevent infringement or identify all unauthorized users of our intellectual property.

Because the extent to which any new technologies will enjoy intellectual property protection is uncertain, there can be no assurance that we will be able to maintain our competitive position by enforcing intellectual property rights in the future. Furthermore, our competitors independently may develop similar or improved technologies that limit the value of our intellectual property or design around patents issued to us. If competitors or third parties are able to use our intellectual property or are able to successfully challenge, circumvent, invalidate or render unenforceable our intellectual property, we likely would lose a significant portion of our competitive advantage in the market for products covered by such intellectual property. We may not be successful in securing or maintaining proprietary or patent protection for the technology used in our products and services, and protection that is secured may be challenged and possibly lost. We may have to prosecute unauthorized uses of our intellectual property and the expense, time, delay and burden on management of such litigation could prevent us from maintaining or increasing our business. Our inability to protect our intellectual property adequately for these and other reasons could result in weakened demand for our products and services, which could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, Chase Brass has entered into agreements with Mitsubishi Shindoh pursuant to which Chase Brass has access to and the right to use certain of its technologies including lead-free Eco-Brass rod and the sublicensing of lead-free Eco-Brass ingot. To the extent that Mitsubishi Shindoh faces challenges to its intellectual property rights in its technologies or fails to protect or enforce such intellectual property rights, it could have an adverse effect on our ability to market our products and/or services that incorporate those technologies or could permit competitors using infringing or similar technology to compete more effectively against us, which would result in a decline in our net sales.

We could become subject to litigation regarding intellectual property rights, which could harm our business significantly.

Our commercial success will continue to depend in part on our ability to make and sell our products or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, pursuant to a license agreement, we have access to and the right to use certain technologies owned by Mitsubishi Shindoh, including our lead-free Eco-Brass rod. To the extent that Mitsubishi Shindoh has failed to adequately protect the technologies upon which we rely or if these technologies infringe upon the patents or proprietary rights of third parties, we may be unable to continue using such technologies or we may face lawsuits related to our past use of these technologies. In addition, our competitors, who have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make or sell our products or provide our services.

If we are unsuccessful in defending against any challenge to our rights to market and sell our products, our rights to use third-party technologies or to provide our services, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture and/or marketing of our products or services that use the intellectual property in question through a court-imposed injunction or settlement agreement;

•	expend significant resources to modify or redesign our products or other technology or services so that they do not infringe the intellectual property rights of others or to develop or acquire non-infringing technology, which may not be possible; or

•	obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all.

Even if we successfully defend any infringement claims, the expense, time, delay and burden on management of litigation could prevent us from maintaining or increasing our business. Further, negative publicity could decrease demand for our products and services and cause our revenues to decline, thus harming our operating results significantly.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.

We rely on trade secrets, know-how and other proprietary information in operating our business. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others who may have access to such proprietary information upon commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nonetheless, those agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements may not provide meaningful protection, particularly for our trade secrets or other confidential information.

To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our products or services and harming our ability to maintain or increase our customer base.

In addition, to the extent that we do not fulfill our contractual or other obligations to adequately protect the technologies to which we have been granted access by Mitsubishi Shindoh, we could be liable for any resulting harm to its business or could lose further access to this technology, which could harm our business, operating results or financial condition.

Disruption or failures of our information technology systems could have a material adverse effect on our business.

The operation of the Company’s business depends on the Company’s information technology systems, most of which have not been updated for many years. As a result, our information technology systems are more susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems or security breaches could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business. Olin Brass is in the process of implementing a fully integrated ERP system to replace its current management information systems and will be implementing the system in a phased approach from 2014 to 2016 and such implementation may present challenges. Such challenges include, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data and the potential instability of the new system. Furthermore, large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain of our business and financial processes also may require transformation in order to effectively leverage the ERP system’s benefits. The ERP system implementation may not result in the anticipated improvements and the cost of implementation may outweigh the benefits. There can be no assurance that the ERP system will be successfully implemented, and failure to do so could adversely affect our business, financial condition, results of operations and the effectiveness of our internal controls over financial reporting.

Our liquidity, financial condition and ability to operate our business could be adversely affected by the failure of financial institutions to fulfill their commitments under committed credit facilities.

The ABL Facility is an asset-based revolving loan facility with a maximum availability of $200.0 million, subject to a borrowing base calculation. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $50.0 million (but the lenders are not obligated to grant such an increase). If one or more of the financial institutions that are lenders under the ABL Facility were to default on its obligations to provide available borrowings under the ABL Facility, such a default could have a material adverse effect on our liquidity, and we might not be able to fulfill our cash needs using other sources, which could have a material and adverse effect on our financial condition and ability to operate our business.

Global Brass and Copper Holdings, Inc. is a holding company and relies on future dividends and other payments, advances and transfers of funds from its subsidiaries to meet its financial obligations and provide cash for any dividends it might pay in the future.

Global Brass and Copper Holdings, Inc. has no direct operations and derives all of its cash flow from its subsidiaries. Because Global Brass and Copper Holdings, Inc. conducts its operations through its subsidiaries, Global Brass and Copper Holdings, Inc. depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the credit agreement governing the ABL Facility, the indenture governing the Senior Secured Notes and other debt agreements governing current and future indebtedness of Global Brass and Copper Holdings, Inc.’s subsidiaries, as well as the financial condition and operating requirements of Global Brass and Copper Holdings, Inc.’s subsidiaries, may limit the ability of Global Brass and Copper Holdings, Inc. to obtain cash from its subsidiaries. The earnings from, or other available assets of, Global Brass and Copper Holdings, Inc.’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Global Brass and Copper Holdings, Inc.’s to pay any dividends on our common stock. See “Risks Related to an Investment in our Common Stock—Our ability to pay regular dividends to our shareholders is subject to the discretion of our Board of Directors and may be limited by our debt agreements and limitations in Delaware law.”

We face a number of risks related to future acquisitions and joint ventures.

We have made investments to expand and streamline our business, including our acquisition in January 2008 of the North American order book, customer list and certain other assets of Bolton Metal Products

Company (“Bolton”). We will continue to seek opportunities for further acquisitions to supplement our operations and for expansion of our international presence, particularly in Asia, through joint ventures.

Acquisitions and joint ventures involve a number of risks which could have an adverse effect on our business, financial condition, results of operations and cash flows, including the following:

•	we may experience adverse short-term effects on our operating results;

•	we may be unable to successfully and rapidly integrate the new businesses, personnel and products with our existing business, including financial reporting, management and information technology systems;

•	we may experience higher than anticipated costs of integration and unforeseen operating difficulties and expenditures, including potential disruption of our ongoing business and distraction of management;

•	an acquisition may be in a market or geographical area in which we have little experience and could increase the scope, geographic diversity and complexity of our operations;

•	the acquisition or joint venture formation process may require significant attention by our senior management and the engagement of outside advisors (and the payment of related fees), and proposed acquisitions and joint ventures may not be successfully completed;

•	we may lose key employees or customers of the acquired company; and

•	we may encounter unknown contingent liabilities that could be material.

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available on favorable terms, if available at all. We may not be able to successfully integrate or profitably operate any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition, which may have an adverse effect on our results of operations in the period in which the expense is recognized.

Certain of our operations are conducted through joint ventures which have unique risks.

Certain of our operations are conducted through two joint ventures, one located in China and one located in Japan. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

Risks Related to an Investment in Our Common Stock

Our common stock has a limited trading history, and the trading price of our common stock may be adversely affected if an active trading market in our common stock is not sustained. Our stock price may be volatile, and you may be unable to resell your shares at or above the purchase price or at all.

Our common stock began trading on the NYSE on May 23, 2013 and as a result has a limited trading history. We cannot predict the extent to which investor interest will sustain an active trading market. The market price of our common stock will be subject to significant fluctuations in response to, among other factors, variations in our operating results and market conditions specific to our industry. If an active public market is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Our stock price may be volatile. Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate for various reasons, including:

•	our operating and financial performance and prospects;

•	the price outlook for copper and copper-alloys;

•	our quarterly or annual earnings or those of other companies in our or other industries;

•	conditions that impact demand for our products and services;

•	future announcements concerning our business or our competitors’ businesses;

•	our results of operations that vary from those of our competitors;

•	shrinkage from our processing operations;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	general market, economic and political conditions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the number of shares to be publicly traded in the future;

•	sales of common stock by us, members of our management team or other holders;

•	adverse resolution of new or pending litigation against us;

•	any announcements by third parties of significant claims or proceedings against us;

•	changes in general market, economic and political conditions and their effects on global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, widespread illness and responses to such events; or

•	any material weakness in our internal control over financial reporting.

See “—Risks Related to Our Business”. These and other factors may lower the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the price at which it was purchased.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price and materially affect the value of your investment.

Future sales of shares of our common stock in the public market could cause our stock price to fall significantly even if our business is profitable.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions or investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions or investments.

We cannot predict the size of future issuance of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or investment), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our ability to pay regular dividends to our shareholders is subject to the discretion of our Board of Directors and may be limited by our debt agreements and limitations in Delaware law.

On November 7, 2013, we announced that our Board of Directors had approved the initiation of a quarterly dividend to our stockholders. As declared by the Board of Directors on February 21, 2014, the quarterly dividend of $0.0375 per share of our common stock is payable on March 24, 2014 to all stockholders of record as of March 7, 2014. Any future determination to pay dividends, however, will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements including limitations in Delaware law, restrictions in our debt agreements, including those governing the ABL Facility and the Senior Secured Notes, that limit our ability to pay dividends to stockholders, our strategic opportunities and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. At this time, the agreement governing the ABL Facility and the indenture governing the Senior Secured Notes generally restrict or limit the payment of dividends to shareholders. The indenture governing the Senior Secured Notes includes a “restricted payments” basket based on Consolidated Net Income (as defined in the indenture). It increases based on 50% of Consolidated Net Income (as so defined) and decreases by 100% of Consolidated Net Loss (as so defined). The basket may be negative or insufficient to pay dividends. For the foregoing reasons, you will not be able to rely on dividends to receive a return on your investment. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our common stock, which may never occur.

Provisions in our charter and bylaws and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our common stock.

The amended and restated certificate of incorporation and amended and restated bylaws of Global Brass and Copper Holdings, Inc. contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. The provisions include, among others:

•	a prohibition on actions by written consent of the stockholders;

•	a classified board consisting of three classes;

•	removal of directors only for cause;

•	vacancies on the Board of Directors may be filled only by the Board of Directors;

•	no cumulative voting;

•	advance notice requirements for stockholder proposals and director nominations; and

•	supermajority approval requirement for an amendment of the amended and restated certificate of incorporation or amended and restated bylaws.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Global Brass and Copper Holdings, Inc. has elected in its amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, the amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that KPS, investment funds affiliated with KPS and their respective successors and affiliates (and transferees of any of them) will not be deemed to be “interested stockholders,” regardless of the percentage of voting stock of Global Brass and Copper Holdings, Inc. owned by them, and accordingly will not be subject to such restrictions.

The provisions of the amended and restated certificate of incorporation and amended and restated bylaws of Global Brass and Copper Holdings, Inc., the significant common stock ownership of Halkos and the ability of the Board of Directors to create and issue a new series of preferred stock or implement a stockholder rights plan could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third- party securities analysts publish about our company and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about our company or our industry. In addition, we may be unable or be slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer

Protection Act and related rules implemented or to be implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing and the costs we incur for such purposes may strain our resources. We expect these rules and regulations to increase our legal and financial compliance costs, divert management’s attention to ensuring compliance and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. We have hired a number of people to assist with the enhanced requirements of being a public company but still need to hire more people for that purpose. In addition, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, these laws and regulations could make it more difficult for us to attract and retain qualified persons to serve on the Board of Directors, its board committees or as its executive officers and may divert management’s attention. Furthermore, if Global Brass and Copper Holdings, Inc. is unable to satisfy its obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

The Board of Directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by its stockholders. Such preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of common stock. The potential issuance of preferred stock may delay or prevent a change in control of Global Brass and Copper Holdings, Inc., discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A in this annual report on Form 10-K. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our substantial indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•	operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill and EPA regulations regarding the registration and marketing of anti-microbial copper products;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information and to protect the validity, enforceability or scope of our intellectual property rights;

•	our limited experience managing and operating as an SEC reporting company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes our major facilities as of December 31, 2013:

	Operation	Location	Owned or Leased	Products
Corporate and other segment	Corporate Headquarters	Schaumburg, Illinois	Leased
Olin Brass segment (1)	Mill Products	East Alton, Illinois (2)	Owned (3)	Copper-based strip Clad copper & copper-alloy strip
	Fabricated Products	East Alton, Illinois	Owned (3)	Stamped & drawn copper-based parts
	Fineweld Tube	Cuba, Missouri	Owned	Welded copper-alloy tube
	Bryan Metals	Bryan, Ohio	Owned	Copper-based strip
	Somers Thin Strip	Waterbury, Connecticut	Owned	Copper-based strip and foil Stainless steel light gauge strip
	Olin Luotong Metals	Guangzhou, China	Owned building; 50-year lease on land	Copper-based strip
	Olin Brass Headquarters	Louisville, Kentucky	Leased
Chase Brass segment	Manufacturing Warehouse	Montpelier, Ohio (4)	Owned	Alloy-rod
		Los Angeles, California	Leased	Alloy-rod
A.J. Oster segment (5)	Processing and Distribution	Warwick, Rhode Island	Leased
	Processing and Distribution	Alliance, Ohio	Owned
	Processing and Distribution	Carol Stream, Illinois	Owned	Copper-alloy strip, aluminum foil, specialty stainless steel, specialty rod and wire
	Processing and Distribution	Yorba Linda, California	Leased
	Processing and Distribution	Caguas, Puerto Rico	Owned
	Processing and Distribution	Queretaro, Mexico	Owned
	A.J. Oster Headquarters	Warwick, Rhode Island	Leased

(1)	All of Olin Brass’s copper and copper-alloy sheet and strip mills are ISO 9001-2008 certified.
(2)	The East Alton, Illinois facility is TS 16949 certified.
(3)	Certain utility infrastructure at the East Alton, Illinois facility is leased by Olin Brass from Olin Corporation.
(4)	The Montpelier, Ohio facility is ISO 9001-2008 certified.
(5)	All of A.J. Oster’s processing and distribution centers are ISO 9001-2008 certified.

Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at its East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The initial five-year term of the transition services agreement expired in November 2012 and automatically renews for one-year terms thereafter, subject to termination by either party upon one year’s notice. The transition services agreement renewed automatically in November 2013, and we are currently negotiating an extension to the transition services agreement.

Item 3. Legal Proceedings.

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Initial Public Offering and Secondary Offerings

On May 29, 2013, we completed the IPO of 8,050,000 shares of our common stock, including 1,050,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, and the shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.” On October 1, 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock, including 750,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. On February 3, 2014 the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos, the sole stockholder of the Company prior to the IPO, sold all of the shares in the offerings and received all of the net proceeds.

Holders of Record

Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of March 6, 2014, the number of holders of record of our common stock was approximately 104.

Market Information for Common Stock

Shares of our common stock have been trading since May 23, 2013. As a result, our table below only provides data with respect to the second, third and fourth quarters of 2013. The high and low closing prices per share of our common stock for quarters during 2013 were as follows:

	2013
	Low	High
Second quarter	$12.96	$14.06
Third quarter	13.84	20.84
Fourth quarter	16.14	19.53

The closing price on December 31, 2013 was $16.55.

For certain information regarding our equity compensation plans, see Part III —Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information Table.”

Dividends

Our Board of Directors instituted a quarterly cash dividend by declaring a dividend of $0.0375 per share of common stock in the quarter ended December 31, 2013. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes do limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders. As a result, Holdings is limited in its ability to pay dividends on its common stock.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Brass and Copper Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

Set forth below is selected historical consolidated financial data of our business as of the dates and for the periods indicated. The selected historical consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report.

The selected historical consolidated financial data should be read in conjunction with the information about the limitations on comparability of our financial results, including as a result of acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and our consolidated financial statements and related notes included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net sales	$1,758.5	$1,650.5	$1,779.1	$1,658.7	$1,140.9
Cost of sales	1,576.2	1,467.3	1,583.5	1,496.7	1,048.1

Gross profit	182.3	183.2	195.6	162.0	92.8
Selling, general and administrative expenses (1)	110.8	92.7	69.4	68.9	62.1

Operating income	71.5	90.5	126.2	93.1	30.7
Interest expense	39.8	39.7	40.0	25.1	18.1
Loss on extinguishment of debt	—	19.6	—	—	—
Other expense	0.3	0.1	0.4	0.8	0.1

Income before provision for income taxes and equity income	31.4	31.1	85.8	67.2	12.5
Provision for income taxes	22.2	19.2	31.4	26.6	2.2

Income before equity income	9.2	11.9	54.4	40.6	10.3
Equity income, net of tax	1.5	1.0	0.9	1.5	—

Net income	10.7	12.9	55.3	42.1	10.3

Less: Net income attributable to noncontrolling interest	0.3	0.4	0.2	0.5	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$12.5	$55.1	$41.6	$10.2

Per Share Data:
Cash dividends declared per common share (2)	$0.0375	$7.5793	$—	$2.0133	$—
Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.49	$0.59	$2.61	$1.97	$0.48
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.49	$0.59	$2.61	$1.97	$0.48
Number of common shares used in basic per share calculations	21.1	21.1	21.1	21.1	21.1
Number of common shares used in diluted per share calculations	21.2	21.1	21.1	21.1	21.1

Balance Sheet Data:
Cash	$10.8	$13.9	$49.5	$15.5	$7.8
Total assets	548.7	502.7	548.7	537.7	495.8
Total debt (3)	380.5	389.5	303.6	306.2	295.4
Total liabilities	552.1	550.5	466.0	509.3	470.9
Total (deficit) equity	(3.4)	(47.8)	82.7	28.4	24.9

(1)	For the years ended December 31, 2013, 2012, 2011 and 2010, includes non-cash profits interest compensation expense of $29.3 million, $19.5 million, $0.9 million and $3.5 million, respectively. No non-cash profits interest compensation expense was recorded in 2009.
(2)	In 2013, the Company declared its first dividend as a public company of $0.8 million to the Company’s stockholders. In 2012, the Company used a portion of the net proceeds from the issuance of senior secured notes to pay a $160.0 distribution to Halkos, the sole stockholder of the Company prior to the initial public offering. In 2010, the Company used a portion of the proceeds from the refinancing of its term loan facility to pay a $42.5 million distribution to Halkos.
(3)	Consists of long-term debt, related party debt and current maturities of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Readers should refer to the information presented under the caption “Risk Factors” for risk factors that may affect our future performance. The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Statements Concerning Forward-Looking Statements” included elsewhere in this annual report.

Overview

Our Business

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. We are a leading value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. We offer a broad range of products, and we sell our products to multiple distinct end markets including the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. Unlike other metals companies, including those who may engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, distributor and processor and do not attempt to generate profits from fluctuations in metal prices. We engage in melting and casting, rolling, drawing, extruding, welding and stamping to manufacture finished and semi-finished alloy products from processed scrap, copper cathode and other refined metals. We participate in two distinct segments of the fabrication value chain: (1) sheet, strip, foil, tube and plate and (2) alloy rod.

For the year ended December 31, 2013, we sold 523.0 million pounds of products and we generated net sales of $1,758.5 million and adjusted sales of $549.3 million. For the year ended December 31, 2012, we sold 503.2 million pounds and we generated net sales of $1,650.5 million and adjusted sales of $524.9 million. For the year ended December 31, 2011, we sold 510.0 million pounds and we generated net sales of $1,779.1 million and adjusted sales of $530.5 million. See “—Non-GAAP Measures—Adjusted sales.”

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

Our Olin Brass segment is the leading manufacturer and converter of copper and copper-alloy sheet, strip, foil and tube and fabricated components in North America. While primarily processing copper and copper-alloys, the segment also rerolls and forms other metals such as stainless and carbon steel. Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components. Over the past three years ended December 31, 2013, a per-period average of 17.4% of Olin Brass’s domestic copper-based products has been sold to A.J. Oster.

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

Our A.J. Oster segment is a leading copper-alloy distributor and processor. The segment, through its family of metal service centers, is strategically focused on satisfying its customers’ needs for brass and copper strip and other products, with a high level of service, quality and flexibility by offering customization and just-in-time delivery. Our value-added processing services include precision slitting and traverse winding to provide greater customer press up-time, hot air level tinning for superior corrosion resistance and product enhancements such as edging and cutting. Important A.J. Oster end markets include building and housing, automotive and electronics/electrical components (primarily for housing and commercial construction). Over the past three years ended December 31, 2013, a per-period average of 66.8% of A.J. Oster’s brass and copper material requirements have been supplied by our Olin Brass segment.

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

Financial Information and Acquisition

On October 10, 2007, Holdings was formed by affiliates of KPS Capital Partners, L.P. (“KPS”) as an acquisition vehicle to acquire the worldwide metals business of Olin Corporation. Prior to the date of acquisition, Holdings had no material assets or operations. Post-acquisition, Holdings has been a holding company and has had no business operations or material assets other than its ownership of 100% of the outstanding equity interests of GBC.

Acquisition of the Worldwide Metals Business of Olin Corporation

On November 19, 2007, we acquired Olin Corporation’s worldwide metals business. The transaction was accounted for under the purchase method of accounting, and the assets and liabilities of the business were recorded at fair value at the acquisition date.

The fair market value of the net assets acquired exceeded the purchase price in the acquisition, resulting in a bargain purchase event. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) at the time of the transaction, the excess fair value was allocated as a reduction to the amounts that otherwise would have been assigned to all of the acquired long-term assets. The remaining excess fair value was recorded as a one-time non-taxable extraordinary gain of $60.7 million in the period from November 19, 2007 to December 31, 2007 and $2.9 million in the year ended December 31, 2008.

As a result of the bargain purchase event, all identified intangible assets and other non-current assets, including the acquired property, plant and equipment, were recorded at a zero value on our opening balance sheet as of the acquisition date. Accordingly, our fixed assets reflect only post-acquisition capital investments, and our cost of sales and selling, general and administrative expense, depending on the nature and use of the underlying asset, includes depreciation only on capital investments made after the acquisition date. As we execute on our growth strategy and additional capital investment is made, we expect that the depreciation component of our cost of sales and selling, general and administrative expense will increase.

Recent Transactions

Initial Public Offering

On May 29, 2013, we completed our initial public offering of 8,050,000 shares of our common stock (the “initial public offering” or “IPO”), including 1,050,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $11.00 per share. The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.” Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. KPS and its affiliates are the majority shareholders of Halkos.

Follow-on Public Offering

On October 1, 2013, we completed a follow-on public offering of 5,750,000 shares of our common stock (the “Follow-on Public Offering”), including 750,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $16.50 per share. Halkos sold all of the shares in the Follow-on Public Offering and received all of the net proceeds from the offering. After giving effect to the Follow-on Public Offering, Halkos beneficially owned approximately 34.4% of our outstanding common stock, and as a result we ceased to be a “controlled company” under the New York Stock Exchange listing rules.

Additional Follow-on Public Offering

On February 3, 2014 the Company completed an additional follow-on public offering (“Additional Follow-on Public Offering”) of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos sold all of the shares in the Additional Follow-on Public Offering and received all of the net proceeds from the offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of our outstanding common stock.

Initiation of Dividend

On November 7, 2013, we announced that our Board of Directors had approved the initiation of a quarterly dividend to our stockholders. The initial quarterly dividend of $0.0375 per share of our common stock was paid on December 6, 2013 to all stockholders of record as of November 19, 2013. The source of funds for any such dividends will be dividends paid by Global Brass and Copper, Inc. to Global Brass and Copper Holdings, Inc. which are limited by the provisions of the indenture governing our Senior Secured Notes (as defined below). Any future dividends or changes to our dividend policy will be made at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, legal requirements, including limitations imposed by Delaware law, restrictions in our debt agreements, including those governing the ABL Facility (as defined below) and the Senior Secured Notes (as defined below), that limit our ability to pay dividends to stockholders, strategic opportunities and other factors the Board of Directors deems relevant.

Issuance of the Senior Secured Notes and the Refinancing of the Term Loan Facility

On June 1, 2012, we completed a refinancing, which included the issuance of $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”) by Global Brass and

Copper, Inc. The Senior Secured Notes are guaranteed by Global Brass and Copper Holdings, Inc. and substantially all of Global Brass and Copper, Inc.’s existing and future wholly-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets and by a junior-priority security interest in our accounts receivable and inventory. On October 7, 2013, we completed a registered “A/B exchange offer” with respect to the Senior Secured Notes that was required by the registration rights agreement relating to such Senior Secured Notes (the “Exchange Offer”).

We used a portion of the proceeds from the Senior Secured Notes to repay in full the $266.5 million of principal outstanding under our prior $315.0 million five-year senior term loan facility (the “Term Loan Facility”), which we refer to as the “Term Loan Refinancing.” In the Term Loan Refinancing, we paid our lenders a total of $275.5 million, including the $266.5 million of principal, an early repayment premium of $8.0 million and accrued and unpaid interest of $1.0 million, and we recognized a $19.6 million loss on extinguishment of debt.

Amendment of the ABL Facility

Concurrently with the issuance of the Senior Secured Notes and the Term Loan Refinancing on June 1, 2012, we amended the agreement governing our $150.0 million asset-based revolving loan facility (the “2010 ABL Facility”, and, as currently amended, the “ABL Facility”) to:

•	increase the commitments under the facility to $200.0 million;

•	extend the maturity of the ABL Facility to June 1, 2017;

•	permit the Transactions (as defined below);

•	lower the applicable margin and unused line fee under the ABL Facility;

•	permit us to make additional acquisitions, investments, restricted payments, asset sales and debt incurrences if certain conditions are satisfied;

•	increase the inventory loan limit for the borrowing base;

•	adjust certain reporting requirements and collateral audit requirements to make them less restrictive; and

•	reduce the excess availability threshold which requires us to test our fixed charge coverage ratio covenant.

We refer to these amendments collectively as the “ABL Amendment”.

Distribution to Halkos

In connection with the offering of the Senior Secured Notes, the Term Loan Refinancing and the ABL Amendment, we used a portion of the net proceeds of the issuance of the Senior Secured Notes, together with cash on hand, to make a cash distribution of $160.0 million to Halkos, which we refer to as the “Parent Distribution”. Halkos distributed the proceeds of the Parent Distribution pro rata to its equityholders (which include certain of our officers and directors) in accordance with the terms of its operating agreement.

We refer to the Term Loan Refinancing, the ABL Amendment and the Parent Distribution collectively as the “Transactions”.

Key Factors Affecting Our Results of Operations

Metal Cost

We are a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. Our profitability is primarily driven by the value added from the manufacturing and fabrication of metal products, and not by fluctuations in the price of copper and metal. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices, such that our operating margins are largely unaffected by metal price trends. Nevertheless, metal price fluctuations will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO (hereinafter defined) liquidations and our working capital requirements.

Shrinkage loss, which is primarily the loss of raw material that occurs in the melting and casting operations, is an inherent part of our metal casting process. While the shrinkage loss rate is very low relative to the total volume of metal casting, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.

We sell our products on a “toll” and “non-toll” basis. For sales on a toll basis, our customer is responsible for metal procurement. For sales on a non-toll basis, we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. During the year ended December 31, 2013, 2012 and 2011, approximately 75% of our unit sales volume was on a non-toll basis. For sales on a non-toll basis, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.

The raw materials component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprises approximately 70% of total inventory at both December 31, 2013 and December 31, 2012. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2013, 2012 and 2011 certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction of inventory decreased cost of sales by $2.0 million, $4.8 million and $15.2 million during 2013, 2012 and 2011, respectively.

Metal prices also impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers, so when metal prices increase, even if the number of pounds processed does not change, our working capital requirements will also increase. In 2013, the spread between our receivable collection cycle and purchase payment cycle was approximately 20 days. As a result, when metal prices are rising, we tend to draw more on the ABL Facility to cover the cash flow delay between material replacement purchase and cash collection. When metal prices fall, we replace our metal at a lower cost than the metal content of cash collections and generally reduce our use of the ABL Facility. We believe that our cash flow from operations, supplemented with cash available under the ABL Facility, will provide sufficient liquidity to meet our needs in the current metal price environment.

Balanced Book

Most of our sales volume is from non-toll customers. During the year ended December 31, 2013, non-toll sales accounted for approximately 75% of our unit sales volume. To substantially reduce the financial impact of metal price volatility on earnings and operating margins, we use our balanced book approach for non-toll sales to offset forward metal sales with forward metal purchases. Using our balanced book approach, we seek to minimize the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. Our balanced book approach has improved the consistency of our margins despite underlying copper price volatility.

For any non-toll sale we seek to achieve our balanced book through one of the following three mechanisms:

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

Price date of shipment transactions accounted for approximately 65% of non-toll unit sales volume in the year ended December 31, 2013. Firm price basis transactions that are supported with either firm price replacement purchases or price date of shipment replacement purchases plus a derivative contract accounted for the remaining approximately 35% of non-toll unit sales volume for the year ended December 31, 2013.

Metal Cost Hedging

In the ordinary course of business, we use derivative contracts in support of our balanced book approach. These derivative contracts are not accounted for as hedges but are recorded at fair value in accordance with ASC 820. Unrealized and realized gains and losses are reported in cost of sales.

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

Industry and Market Trends Affecting Our Business

Prior to the economic downturn beginning in 2007, demand for copper and copper-alloy sheet, strip and plate (“SSP”) and rod products in North America had been relatively stable, with the SSP market averaging consumption of 1.1 billion pounds per annum from 2001 to 2007, and the rod market averaging 835 million pounds per annum from 2001 to 2007.

Total industry demand for brass strip decreased in 2011 by 6% from 864 million pounds in 2010 to 808 million pounds in 2011. Total North American demand for brass strip increased by 2% from 808 million pounds in 2011 to 825 million pounds in 2012. Most recently, total North American demand for brass strip increased by 5% from 825 million pounds in 2012 to 867 million pounds in 2013.

Total industry demand for North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities decreased by 5% from 186 million pounds in 2011 to 177 million pounds in 2012. Total industry demand for North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities increased by 5% from 177 million pounds in 2012 to 185 million pounds in 2013.

Total industry demand for brass rod remained constant at 549 million pounds in 2010 and 2011. Total industry demand for brass rod decreased by 3% from 549 million pounds in 2011 to 533 million pounds in 2012. Total industry demand for brass rod decreased by 3% from 533 million pounds in 2012 to 517 million pounds in 2013.

While the 2013 total demand statistics reflect some recovery from 2009 levels, they still do not match levels of demand prior to the recession. The recovery from the recent economic downturn has been uneven and at times slower than desired, but when general U.S. economic conditions improve, we expect to see growth in demand for copper and copper-alloy SSP products from 2013 levels toward pre-recession historic levels. A return to pre-recession historic levels would provide us with significant growth opportunities and increased profitability given our much lower breakeven point.

Demand for our product is driven predominantly by five sectors: building and housing, munitions, automotive, electrical/electronic and coinage. The building and housing sector, as measured by new housing starts, has been very depressed since 2008, with an average of approximately 727,000 units annually during 2010-2013 compared to an average of 1,760,000 per annum from 2001-2007. Existing home sales averaged 4,325,000 during 2010-2013 compared to an average of 6,171,000 per annum from 2001-2007. The sector improved in 2013 but remained weak as compared to historical build rates. Beginning in 2013, we have seen a positive trend in leading market indicators related to housing, although the housing market recovery has been uneven at times due to changes in the actual or potential interest rate environment as well as other factors. While our sales into the building and housing end market are positively affected by housing starts and construction and remodeling activity, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past.

Munitions demand continues to be solid as military demand remains stable at healthy levels and commercial demand is robust. In addition, Olin Brass renewed a long-term contract in 2012 with ATK, who is under contract with the U.S. Army to it with supply it with small-caliber ammunition. Olin Brass is under contract to supply ATK with certain materials required by ATK to meet its contract obligations to the U.S. Army.

The automotive sector is dependent on the level of consumer spending and replacement needs. Automotive demand is also below historical averages, with average automobile sales of 13.6 million units per annum during 2010-2013 compared to an average of 16.7 million units per annum from 2001-2007. The automobile sector’s sales improved in 2013 to 15.6 million units but remained weak as compared to historical automobile sales as the average age of automobiles continues to rise.

Electrical/electronic end uses include a wide range of applications, from medical to computers to aviation, and demand is largely correlated to general economic activity.

Coinage is directly tied to consumer transactions and was at historical low levels in 2008-2010. In 2011, coinage volumes began to increase, and with the exception of volumes related to the $1 coin (whose production was suspended at the end of 2011), coinage demand improved further in 2012 and 2013. In addition, Olin Brass renewed a long-term contract with the U.S. Mint in 2012 to extend the supply agreement through 2017.

We believe that in addition to the growth that we expect to experience upon a return to more normalized levels of demand, there are a number of growth opportunities that could create a considerable increase in demand, for copper and copper-alloy SSP products, including CuVerro™ anti-microbial products and fixtures. Olin Brass has completed the required Federal and also the applicable state registration processes necessary to market its CuVerro™ materials as having anti-microbial properties and have licensed more than a dozen exclusive component manufacturers to market CuVerro™ products. Additionally, the COINS Act, which was first introduced in the U.S. House of Representatives and U.S. Senate on September 20, 2011 and January 31, 2012, respectively, and reintroduced in the U.S. Senate and U.S. House of Representatives on June 6, 2013 and October 22, 2013, respectively, is intended to modernize the U.S. currency system by replacing $1 notes with $1 coins. However, in December 2013, three members of the Federal Reserve Board of Governors issued a report that concluded that a transition to the $1 coin would result in higher net costs to the Federal government and to the public, which contrasts with previous reports by the Government Accountability Office that there would be a net benefit of approximately $146 million per year from a transition. Although it is uncertain when or if a transition to the $1 coin will be implemented, we anticipate a significant increase in the size of the coinage market if the U.S. transitions to the $1 coin and eliminates the dollar bill.

For brass rod demand, we anticipate a slow, gradual recovery influenced by increasing demand in building and construction. The Federal Reduction of Lead in Drinking Water Act has mandated the use of lead-free and low-lead conduits in all drinking water plumbing devices sold after January 2014. This regulatory shift represents a significant growth opportunity for North American manufacturers of lead-free and low-lead materials made from brass rod. Management anticipates this regulatory change to accelerate the increasing demand for high-quality, lead-free and low-lead products occurring because of existing state regulations.

In our distribution business, we anticipate further consolidation and rationalization to occur given the amount of excess processing capacity that exists across the United States. Management also anticipates that distributors will continue to be an important supply-channel alternative as end users work to mitigate the increased costs associated with financing their working capital needs (which are driven, in part, by high metal prices). Finally, management believes North American consumer demand has largely been satisfied by North American SSP. Offshore supply of a narrow range of SSP has historically represented a small proportion of total North American supply. On March 21, 2012, the ITC Commissioners voted to continue antidumping orders for brass sheet and strip from Germany, Italy, France, and Japan. The brass rod market has been affected recently by increased foreign competition including increased imports due to the KORUS FTA which became effective on March 15, 2012. The reduction in prices of Korean products resulting from the KORUS FTA has increased the ability of Korean manufacturers to compete with our products and has had a negative effect on our business, which, to date, has been limited but could become more significant in the future. Future levels of imported rod will be influenced by factors including domestic capacity and pricing levels, as well as costs in the import supply chain.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information regarding “Consolidated EBITDA”, “Segment EBITDA”, “Consolidated Adjusted EBITDA”, “Segment Adjusted EBITDA”, and “Adjusted sales”, each of which is defined below.

EBITDA-Based Measures

We define Consolidated EBITDA as net income (loss) attributable to Global Brass and Copper Holdings, Inc., adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation expense and amortization expense. Segment EBITDA is defined by us as income (loss) before provision for (benefit from) income taxes and equity income, adjusted to exclude interest expense, depreciation expense and amortization expense, in each case, to the extent such items are attributable to such segment.

We use Consolidated EBITDA only to calculate Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is Consolidated EBITDA, further adjusted to exclude extraordinary gains from the bargain purchase that occurred in the acquisition of the worldwide metals business of Olin Corporation, realized and unrealized gains and losses related to the collateral hedge contracts that were previously required under our former ABL Facility, unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture, management fees paid to affiliates of KPS, restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

We use Segment EBITDA only to calculate Segment Adjusted EBITDA. Segment Adjusted EBITDA is Segment EBITDA, further adjusted to include equity income, net of tax and to exclude net income attributable to noncontrolling interest, unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash gains and losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, and non-cash income accretion related to the Dowa Joint Venture, in each case, to the extent such items are attributable to the relevant segment.

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

Our EBITDA-based measures are not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

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

Results of Operations

Consolidated Results of Operations for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012.

The statement of operations data presented below for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements.

	For the Year Ended December 31,				Change: 2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$1,758.5	100.0%	$1,650.5	100.0%	$108.0	6.5%
Cost of sales	1,576.2	89.6%	1,467.3	88.9%	108.9	7.4%

Gross profit	182.3	10.4%	183.2	11.1%	(0.9)	(0.5%)
Selling, general and administrative expenses (a)	110.8	6.3%	92.7	5.6%	18.1	19.5%

Operating income	71.5	4.1%	90.5	5.5%	(19.0)	(21.0%)
Interest expense	39.8	2.3%	39.7	2.4%	0.1	0.3%
Loss on extinguishment of debt	—	0.0%	19.6	1.2%	(19.6)	N/A
Other expense, net	0.3	0.0%	0.1	0.0%	0.2	200.0%

Income before provision for income taxes and equity income	31.4	1.8%	31.1	1.9%	0.3	1.0%
Provision for income taxes	22.2	1.3%	19.2	1.2%	3.0	15.6%

Income before equity income	9.2	0.5%	11.9	0.7%	(2.7)	(22.7%)
Equity income, net of tax	1.5	0.1%	1.0	0.1%	0.5	50.0%

Net income	10.7	0.6%	12.9	0.8%	(2.2)	(17.1%)
Less: Net income attributable to noncontrolling interest	0.3	0.0%	0.4	0.0%	(0.1)	(25.0%)

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	0.6%	$12.5	0.8%	$(2.1)	(16.8%)

Consolidated Adjusted EBITDA	$118.0	6.7%	$115.4	7.0%	$2.6	2.3%

(a)	Amounts include non-cash profits interest compensation expense of $29.3 million and $19.5 million for the years ended December 31, 2013 and 2012, respectively.

Net sales

Net sales increased by $108.0 million, or 6.5%, from $1,650.5 million for the year ended December 31, 2012 to $1,758.5 million for the year ended December 31, 2013. Net sales increased by $38.4 million due to an increase in volume, by $105.8 million as a result of the sales of unprocessed metal and by $2.5 million as a result of higher average selling prices in the year ended December 31, 2013. These increases were partially offset by lower metal prices, which decreased net sales by $38.7 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume increased by 19.8 million pounds, or 3.9%, from 503.2 million pounds for the year ended December 31, 2012 to 523.0 million pounds for the year ended December 31, 2013. The increase in volume was the result of higher demand in building and housing, munitions, coinage and automotive end markets. These increases were partially offset by lower demand in the electronics/ electrical components end market resulting from increased competition from foreign imports and customers sourcing their finished products offshore, thereby also increasing the amount of manufacturing offshore and consequently reducing demand for brass rod in the United States. Additionally, volume growth in the building and housing end market was dampened by foreign competition.

The metal cost recovery component of net sales increased by $83.6 million, or 7.4%, from $1,125.6 million for the year ended December 31, 2012 to $1,209.2 million for the year ended December 31, 2013.

Higher volume increased the metal cost recovery component of net sales by $16.5 million in the year ended December 31, 2013 as compared to the same period in 2012. Additionally, sales of unprocessed metal increased the metal cost recovery component of net sales by $105.8 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Partially offsetting the increase in the metal cost recovery component of net sales was the change in customer mix and lower metal prices, which decreased the metal cost recovery component of net sales by $38.7 million. The metal cost recovery component of net sales per pound of finished product shipped increased by 3.1%, due primarily to the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped. The metal cost recovery component of net sales per pound of finished product sold excluding the sales of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 5.7%, primarily as a result of a 7.5% decrease in the average daily copper prices reported by the Commodity Exchange (“COMEX”).

Adjusted sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $24.4 million, or 4.6%, from $524.9 million for the year ended December 31, 2012 to $549.3 million for the year ended December 31, 2013. Higher volume and higher average selling prices contributed $21.9 million and $2.5 million, respectively, to the increase. Adjusted sales per pound increased in the year ended December 31, 2013 by 1.0% compared to the same period in 2012 which was the effect of changes in the mix of sales by segment relative to our consolidated sales as a whole and a net increase in average selling prices at the segment level resulting from the net effect of price increases and the shift in product mix within each segment.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	For the Year Ended December 31,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped (a)	523.0	503.2	19.8	3.9%

Net sales	$1,758.5	$1,650.5	$108.0	6.5%
Metal component of net sales	1,209.2	1,125.6	83.6	7.4%

Adjusted sales	$549.3	$524.9	$24.4	4.6%

$ per pound shipped
Net sales per pound	$3.36	$3.28	$0.08	2.4%
Metal component of net sales per pound	2.31	2.24	0.07	3.1%

Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%

Average copper price per pound reported by COMEX	$3.34	$3.61	$(0.27)	(7.5%)

(a)	Amounts exclude quantity of unprocessed metal sold.

Gross profit

Gross profit decreased by $0.9 million, or 0.5%, from $183.2 million for the year ended December 31, 2012 to $182.3 million for the year ended December 31, 2013. Gross profit per pound shipped decreased from $0.36 for the year ended December 31, 2012 as compared to $0.35 for the year ended December 31, 2013.

Gross profit for the year ended December 31, 2013 included a gain of $0.2 million related to net unrealized gains on derivative contracts. Gross profit for the year ended December 31, 2012 included a gain of $1.6 million related to net unrealized gains on derivative contracts. We exclude the above item in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Gross profit in the years ended December 31, 2013 and 2012 also reflects the reduction of certain domestic metal inventory quantities and a decrement in the base LIFO layer, resulting in a LIFO gain of $2.0 million for the year ended December 31, 2013, compared to a LIFO gain of $4.8 million in the year ended December 31, 2012. We also reduced the recorded value of inventory by $0.3 million in both the year ended December 31, 2013 and 2012 related to a non-cash lower of cost or market adjustment, which is reflected in gross profit as a component of cost of sales. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $6.5 million for the year ended December 31, 2012 to $7.6 million for the year ended December 31, 2013. The increase is attributable to an increase in our depreciable asset base from December 31, 2012 to December 31, 2013.

Several other offsetting factors increased gross profit by $4.4 million in the year ended December 31, 2013 as compared to the same period in 2012. Higher volume, higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields contributed $4.8 million, $2.5 million and $2.1 million, respectively, to the increase in gross profit. These factors were partially offset by higher manufacturing conversion costs of $3.6 million and an estimated $1.4 million of costs associated with our continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $18.1 million, or 19.5%, from $92.7 million for the year ended December 31, 2012 to $110.8 million for the year ended December 31, 2013.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million and $19.5 million for the year ended December 31, 2013 and 2012, respectively. Additionally, in the year ended December 31, 2013, Halkos modified its operating agreement to eliminate its right to acquire all or a portion of the Class B Shares. This modification to its operating agreement triggered the recognition of $20.4 million of incremental non-cash compensation expense and no additional expense will be incurred by the Company in any future period.

During the year ended December 31, 2013, in connection with the IPO, we terminated our Management Services Agreement with affiliates of the KPS Funds prior to the expiration of the initial term and were required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of the KPS Funds through the end of the Management Services Agreement. We paid affiliates of the KPS Funds $4.5 million related to our early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the year ended December 31, 2013 and 2012 were $0.3 million and $1.0 million, respectively.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, costs related to the Follow-on Public Offering and the Additional Follow-on Public Offering and costs associated with the Exchange Offer, of $4.3 million during the year ended December 31, 2013. We incurred professional fees for accounting, tax, legal and consulting services related to our Exchange Offer and public company readiness efforts of $3.3 million during the year ended December 31, 2012. Additionally, for the year ended December 31, 2013, we recognized $1.2 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

For the year ended December 31, 2013, we decreased the allowance for doubtful accounts by $0.2 million compared to a decrease of $0.8 million for the year ended December 31, 2012, which in both cases was due to management’s change in the estimate of the recoverability of accounts receivable.

Several other offsetting factors contributed to the remaining $1.7 million increase in selling, general and administrative expenses in the year ended December 31, 2013 as compared to the same period in 2012. Other selling, general and administrative costs associated with continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems increased by an estimated $1.4 million, salaries, benefits and incentive compensation increased by $0.8 million and outside services increased by $0.4 million, partially offset by a decrease in other professional fees for accounting, tax, legal and consulting services of $0.9 million.

Operating income

Operating income decreased by $19.0 million, or 21.0%, from $90.5 million for the year ended December 31, 2012 to $71.5 million for the year ended December 31, 2013 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest expense

Interest expense increased from $39.7 million for the year ended December 31, 2012 compared to $39.8 million for the year ended December 31, 2013. The increase was primarily due to higher average borrowings on our debt facilities of $389.8 in 2013 as compared to $355.4 million in 2012, offset by lower non-cash interest expense associated with interest rate cap agreements, lower interest rates (a weighted average of 9.2% per annum during 2013 compared to 9.6% per annum during 2012) and a net decrease in amortization of debt discount and debt issuance costs.

The following table summarizes the components of interest expense:

	For the Year Ended December 31,
(in millions)	2013	2012
Interest on principal	$36.5	$34.0
Interest rate cap agreements	—	0.2
Amortization of debt discount and issuance costs	2.5	4.6
Capitalized interest	(0.1)	—
Other borrowing costs (1)	0.9	0.9

Interest expense	$39.8	$39.7

(1)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In connection with the termination prior to maturity of the Term Loan Facility, we recognized $19.6 million as loss from extinguishment of debt for the year ended December 31, 2012. The loss on extinguishment of debt includes $7.1 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount as well as $6.4 million of call premium and $0.1 million of professional service fees related to the early termination. Additionally, $1.1 million of costs associated with the issuance of the Senior Secured Notes was expensed as incurred in accordance with ASC 470-50, Modifications and Extinguishments.

Other expense, net

We recorded other expense, net of $0.3 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012.

Provision for income taxes

The provision for income taxes was $22.2 million for the year ended December 31, 2013 compared to $19.2 million for the year ended December 31, 2012. The change in the provision for income taxes was primarily due to the increase in non-deductible non-cash compensation of $9.8 million for the year ended December 31, 2013, as compared to the same period in 2012. The effective income tax rate was 70.7% and 61.7% for the year ended December 31, 2013 and 2012, respectively, which was primarily due to the aforementioned non-deductible non-cash compensation of $29.3 million and $19.5 million in the years ended December 31, 2013 and 2012, respectively.

The following table summarizes the effective income tax rate components for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
Statutory provision rate	35.0%	35.0%

Permanent differences and other items
State tax provision	6.1%	6.7%
Section 199 manufacturing credit	(5.2%)	(3.2%)
Incremental tax effects of foreign earnings	0.6%	1.8%
Return to provision adjustments	(0.6%)	1.2%
Valuation allowance	0.9%	—
Re-rate of deferred taxes	0.4%	(0.8%)
Non-deductible non-cash compensation	32.7%	22.0%
Other	0.8%	(1.0%)

Effective income tax rate	70.7%	61.7%

Equity income

Equity income, net of tax, increased by $0.5 million from $1.0 million for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $2.1 million, or 16.8%, from $12.5 million for the year ended December 31, 2012 to $10.4 million for the year ended December 31, 2013 due to an increase in selling, general and administrative expenses, including non-cash compensation expense for vested profits interest shares and early termination management advisory fees in connection with the IPO, as well as an increase in the provision for income taxes, partially offset by the loss on extinguishment of debt in 2012, as described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA increased by $2.6 million, or 2.3%, from $115.4 million for the year ended December 31, 2012 to $118.0 million for the year ended December 31, 2013. The increase was due to higher volume of $4.8 million, higher average selling prices of $2.5 million, lower shrinkage cost due to lower metal costs and higher yields of $2.1 million, a decrease of $0.9 million in other professional fees for accounting, tax, legal and consulting services and a net increase in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.5 million. Partially offsetting the increase were higher manufacturing conversion costs of $3.6 million, an estimated $1.4 million of costs associated with our continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems, an increase in salaries, benefits and incentive compensation of $0.8 million, an increase in outside services of $0.4 million, and an increase in other selling, general and administrative expenses of $1.4 million associated with continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems, as well as the change in accounts receivable recoverability estimate resulting in the decrease in the allowance for doubtful accounts of $0.2 million in the year ended December 31, 2013 (compared to a decrease of $0.8 million for the year ended December 31, 2012).

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
(in millions)	2013	2012
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$12.5
Interest expense	39.8	39.7
Provision for income taxes	22.2	19.2
Depreciation expense	8.5	6.8
Amortization expense	0.1	0.1

Consolidated EBITDA	$81.0	$78.3
Unrealized gain on derivative contracts (a)	(0.2)	(1.6)
Gain from LIFO layer depletion (b)	(2.0)	(4.8)
Loss on extinguishment of debt (c)	—	19.6
Non-cash accretion of income of Dowa Joint Venture (d)	(0.7)	(0.7)
Non-cash Halkos profits interest compensation expense (e)	29.3	19.5
Management fees (f)	4.8	1.0
Specified legal/professional expenses (g)	4.3	3.3
Lower of cost or market adjustment to inventory (h)	0.3	0.3
Share-based compensation expense (i)	1.2	—
Other adjustments (j)	—	0.5

Consolidated Adjusted EBITDA	$118.0	$115.4

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of the Term Loan Facility.
(d)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in the Dowa Joint Venture. This adjustment represents the accretion of equity in the Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 7 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(e)

The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos LLC Agreement to eliminate Halkos’ right to acquire all or a portion of the Class B Shares. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. The 2012 amount represents the dividend payment made by Halkos to certain members of our management that resulted in a non-cash compensation charge in connection with the Parent Distribution that occurred on June 1, 2012. See note 17 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(f)	The 2013 amount includes a $4.5 million early termination fee, which is equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement. The 2012 amount represents the annual advisory fees payable to affiliates of KPS. See note 17 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(g)	Specified legal/professional expenses for the year ended December 31, 2013 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, Follow-on Public Offering costs, Additional Follow-on Public Offering costs and costs associated with the Exchange Offer. Specified legal/professional expenses for the year ended December 31, 2012 includes $3.3 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.
(h)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the year ended December 31, 2013 and 2012.
(i)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(j)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our Term Loan Facility in April 2012.

Segment Results of Operations

Segment Results of Operations for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012

See note 18 of our audited consolidated financial statements included elsewhere in this annual report for additional information regarding our segment reporting.

	December 31,		2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped (1)
Olin Brass	279.4	266.2	13.2	5.0%
Chase Brass	216.0	216.9	(0.9)	(0.4%)
A.J. Oster	66.9	67.2	(0.3)	(0.4%)
Corporate & other (2)	(39.3)	(47.1)	7.8	16.6%

Total	523.0	503.2	19.8	3.9%

Net Sales
Olin Brass	$874.1	$722.9	$151.2	20.9%
Chase Brass	622.0	648.0	(26.0)	(4.0%)
A.J. Oster	316.2	326.4	(10.2)	(3.1%)
Corporate & other (2)	(53.8)	(46.8)	(7.0)	(15.0%)

Total	$1,758.5	$1,650.5	$108.0	6.5%

Segment Adjusted EBITDA
Olin Brass	$48.3	$45.1	$3.2	7.1%
Chase Brass	67.2	66.6	0.6	0.9%
A.J. Oster	16.9	19.5	(2.6)	(13.3%)

Total for operating segments	$132.4	$131.2	$1.2	0.9%

(1)	Amounts exclude quantity of unprocessed metal sold.
(2)	Amounts represent intercompany eliminations.

Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
(in millions)	Olin Brass	Chase Brass	AJ Oster	Olin Brass	Chase Brass	AJ Oster
Income before provision for income taxes and equity income:	$42.9	$66.1	$16.6	$41.6	$65.7	$23.7
Interest expense	—	—	—	—	—	—
Depreciation expense	5.0	2.9	0.3	3.8	2.4	0.3
Amortization expense	—	0.1	—	—	0.1	—

Segment EBITDA	$47.9	$69.1	$16.9	$45.4	$68.2	$24.0
Equity income, net of tax	1.5	—	—	1.0	—	—
Net income attributable to non-controlling interest	(0.3)	—	—	(0.4)	—	—
Gain from LIFO layer depletion (1)	(0.1)	(1.9)	—	(0.2)	(1.6)	(4.5)
Non-cash accretion of income of Dowa Joint Venture (2)	(0.7)	—	—	(0.7)	—	—

Segment Adjusted EBITDA	$48.3	$67.2	$16.9	$45.1	$66.6	$19.5

(1)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(2)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 7 to our audited consolidated financial statements, which are included elsewhere in this annual report.

Olin Brass

Olin Brass net sales increased by $151.2 million, or 20.9%, from $722.9 million for the year ended December 31, 2012 to $874.1 million for the year ended December 31, 2013. The increase was due to the sales of unprocessed metal, higher volume and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix as well as lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by lower metal prices, increased net sales by $116.3 million for the year ended December 31, 2013 as compared to the same period in 2012.

Volume increased by 13.2 million pounds, or 5.0%, from 266.2 million pounds for the year ended December 31, 2012 to 279.4 million pounds for the year ended December 31, 2013. The increase in volume, which contributed $34.9 million to the increase in net sales, was the result of higher demand in the building and housing, munitions, coinage and automotive end markets. These increases were partially offset by a lower demand in the electronics/electrical components end market as well as lower shipments to A.J. Oster. During the year ended December 31, 2013, A.J. Oster reduced purchases from Olin Brass and increased purchases from third party suppliers by approximately 7.8 million pounds compared to the same period in 2012. Excluding sales to A.J. Oster, Olin Brass volumes increased by 21.0 million pounds, or 9.6%, for the year ended December 31, 2013 compared to the same period in 2012.

Segment Adjusted EBITDA of Olin Brass increased by $3.2 million, from $45.1 million for the year ended December 31, 2012 to $48.3 million for the year ended December 31, 2013. The increase was due primarily to higher volume, lower shrinkage costs due to lower metal costs and higher yields, a net increase in other adjustments included in the calculation of Segment Adjusted EBITDA and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix. Other factors partially offsetting the increase were higher manufacturing conversion costs due to product mix and operational issues which adversely impacted product flow and yield at Olin Brass, additional expenses associated with our continuous improvement efforts and development of our information systems, an increase in outside services, an increase in salaries, benefits and incentive compensation and an increase in other selling, general and administrative expenses incurred in support of our marketing and product development, labor contract negotiations and development of our information systems.

Chase Brass

Chase Brass net sales decreased by $26.0 million, or 4.0%, from $648.0 million for the year ended December 31, 2012 to $622.0 million for the year ended December 31, 2013. The decrease was due primarily to lower metal prices and lower volume, partially offset by higher average selling prices.

Lower metal prices, partially offset by higher average selling prices for the year ended December 31, 2013, contributed $23.1 million to the decrease in net sales as compared to the same period in 2012.

Volume decreased by 0.9 million pounds, or 0.4%, from 216.9 million pounds for the year ended December 31, 2012 to 216.0 million pounds for the year ended December 31, 2013. The decrease in volume, which contributed $2.9 million to the decrease in net sales, was the result of lower demand in the electronics/electrical components end market resulting from increased competition from foreign imports and customers sourcing their finished products offshore, thereby also increasing the amount of manufacturing offshore and consequently reducing demand for brass rod in the United States. This decrease was partially offset by higher demand in the building and housing end market, which was also was dampened by foreign competition.

Segment Adjusted EBITDA of Chase Brass increased by $0.6 million, from $66.6 million for the year ended December 31, 2012 to $67.2 million for the year ended December 31, 2013. The increase was due primarily to higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields, partially offset by a decrease in volume, the change in management’s estimate of the recoverability of accounts receivable resulting in the reversal of the provision for bad debt in 2012 greater than 2013, an increase in manufacturing conversion costs, additional expenses associated with our continuous improvement efforts and labor contract negotiations, and an increase in other selling, general and administrative expenses incurred in support of marketing and product development and development of our information systems.

A.J. Oster

A.J. Oster net sales decreased by $10.2 million, or 3.1%, from $326.4 million for the year ended December 31, 2012 to $316.2 million for the year ended December 31, 2013. The decrease was due primarily to lower metal prices and lower volume in the year ended December 31, 2013 compared to the same period in 2012, partially offset by higher average selling prices.

Lower metal prices, partially offset by higher average selling prices for the year ended December 31, 2013 contributed $8.6 million to the decrease in net sales as compared to the same period in 2012.

Volume decreased by 0.3 million pounds, or 0.4%, from 67.2 million pounds for the year ended December 31, 2012 to 66.9 million pounds for the year ended December 31, 2013. The decrease in volume, which contributed $1.6 million to the decrease in net sales, was primarily the result of lower demand in the building and housing end market, which was influenced by lower shipments to specific customers, that are partially offset by the overall recovery in the building and housing end market, and lower demand in the electronics/electrical components end market, partially offset by the higher demand in the automotive end market.

Segment Adjusted EBITDA of A.J. Oster decreased by $2.6 million, from $19.5 million for the year ended December 31, 2012 to $16.9 million for the year ended December 31, 2013. The decrease was due to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), as well as lower volume, an increase in outside services, partially offset by higher average selling prices and a decrease in salaries, benefits and incentive compensation.

Consolidated Results of Operations for the Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011.

The statement of operations data presented below for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements.

	For the Year Ended December 31,				Change: 2012 vs. 2011
(in millions)	2012	% of Net Sales	2011	% of Net Sales	Amount	Percent
Net sales	$1,650.5	100.0%	$1,779.1	100.0%	$(128.6)	(7.2%)
Cost of sales	1,467.3	88.9%	1,583.5	89.0%	(116.2)	(7.3%)

Gross profit	183.2	11.1%	195.6	11.0%	(12.4)	(6.3%)
Selling, general and administrative expenses (a)	92.7	5.6%	69.4	3.9%	23.3	33.6%

Operating income	90.5	5.5%	126.2	7.1%	(35.7)	(28.3%)
Interest expense	39.7	2.4%	40.0	2.2%	(0.3)	(0.8%)
Loss on extinguishment of debt	19.6	1.2%	—	0.0%	19.6	N/A
Other expense,net	0.1	0.0%	0.4	0.0%	(0.3)	(75.0%)

Income before provision for income taxes and equity income	31.1	1.9%	85.8	4.8%	(54.7)	(63.8%)
Provision for income taxes	19.2	1.2%	31.4	1.8%	(12.2)	(38.9%)

Income before equity income	11.9	0.7%	54.4	3.1%	(42.5)	(78.1%)
Equity income, net of tax	1.0	0.1%	0.9	0.1%	0.1	11.1%

Net income	12.9	0.8%	55.3	3.1%	(42.4)	(76.7%)
Less: Net income attributable to noncontrolling interest	0.4	0.0%	0.2	0.0%	0.2	100.0%

Net income attributable to Global Brass and Copper Holdings, Inc.	$12.5	0.8%	$55.1	3.1%	$(42.6)	(77.3%)

Consolidated Adjusted EBITDA	$115.4	7.0%	$122.6	6.9%	$(7.2)	(5.9%)

(a)	Amounts include non-cash profits interest compensation of $19.5 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

Net Sales

Net sales decreased by $128.6 million, or 7.2%, from $1,779.1 million for the year ended December 31, 2011 to $1,650.5 million for the year ended December 31, 2012. Decreases in metal prices, volume and sales prices decreased net sales by $116.0 million, $29.5 million, and $1.3 million, respectively for the year ended December 31, 2012 compared to the year ended December 31, 2011. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal component of net sales. These decreases were offset by an increase in the sales of unprocessed metal, which increased net sales by $18.2 million.

Volume decreased 6.8 million pounds, or 1.3%, from 510.0 million pounds for the year ended December 31, 2011 to 503.2 million pounds for the year ended December 31, 2012. The decrease in volume was the result of our continued efforts to optimize our product mix, increased competition from foreign imports, and the suspension in $1 coin production by the United States Mint, partially offset by the increase in demand in the munitions, coinage (other than volumes associated with the $1 coin), building and housing and automotive end markets.

The metal cost recovery component of net sales decreased by $123.0 million, or 9.9%, from $1,248.6 million for the year ended December 31, 2011 to $1,125.6 million for the year ended December 31, 2012. Lower metal prices contributed $116.0 million to the decrease in net sales. The metal cost recovery component of net sales per pound of finished product decreased 8.6%, which is partially dampened by the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped. The metal cost recovery component of net sales per pound of finished product sold excluding the sale of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 10.1%, primarily as a result of a 9.8% decrease in average daily copper prices as reported by COMEX, during the year ended December 31, 2012 as compared to the same period in 2011. Furthermore, lower volume decreased the metal cost recovery component of net sales by $25.2 million. These decreases were offset by an increase in sales of unprocessed metal, which increased net sales by $18.2 million during the year ended December 31, 2012 as compared to the same period in 2011.

Adjusted Sales

Adjusted sales, the excess of net sales over the metal component of net sales, decreased by $5.6 million, or 1.1%, from $530.5 million for the year ended December 31, 2011 to $524.9 million for the year ended December 31, 2012. Lower volume and lower average selling prices contributed $4.3 million and $1.3 million to the decrease in adjusted sales. Adjusted sales per pound remained flat in 2012 compared to 2011, which was the result of a net decrease in average selling prices at the segment level, offset by the effect of changes in the mix of sales by segment relative to the company as a whole.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted Sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	For the Year Ended December 31,		Change: 2012 vs. 2011
(in millions, except per pound values)	2012	2011	Amount	Percent
Pounds shipped	503.2	510.0	(6.8)	(1.3%)

Net sales	$1,650.5	$1,779.1	$(128.6)	(7.2%)
Metal component of net sales	1,125.6	1,248.6	(123.0)	(9.9%)

Adjusted sales	$524.9	$530.5	$(5.6)	(1.1%)

$ per pound shipped
Net sales per pound	$3.28	$3.49	$(0.21)	(6.0%)
Metal component of net sales per pound	2.24	2.45	(0.21)	(8.6%)

Adjusted sales per pound	$1.04	$1.04	$—	0.0%

Average copper price per pound reported by COMEX	$3.61	$4.00	$(0.39)	(9.8%)

(a)	Amounts exclude quantity of unprocessed metal sold.

Gross Profit

Gross profit decreased by $12.4 million, or 6.3%, from $195.6 million for the year ended December 31, 2011 to $183.2 million for the year ended December 31, 2012. Gross profit per pound decreased from $0.38 for the year ended December 31, 2011 to $0.36 for the year ended December 31, 2012.

Gross profit for the year ended December 31, 2012 included a gain of $1.6 million related to net unrealized gains on derivative contracts. Gross profit for the year ended December 31, 2011 included a loss of $1.1 million related to net unrealized losses on derivative contracts. We exclude all such gains and losses in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Gross profit in the years ended December 31, 2012 and 2011 also reflects the reduction of inventory quantities and a decrement in the base LIFO layer, which is carried at a copper price of $1.52 per pound and is significantly below weighted-average replacement costs of $3.61 per pound and $4.00 per pound for the years ended December 31, 2012 and 2011, respectively. Gross profit for the year ended December 31, 2012 included a LIFO gain of $4.8 million, compared to a LIFO gain of $15.2 million in the year ended December 31, 2011. We also reduced the recorded value of inventory by $0.3 million in the year ended December 31, 2012 related to a non-cash lower of cost or market adjustment, which is reflected in gross profit as a component of cost of sales. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $4.5 million for the year ended December 31, 2011 to $6.5 million for the year ended December 31, 2012. The increase is attributable to an increase in our depreciable asset base from $67.1 million at December 31, 2011 to $87.4 million at December 31, 2012.

Several other offsetting factors contributed to the remaining $2.4 million decrease in gross profit in 2012. Lower volume and lower average sales prices, in the year ended December 31, 2012 contributed $3.2 million and $1.3 million, respectively, to the decrease in gross profit. These factors were partially offset by lower manufacturing conversion costs and lower shrinkage costs due to lower metal costs of $1.1 million and $1.0 million, respectively, in the year ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23.3 million, or 33.6%, from $69.4 million for the year ended December 31, 2011 to $92.7 million for the year ended December 31, 2012.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $19.5 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

We incurred professional fees for accounting, tax, legal and consulting services related to our Exchange Offer and public company readiness efforts of $3.3 million during the year ended December 31, 2012. During the year ended December 31, 2011, we incurred $3.9 million in professional fees for accounting, tax, legal and consulting services related to our initial public offering efforts (which occurred in May 2013) and $0.9 million related to an abandoned contemplated acquisition.

In 2012, we decreased the allowance for doubtful accounts by $0.8 million compared to $4.2 million in 2011, which in both cases was due to management’s change in the estimate of the recoverability of accounts receivable.

Several other offsetting factors contributed to the remaining $2.8 million increase in selling, general and administrative expenses in 2012. Professional fees for accounting, tax, legal and consulting services not related to the matters above increased by $2.8 million, operating lease rental expenses increased by $0.4 million in 2012 and other miscellaneous expenses increased by $0.6. Partially offsetting the increase was a decrease of $1.0 million in incentive compensation.

Operating Income

Operating income decreased by $35.7 million, or 28.3%, from $126.2 million for the year ended December 31, 2011 to $90.5 million for the year ended December 31, 2012 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest Expense

Interest expense decreased by $0.3 million from $40.0 million for the year ended December 31, 2011 to $39.7 million for the year ended December 31, 2012. The decrease was primarily due to lower non-cash interest expense associated with interest rate cap agreements and lower interest rates (a weighted average of 9.6% per annum during 2012 compared to 10.3% per annum during 2011) and a net decrease in amortization of debt discount and debt issuance costs, partially offset by higher average borrowings on our debt facilities of $355.4 as compared to $319.0 million in 2011.

The following table summarizes the components of interest expense:

	For the Year Ended December 31,
(in millions)	2012	2011
Interest on principal	$34.0	$32.7
Interest rate cap agreements	0.2	1.9
Amortization of debt discount and issuance costs	4.6	4.7
Capitalized interest	—	(0.6)
Other borrowing costs (1)	0.9	1.3

Interest expense	$39.7	$40.0

(1)	Includes interest on capital lease obligations and fees related to letters of credit and unused line of credit fees.

Loss on Extinguishment of Debt

In connection with the Term Loan Refinancing, we recognized $19.6 million as loss from extinguishment of debt for the year ended December 31, 2012. The loss on extinguishment of debt includes the write-off of $7.1 million of unamortized debt issuance costs and $4.9 million of unamortized debt discount as well as $6.4 million of call premium and $0.1 million of professional service fees related to the early termination. Additionally, $1.1 million of costs associated with the issuance of the Senior Secured Notes was expensed as incurred in accordance with ASC 470-50, Modifications and Extinguishments.

Other Expense, Net

We recorded other expense, net of $0.1 million for the year ended December 31, 2012 compared to $0.4 million for the year ended December 31, 2011.

Provision for Income Taxes

Income tax expense decreased by $12.2 million, from $31.4 million for the year ended December 31, 2011 to $19.2 million for the year ended December 31, 2012. The decrease was due to a decrease in income before provision for income taxes and equity income of $54.7 million. The effective income tax rate increased from 36.6% for the year ended December 31, 2011 to 61.7% for the year ended December 31, 2012. The year over year increase was due to an increase in the non-deductible non-cash compensation, a higher state effective tax rate as well as higher return to provision adjustments.

The following table summarizes the effective income tax rate components for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Statutory provision rate	35.0%	35.0%

Permanent differences and other items
State tax provision	6.7%	3.9%
Section 199 manufacturing credit	(3.2%)	(2.3%)
Incremental tax effects of foreign earnings	1.8%	0.2%
Return to provision adjustments	1.2%	(0.7%)
Re-rate of deferred taxes	(0.8%)	(0.3%)
Non-deductible non-cash compensation (1)	22.0%	0.4%
Other	(1.0%)	0.4%

Effective income tax rate	61.7%	36.6%

(1)	Reflects the increase in effective income tax rate resulting from non-cash compensation expense that was recognized by us in connection with $19.5 million of distributions made to certain members of our management by Halkos in June 2012 from the proceeds it received from us as a result of the Term Loan Refinancing. For the year ended December 31, 2011, non-cash compensation expense totaled $0.9 million. The additional selling, general and administrative expense lowered our income before provision for income taxes and equity income, which resulted in our effective tax rate being higher in the 2012 and 2011 periods.

Equity Income

Equity income, net of tax, remained relatively flat from $0.9 million for the year ended December 31, 2011 to $1.0 million for the year ended December 31, 2012.

Net Income Attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $42.6 million, or 77.3%, from $55.1 million for the year ended December 31, 2011 to $12.5 million for the year ended December 31, 2012 due to the loss on extinguishment of debt, non-cash compensation charges for vested profits interest shares and other changes in operating income, partially offset by the decrease in provision for income taxes, as described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA decreased by $7.2 million, or 5.9%, from $122.6 million for the year ended December 31, 2011 to $115.4 million for the year ended December 31, 2012. The decrease was due to lower volume of $3.2 million, lower average sales prices of $1.3 million, the change in the accounts receivable recoverability estimate resulting in the decrease in the allowance for doubtful accounts of $0.8 million in 2012 (compared to $4.2 million in 2011), increases in professional fees for accounting, tax, legal and consulting services of $2.8 million, an increase in operating lease rental expenses of $0.4 million and other miscellaneous expenses increased by $0.6 million. Partially offsetting the decrease were lower manufacturing conversion costs of $1.1 million, lower shrinkage costs of $1.0 million due to lower metal costs, lower incentive compensation costs of $1.0 million and a decrease in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $1.4 million.

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”. Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
(in millions)	2012	2011
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.5	$55.1
Interest expense	39.7	40.0
Provision for income taxes	19.2	31.4
Depreciation expense	6.8	4.5
Amortization expense	0.1	0.2

Consolidated EBITDA	$78.3	$131.2
Unrealized (gain) loss on derivative contracts (a)	(1.6)	1.1
Gain from LIFO layer depletion (b)	(4.8)	(15.2)
Loss on extinguishment of debt (c)	19.6	—
Non-cash accretion of income of Dowa Joint Venture (d)	(0.7)	(0.7)
Non-cash Halkos profits interest compensation expense (e)	19.5	0.9
Management fees (f)	1.0	1.0
Specified legal/professional expenses (g)	3.3	4.8
Lower of cost or market adjustment to inventory (h)	0.3	—
Other adjustments (i)	0.5	(0.5)

Consolidated Adjusted EBITDA	$115.4	$122.6

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the Term Loan Refinancing.
(d)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in the Dowa Joint Venture. This adjustment represents the accretion of equity in the Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 7 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(e)	The 2012 amount represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the Parent Distribution in June 2012.

The 2011 amount represents a portion of the dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the refinancing transaction that occurred in August 2010. See note 17 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(f)	Represents annual management fees payable to affiliates of KPS. See note 15 to our audited consolidated financial statements, which are included elsewhere in this annual report.
(g)	Specified legal/professional expenses for the year ended December 31, 2012 included $3.3 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts and certain regulatory and compliance matters.

Specified legal/professional expenses for the year ended December 31, 2011 included $3.9 million of professional fees for accounting, tax, legal and consulting services related to our initial public offering efforts (which occurred in May 2013) and $0.9 million of expense related to an abandoned contemplated acquisition.

(h)	Represents a non-cash lower of cost or market charge for the write down of inventory.
(i)	The 2012 amount represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our Term Loan Facility in April 2012.

The 2011 amount represents income of $2.0 million from a favorable legal settlement related to a products liability lawsuit in which we were named as a third-party defendant. Partly offsetting the income was $0.6 million of expense related to the October 2011 amendment of the Term Loan Facility and the 2010 ABL Facility and $0.9 million of expense incurred relating to a waiver obtained from our lenders under the Term Loan Facility and the 2010 ABL Facility. The waiver fee related to a waiver from the lenders under the Term Loan Facility and the 2010 ABL Facility for a technical restatement of the financial statements of Global Brass and Copper, Inc. previously delivered and an additional waiver because the consolidated financial statements of Global Brass and Copper, Inc. for the year ended December 31, 2010 could not be delivered within the prescribed time period as a result of the restatement.

Segment Results of Operations

Segment Results of Operations for the Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011

See note 18 of our audited consolidated financial statements included elsewhere in this annual report for additional information regarding our segment reporting.

	For the Year Ended December 31,		Change: 2012 vs. 2011
	2012	2011	Amount	Percent
Pounds shipped (1)
Olin Brass	266.2	261.9	4.3	1.6%
Chase Brass	216.9	225.8	(8.9)	(3.9%)
A.J. Oster	67.2	70.2	(3.0)	(4.3%)
Corporate & other (2)	(47.1)	(47.9)	0.8	1.7%

Total	503.2	510.0	(6.8)	(1.3%)

Net Sales
Olin Brass	$722.9	$766.5	$(43.6)	(5.7%)
Chase Brass	648.0	705.6	(57.6)	(8.2%)
A.J. Oster	326.4	356.2	(29.8)	(8.4%)
Corporate & other (2)	(46.8)	(49.2)	2.4	4.9%

Total	$1,650.5	$1,779.1	$(128.6)	(7.2%)

Segment Adjusted EBITDA
Olin Brass	$45.1	$45.3	$(0.2)	(0.4%)
Chase Brass	66.6	73.7	(7.1)	(9.6%)
A.J. Oster	19.5	17.9	1.6	8.9%

Total for operating segments	$131.2	$136.9	$(5.7)	(4.2%)

(1)	Amounts exclude quantity of unprocessed metal sold.
(2)	Amounts represent intercompany eliminations.

Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(in millions)	Olin Brass	Chase Brass	AJ Oster	Olin Brass	Chase Brass	AJ Oster
Income before provision for income taxes and equity income:	$41.6	$65.7	$23.7	$51.0	$71.8	$24.8
Interest expense	—	—	—	0.1	—	—
Depreciation expense	3.8	2.4	0.3	2.6	1.7	0.2
Amortization expense	—	0.1	—	—	0.2	—

Segment EBITDA	$45.4	$68.2	$24.0	$53.7	$73.7	$25.0
Equity income, net of tax	1.0	—	—	0.9	—	—
Net income attributable to non-controlling interest	(0.4)	—	—	(0.2)	—	—
Gain from LIFO layer depletion (1)	(0.2)	(1.6)	(4.5)	(8.4)	—	(7.1)
Non-cash accretion of income of Dowa Joint Venture (2)	(0.7)	—	—	(0.7)	—	—

Segment Adjusted EBITDA	$45.1	$66.6	$19.5	$45.3	$73.7	$17.9

(1)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(2)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 7 to our audited consolidated financial statements, which are included elsewhere in this annual report.

Olin Brass

Olin Brass net sales decreased by $43.6 million, or 5.7%, from $766.5 million for the year ended December 31, 2011 to $722.9 million for the year ended December 31, 2012. The decrease was due to lower average sales prices primarily due to product mix changes and lower metal prices, partially offset by higher volume and an increase in the sales of unprocessed metal.

Volume increased by 4.3 million pounds, or 1.6%, from 261.9 million pounds for the year ended December 31, 2011 to 266.2 million pounds for the year ended December 31, 2012. The increase in volume, which partially offset the decrease in net sales by $12.5 million, was the result of increased demand in the munitions, coinage (other than volumes associated with the $1 coin), and automotive end markets, which was partially offset by lower $1 coin demand by the United States Mint due to the suspension of the $1 coin production.

Lower metal prices combined with lower average sales prices, partially offset by the sales of unprocessed metal, contributed $56.1 million to the decrease in net sales. The lower average sales prices were primarily the result of product mix changes, substantially due to lower demand from the United States Mint as a result of the suspension of the $1 coin production.

Olin Brass’s Segment Adjusted EBITDA decreased slightly to $45.1 million in 2012 as compared to $45.3 million in 2011, which was the result of lower average selling prices, which were partially offset by lower manufacturing conversion costs and higher volume.

Chase Brass

Chase Brass net sales decreased by $57.6 million, or 8.2%, from $705.6 million for the year ended December 31, 2011 to $648.0 million for the year ended December 31, 2012. The decrease was due to lower metal prices and lower volume, partially offset by higher average sales prices.

Volume decreased by 8.9 million pounds, or 3.9%, from 225.8 million pounds for the year ended December 31, 2011 to 216.9 million pounds for the year ended December 31, 2012. The decrease in volume, which contributed $27.8 million to the decrease in net sales, was the result of increased competition from foreign imports, partially offset by increased demand in the building and housing end markets.

Lower metal prices, partially offset by improved pricing, contributed $29.8 million to the decrease in net sales.

Segment Adjusted EBITDA of Chase Brass decreased by $7.1 million, from $73.7 million for the year ended December 31, 2011 to $66.6 million for the year ended December 31, 2012. The decrease was due primarily to lower volume, higher manufacturing conversion costs and a change in management’s estimate of the recoverability of accounts receivable resulting in a reversal of the provision for bad debt, partially offset by lower shrinkage costs due to lower metal costs and higher average selling prices.

A.J. Oster

A.J. Oster net sales decreased by $29.8 million, or 8.4%, from $356.2 million for the year ended December 31, 2011 to $326.4 million for the year ended December 31, 2012. The decrease was due primarily to lower volume as we continue to optimize our product mix and lower metal costs, partially offset by higher average sales prices.

Volume decreased by 3.0 million pounds, or 4.3%, from 70.2 million pounds for the year ended December 31, 2011 to 67.2 million pounds for the year ended December 31, 2012. The decrease in volume, which decreased net sales by $15.1 million, was primarily the result of our continued efforts to optimize our product mix, partially offset by increased demand in the building and housing and automotive end markets.

Lower metal prices, partially offset by improved pricing, contributed $14.7 million to the decrease in net sales.

Segment Adjusted EBITDA of A.J. Oster increased by $1.6 million, from $17.9 million for the year ended December 31, 2011 to $19.5 million for the year ended December 31, 2012. The increase was due to higher average sales prices, partially offset by the impact of lower volume and higher manufacturing conversion costs.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes do not limit the ability of subsidiaries of GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes do, however, limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the indenture governing the Senior Secured Notes, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its Consolidated Net Income (as defined in the indenture governing the Senior Secured Notes) from April 1, 2012 to the end of GBC’s most recently ended quarter. As of December 31, 2013, all of the net assets of the subsidiaries are restricted except for $37.5 million, which are permitted dividend distributions under the indenture governing the Senior Secured Notes. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy. At December 31, 2013, we had $5.5 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit, and borrowing availability of $194.0 million. The letters of credit primarily represent collateral against certain workers compensation liabilities assumed from Olin Corporation.

Our borrowing base under our current ABL Facility fluctuates with changes in eligible accounts receivable and inventory, less outstanding borrowings and letters of credit. As of December 31, 2013, the value of our eligible collateral against which we can borrow exceeded our maximum committed amount of $200.0 million by $116.6 million. Consequently, increases in eligible collateral due to increases in volume, metal prices or inventory balances will not increase the borrowing base but may increase our borrowing requirements. Conversely, decreases in volume, metal prices or inventory balances will not have an immediate impact on the borrowing base due to the excess of eligible collateral over the maximum borrowing base, but may decrease our borrowing requirements. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we are required to make a mandatory prepayment for the amount of the excess borrowings. At any time after the occurrence and during the continuance of a Trigger Event (as defined in the agreement governing the ABL Facility), subject to certain thresholds, reinvestment rights and other exceptions, proceeds received from asset sales, equity issuances or other specified events will be required to be applied (as mandatory prepayments) in whole or in part towards the extinguishment of outstanding amounts due under the ABL Facility.

We are a value-added converter, fabricator, distributor and processor and not a commodity metal producer. We employ our balanced book approach in order to substantially reduce the financial impact of fluctuations in metal costs on our earnings and operating margins. While changes in metal prices do not have a substantial impact on our earnings or margins, except for increased costs attributable to shrinkage loss that occur as a result of increased metal prices and the potential effect higher metal prices may have on our customers’ demand for our products, changes in metal prices do affect our liquidity because of the difference between our payment terms for metal purchases and our credit terms with our customers. As a result, when metal prices are rising, we tend to use more cash or draw more on the ABL Facility to cover the cash flow delay between cash collection from our customers and metal replacement purchases. When metal prices fall, we replace our metal at a lower cost than the metal content of cash collections and generally increase our cash balances or reduce our use of the ABL Facility. Because the financial instruments that we use to effectuate the balanced-book approach are designed to hedge against the cost of metal used in our operations, those financial instruments do not have a material impact on our liquidity. We believe that our cash flow from operations, supplemented with cash available under the ABL Facility, will provide sufficient liquidity to meet our needs in the current metal price environment.

On August 18, 2010, we refinanced the Term Loan Facility, which resulted in an increase in our interest expense. The proceeds from the Term Loan Facility were used to repay the existing related party term loan facility and the existing asset-based loan facility and to fund a cash distribution of $42.5 million to Halkos. In June 2012, GBC issued $375.0 million aggregate principal amount of Senior Secured Notes and used a portion of the net proceeds to repay all outstanding amounts (including premium and unpaid interest) under the Term Loan Facility. We also used a portion of the net proceeds to pay a $160.0 million distribution to Halkos. The Senior Secured Notes bear interest at a rate of 9.50% per annum, payable in cash semi-annually on each June 1 and December 1, beginning on December 1, 2012.

We manage our levels of inventory in order to be able to satisfy customers’ needs in a timely fashion, while limiting our working capital requirements, to the extent possible. While we do not have a formal policy with respect to inventory, we generally keep approximately ten weeks of inventory on hand at most times of the year, subject to upward or downward adjustments depending on seasonality and management estimates of expected customer activity. Generally, we use cash on hand or borrowings under the ABL Facility to acquire inventory.

We acquired a substantial base of property, plant and equipment when we acquired the worldwide metals business of Olin Corporation and therefore have operating capacity available to support growth in our base business. As such, capital improvements and replacement costs account for the majority of our capital expenditures. In late 2011 and early 2012, we undertook one substantial capacity expansion program related to Eco Brass® and other “green portfolio” products which could not be accommodated on existing equipment. This program required a total of approximately $13 million of capital expenditures.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs through cash flow from operations and additional borrowing under the ABL Facility. We believe that cash flow from operations, supplemented by cash available under the ABL Facility will be sufficient to enable us to meet our capital investment, debt service and operational obligations as they continue for at least the next twelve months.

Cash Flows

The following table presents the summary components of net cash provided by or used in operating, investing and financing activities for the periods indicated. As of December 31, 2013, we had cash of $10.8 million, compared to $13.9 million at December 31, 2012. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our audited consolidated financial statements included elsewhere in this annual report.

Cash Flow Analysis	For the Year Ended December 31,
(in millions)	2013	2012	2011
Cash flows provided by operating activities	$27.4	$81.9	$64.8
Cash flows used in investing activities	$(25.4)	$(20.4)	$(22.3)
Cash flows used in financing activities	$(4.9)	$(96.8)	$(8.3)

Cash flows from operating activities

During the year ended December 31, 2013, net cash provided by operating activities was $27.4 million. This amount was primarily attributable to net income of $10.7 million, adjustments to net income of $42.6 million, partially offset by an increase in assets net of liabilities of $25.9 million. The $42.6 million in adjustments was primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation expense related to the modification to the Halkos LLC Agreement.

The primary contributor to the increase in assets net of liabilities was a $3.3 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $7.1 million, which was partially offset by the increase in accounts payable of $3.8 million), an increase of $16.7 million in inventory, an increase in prepaid expenses and other current assets of $9.7 million, primarily due to the deferred expense related to the sales of unprocessed metal, an increase in other assets net of liabilities of $1.0 million and an increase in income taxes receivable net of income taxes payable of $2.7 million, partially offset by an increase in accrued liabilities of $7.5 million, which was primarily due to the increase in deferred revenue related to the sales of unprocessed metal.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the fourth quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in day’s sales outstanding (“DSO”) from 44 days as of December 31, 2012 to 42 days at December 31, 2013. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the fourth quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in the purchase payment cycle from 24 days at December 31, 2012 to 22 days at December 31, 2013. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the year ended December 31, 2012, net cash provided by operating activities was $81.9 million. This amount was primarily attributable to net income of $12.9 million, adjustments to net income of $47.5 million, and a decrease in assets net of liabilities of $21.5 million. The $47.5 million in adjustments included the loss on extinguishment of debt in connection with the Term Loan Refinancing of $19.6 million and non-cash profits interest compensation expense of $19.5 million.

The primary contributors to the decrease in assets net of liabilities was an $11.5 million reduction in inventory due primarily to commercial and manufacturing process improvements, a decrease of prepaid expenses and other current assets of $4.7 million, a decrease in income taxes receivable net of income taxes payable of $3.7 million, a $2.1 million decrease in accounts receivable net of accounts payable (total accounts receivable increased $1.6 million, which was offset by the increase in accounts payable of $3.7 million), and an increase in accrued liabilities of $0.9 million, partially offset by a $0.6 million increase in other assets net of liabilities and a decrease in accrued interest of $0.8 million.

The increase in accounts receivable was due primarily to an increase in trade receivables as a result of higher volume in the fourth quarter of 2012 as compared to the fourth quarter of 2011, as well as due to a slight increase in the day’s sales outstanding (“DSO”) from 43 days at December 31, 2011 to 44 days at December 31, 2012. The increase in accounts payable was due to higher volume in the fourth quarter of 2012 as compared to the fourth quarter of 2011, as well as due to a slight increase in the purchase payment cycle from 23 days at December 31, 2011 to 24 days at December 31, 2012.

During the year ended December 31, 2011, net cash provided by operating activities was $64.8 million. This amount was primarily attributable to net income of $55.3 million and adjustments to net income of $19.2 million and partially offset by an increase in assets net of liabilities of $9.7 million. Included in the adjustments to net income is the provision for bad debt expense, which was a net reduction of $4.2 million from the year ended December 31, 2010, resulting from lower estimated losses. The primary contributor to the increase in assets net of liabilities was the $37.0 million reduction of accrued liabilities, primarily as a result of settlement of derivative contracts, an increase in income taxes receivable net of income taxes payable of $2.7 million, and a decrease in accrued interest of $0.1 million, which was partially offset by a decrease in prepaid expenses of $18.3 million, a reduction in inventory of $6.6 million due to manufacturing process improvements and product portfolio rationalization, a decrease in accounts receivable net of accounts payable of $3.8 million, and a net decrease in other assets and liabilities of $1.4 million.

Cash flows from investing activities

Net cash used in investing activities was $25.4 million for the year ended December 31, 2013, which consisted primarily of $25.6 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $20.4 million for the year ended December 31, 2012, which consisted primarily of capital improvements or replacement of existing capital items.

Net cash used in investing activities was $22.3 million for the year ended December 31, 2011, which consisted primarily of capital investment, of which $16.3 million was due to capital improvements, or replacement of existing capital items and $6.1 million was due to capacity expansion or other growth, offset by $0.1 million of proceeds from the sale of property, plant and equipment.

Cash flows from financing activities

Net cash used in financing activities was $4.9 million for the year ended December 31, 2013, which consisted primarily of net repayments under the ABL Facility of $9.0 million and dividends paid of $0.8 million, partially offset by a decrease of $4.9 million in the receivable due from stockholder as all amounts were received pertaining to reimbursable expenses incurred in connection with our IPO efforts.

Net cash used in financing activities was $96.8 million for the year ended December 31, 2012, which was a result of the repayment of the term loan of $310.9 million (including $266.5 million associated with the Term Loan Refinancing, a voluntary prepayment of $15.0 million, a mandatory prepayment of $28.6 million and a scheduled payment of $0.8 million), the Parent Distribution to Halkos of $160.0 million, payment of $12.9 million of costs associated with the issuance of the Senior Secured Notes and the ABL Amendment, and $2.5 million receivable due from stockholder pertaining to reimbursable expenses, offset by the proceeds from the Senior Secured Notes of $375.0 million and net borrowings on the ABL Facility of $14.5 million.

Net cash used in financing activities was $8.3 million for the year ended December 31, 2011, which consisted primarily of scheduled payments under the term loan of $3.3 million, a $2.4 million receivable due from stockholder pertaining to reimbursable expenses, $1.7 million of fees and expenses related to the October 2011 amendment of our Term Loan Facility and the 2010 ABL Facility and principal payments on capital lease obligation of $0.9 million.

Covenant Compliance

“EBITDA” (as defined in the agreement governing the ABL Facility) is used in the agreements governing the ABL Facility to measure compliance with various financial ratio tests. See “—Non-GAAP Measures—EBITDA-Based Measures”.

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

As of December 31, 2013, the fixed charge coverage ratio was not in effect.

Minimum Excess Availability

Pursuant to the agreement governing the ABL Facility, for any period of two consecutive days, Excess Availability under the ABL facility may not be less than $10.0 million. “Excess Availability” is defined as (1) the lesser of: (a) the “Borrowing Base” (as defined in the agreement governing the ABL Facility) and (b) the maximum amount available under the ABL Facility at such time; minus (2) the sum of: (a) the amount of all then outstanding loans under the ABL Facility; plus (b) the amount of all reserves then established in respect of letter of credit obligations; plus (c) the aggregate amount of all then outstanding trade payables that are more than 60 days past due as of the end of the immediately preceding calendar month (other than such payables that are being contested in good faith); plus (d) without duplication, the amount of checks issued but not yet sent to pay trade payables and other obligations more than 60 days past due as of the end of the immediately preceding calendar month, plus (e) Qualified Cash (as defined in the agreement governing the ABL Facility) only in the event that Excess Availability (without giving effect to Qualified Cash) as of such date is greater than $50.0 million.

As of December 31, 2013, we were in compliance with the minimum Excess Availability covenant.

Outstanding Indebtedness

The ABL Facility

On August 18, 2010, we entered into the 2010 ABL Facility, providing for borrowings of up to the lesser of $150.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. As a result of the ABL Amendment, which occurred on June 1, 2012, the maximum availability under the ABL Facility was increased to $200.0 million. The borrowing base is defined as 85% of eligible accounts; plus the lesser of (x) 80% of the value of eligible inventory, (y) 90% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory and (z) the Inventory Loan Limit (which was $150.0 million as of December 31, 2013); minus reserves. As of December 31, 2013, our eligible collateral for our borrowing base had a value of $316.6 million, with a maximum availability of $200.0 million. As of December 31, 2013, we had $194.0 million available for borrowing under the ABL Facility, giving effect to $5.5 million of outstanding borrowings and $0.5 million of outstanding letters of credit. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings.

At any time after the occurrence and during the continuance of a Trigger Event, as defined in the agreement governing the ABL Facility, subject to certain thresholds, reinvestment rights and other exceptions, proceeds received from asset sales, equity issuances or other specified events will be required to be applied (as mandatory prepayments) in whole or in part towards the extinguishment of outstanding amounts due under the ABL Facility.

We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances, as defined by the agreement governing the ABL Facility. The unused portion under the ABL Facility determines the applicable spread added to the LIBOR rate. The unused portion of the ABL Facility was $194.0 million as of December 31, 2013. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis. Also effective with the ABL Amendment, outstanding borrowings under the ABL Facility bear interest at a rate equal to either (i) for prime rate loans, a prime rate plus a spread between 1.0% and 1.5%, depending on excess availability levels or (ii) for LIBOR rate loans, LIBOR plus a spread of 2.0% to 2.5% depending on excess availability levels. As of December 31, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. As of December 31, 2012, amounts outstanding under the ABL Facility bore interest at a rate of 4.50%.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. The ABL Facility restricts our ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. Outstanding borrowings under the ABL Facility are secured by a senior-priority security interest in our accounts receivable and inventory (which secure the Senior Secured Notes on a junior-priority basis) and by a junior-priority security interest in our fixed assets (which secure the Senior Secured Notes on a senior-priority basis). As of December 31, 2013, we were in compliance with all of our covenants under the ABL Facility.

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

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. A portion of the net proceeds of the Senior Secured Notes was used in the Term Loan Refinancing. A portion of the net proceeds of the Senior Secured Notes was used to make the $160.0 million Parent Distribution to Halkos. The Senior Secured Notes are guaranteed by Holdings, and substantially all of GBC’s existing and future 100%-owned U.S. subsidiaries and by any future Restricted Subsidiaries (as defined in the indenture governing the Senior Secured Notes) who guarantee or incur certain types of permitted debt under the indenture governing the Senior Secured Notes. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure the ABL Facility on a senior-priority basis).

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of restricted subsidiaries to, among other things, incur or guarantee additional debt or issue preferred stock, pay dividends, repurchase equity interests, repay subordinated indebtedness, make investments, create restrictions on the payment of dividends or other amounts to us from restricted subsidiaries, sell assets, including collateral, enter into transactions with affiliates, merge or consolidate with another person, sell or otherwise dispose of all or substantially all of our assets and create liens on our or the restricted subsidiaries’ assets to secure debt. We are in compliance with all covenants relating to the Senior Secured Notes as of December 31, 2013.

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

Interest Rate Caps

During the fourth quarter of 2010, we entered into interest rate cap agreements in compliance with the requirement pursuant to the agreement governing the then existing Term Loan Facility to provide that at least

50% of the Term Loan Facility be subject to a fixed rate or interest rate protection at least through the third anniversary of the agreement governing the Term Loan Facility. The interest rate cap agreements capped the interest rate on $300.0 million of the aggregate principal outstanding under the Term Loan Facility. We did not designate the interest rate cap agreements as an accounting hedge, so changes in the fair value of the interest rate cap agreements were recorded as non-cash interest expense in our consolidated statements of operations. The agreements expired in August 2013.

Contractual Obligations

The following table illustrates our contractual commitments as of December 31, 2013:

Contractual commitments
(in millions)	2014	2015	2016	2017	2018	Beyond	Total
Senior Secured Notes—Principal	$—	$—	$—	$—	$—	$375.0	$375.0
Senior Secured Notes—Interest	35.6	35.6	35.6	35.6	35.6	14.8	192.8
Purchase Obligations	308.9	2.9	0.5	0.5	—	—	312.8
IAM National Pension Fund	4.2	4.4	4.6	4.0	—	—	17.2
Leases	2.0	1.5	1.0	0.5	0.4	—	5.4
Long-Term Incentive Plan	0.1	0.1	—	—	—	—	0.2

Total	$350.8	$44.5	$41.7	$40.6	$36.0	$389.8	$903.4

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or LME prices at the time of delivery, market metal prices as of December 31, 2013, as well as natural gas and electricity prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.

We participate in a multi-employer pension plan under the collective bargaining agreement that covers the East Alton, Illinois operations of our Olin Brass segment and the Alliance, Ohio operations of our A.J. Oster segment. The collective bargaining agreement for our Olin Brass segment runs through November 2017 and the collective bargaining agreement for our A.J. Oster segment runs through February 2017 and both obligate us to contribute to the plan at a rate per eligible hour per covered employee as specified in the agreement. The contributions to the multi-employer plan are a function of employment levels and eligible work hours. As a result, actual amounts may vary from the amounts shown above.

The ABL Facility bears interest at variable rates, and the outstanding amounts under the ABL Facility will vary from time to time, so estimating future interest and principal payments under the ABL Facility is not practicable. The ABL Facility matures on June 1, 2017.

At December 31, 2013, we had a liability for uncertain tax positions, including interest and penalties, of $26.1 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Our accounting policies are more fully described in note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this annual report. There have been no significant changes to our critical accounting policies or estimates for the year ended December 31, 2013.

Revenue Recognition

We recognize revenue when title and risk of loss are transferred to customers, which is generally the date the product is shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Rebates are estimated based upon our historical experience, combined with a review of current developments. The allowance for doubtful accounts is estimated based upon our historical experience, combined with a review of current developments and the specific identification method of accounts for which payment has become unlikely. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected as a component of cost of sales.

The Company defers the revenue from the sales of the unprocessed metal to toll customers (and the corresponding deferred expense for the sales) until the finished product has been shipped, the point at which the risk of loss and title passes to the customer. The deferred revenue is recorded within accrued liabilities and the related deferred expense is recorded within prepaid expenses and other current assets on the consolidated balance sheets.

Inventories

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The raw materials component of inventories that is valued on a LIFO basis comprises approximately 70% of total inventory at both December 31, 2013 and 2012.

Other manufactured inventories, including the non-material components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production wages and transportation costs.

Inventories are stated at the lower of cost or market. The market price of metals used in production and related scrap is subject to volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory. We analyze the carrying value of inventory for impairment if circumstances indicate impairment may have occurred. If an impairment occurs, the amount of impairment loss is determined by measuring the excess of the carrying value of inventory over the net realizable value of inventory.

We record an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, estimated future demand, market conditions and an aging analysis of the inventory on hand. Our policy is to evaluate all inventories including raw material, work-in-process and finished goods. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value.

Purchase Accounting

Determining the fair value of certain assets, liabilities and subsidiaries assumed in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. Some of the more significant estimates and assumptions used in valuing our acquisition of the worldwide metals business of Olin Corporation in 2007 and our acquisition of the order book, customer list and certain other assets of the North American operations of Bolton Metals Product Company (“Bolton”) in January 2008 included projected future cash flows and discount rates reflecting the risk inherent in future cash flows.

We recognized goodwill related to the acquisition of the order book, customer list and certain other assets of Bolton’s North American operations, as the purchase price exceeded the fair value of net assets. For the acquisition of the worldwide metals business of Olin Corporation, the estimated fair value of the net assets exceeded the purchase price, thus creating negative goodwill under then current GAAP guidance. As such, noncurrent assets were assigned no value in the acquisition from Olin Corporation.

We own a 50% interest in the Dowa Joint Venture, a joint venture with Dowa Co. based in Japan. As a result of the acquisition of the worldwide metals business of Olin Corporation, a negative basis difference was created between our books and our share of the Dowa Joint Venture’s equity. U.S. GAAP at the time of the transaction provided that the basis difference between the investor’s cost and underlying equity in net assets of the investee at the date of investment required recognition unless it is attributable to a non-amortizing asset such as goodwill. The negative basis difference was created due to the bargain purchase event and was not attributable to any specific element of the joint venture itself. As the difference was not attributable to any of the assets of the Dowa Joint Venture, the equity investment as a whole was assessed to determine the appropriate accretion period for the basis difference. The purpose of the joint venture is to supply Olin Brass’s high performance alloys (“HPAs”) to the Asian market through the licensing of Olin Brass technology. Given consideration of this use, the negative basis difference is being accreted over a period of 13 years.

Uncertain Tax Positions

Our management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our provision for (benefit from) income taxes, which could be material to our consolidated statements of operations.

Derivative Contracts

We measure the fair value of our derivative contract positions under the provisions of ASC 820, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.

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

In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2013, we did not hold assets or liabilities requiring a Level 3 measurement, and there were not any transfers between the hierarchy levels during 2013 or 2012. We do not use hedge accounting for our derivative contracts. All gains and losses are recorded as operating expense in the consolidated statement of operations as these contracts are marked to market each period.

Profits Interest Awards

As of December 31, 2013, Halkos owned 34.4% of the common stock of Holdings and after giving effect to the Additional Follow-on Public Offering that occurred in February 2014, Halkos no longer owns any of the outstanding common stock of Global Brass and Copper Holdings, Inc. Halkos granted, pursuant to the Halkos Equity Plan, non-voting membership interests to select members of management titled Class B Shares.

Prior to the modification discussed below, Class B Shares were accounted for as a profit-sharing arrangement. Expense on the Class B Shares was recorded in the period in which distributions from Halkos to Class B Share award holders were determined to be probable. We accounted for these distributions as non-cash compensation expense with a corresponding increase in additional paid-in capital. As a result of the modifications discussed below, we will not recognize non-cash compensation expense in connection with distributions related to future distributions on the Class B Shares.

In June 2013, Halkos modified the Halkos LLC Agreement to eliminate its right to acquire all or a portion of the Class B Shares. This modification to the Halkos LLC Agreement triggered the recognition by us of additional non-cash compensation expense reflecting the fair value of vested Class B Shares as of the date of modification of the Halkos LLC Agreement. The observable market price of Holdings’ publicly traded common stock was used to determine the fair value of the Class B Shares. In June 2013, we recognized $20.4 million of incremental non-cash compensation as a result of the modification and no additional expense will be incurred by the Company in any future period.

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see note 2 to our consolidated financial statements, which is included elsewhere in this report.

Inflation and Seasonality

We experience effects of inflation on input costs, such as wages, natural gas, electricity, plating and other key inputs. We may not be able to offset fully the impact of inflation on these input costs or energy costs through price increases, productivity improvements or cost reduction programs.

There is a slight decrease in our net sales in each fourth quarter as a result of a decrease in demand due to customer shutdowns for the holidays and holiday and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, commodity prices and foreign exchange rates. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to changes in commodity prices, interest rates and foreign currency exchange rates. To manage the volatility related to these exposures we use various financial instruments, including some derivatives, to help us manage our metal price, energy price, and interest rate risk. We also use offsetting forward sale and purchase agreements to help mitigate commodity price risks on operating margins. These agreements generally do not contain minimum purchase requirements.

We do not use derivative instruments for trading or speculative purposes and have not elected to use hedge accounting. We manage counterparty credit risk by entering into derivative instruments only with financial institutions with investment-grade credit ratings.

The following tables set forth the impact of a 10% price change on our hedging positions as of December 31, 2013 and December 31, 2012, respectively.

(in millions)	Nominal value	Fair value	Unrealized gains	Impact of 10% price change on fair value
December 31, 2013
Metals	$10.4	$10.9	$0.5	$1.1
Natural Gas	1.2	1.4	0.2	0.1
Electricity	3.4	3.6	0.2	0.4

Totals	$15.0	$15.9	$0.9	$1.6

December 31, 2012	Nominal value	Fair value	Unrealized gains	Impact of 10% price change on fair value
Metals	$14.0	$14.4	$0.4	$1.4
Natural Gas	0.2	0.2	—	—
Electricity	1.3	1.5	0.2	0.2

Totals	$15.5	$16.1	$0.6	$1.6

Commodity Prices

In the ordinary course of business, we are exposed to earnings and cash flow volatility resulting from fluctuations in metal, natural gas and electricity costs. We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. Despite our use of our balanced book approach to mitigate the impact of metal price fluctuations on our operating margins, we must bear the cost of any shrinkage during production, which may increase the volatility of our results of operations. We also use derivative contracts to reduce uncertainty and volatility in natural gas and electricity costs.

Interest Rates

We are exposed to volatility in interest rates and expense under the terms of our credit agreement. Interest rates under the ABL Facility are comprised of a base rate and margin. The ABL Facility provides the option of a LIBOR or prime base rate. If interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would have increased our 2013 debt service requirements by approximately $0.1 million. See also “Risk Factors—Because some of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases”.

Foreign Exchange

We have international operations that accounted for approximately 6% of our net sales in 2013. The functional currency of our operating subsidiaries is the related local currency and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2013, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.0 million. Gains or losses from currency translation are primarily related to our equity investment in the Dowa Joint Venture.

We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. We do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2013, foreign currency transaction gains and losses resulted in a reduction of net income of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and the Stockholders of

Global Brass and Copper Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Global Brass and Copper Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

March 19, 2014

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets

	As of December 31,
(In millions, except par value data)	2013	2012
Assets
Current assets:
Cash	$10.8	$13.9
Accounts receivable (net of allowance of $1.0 and $1.4, respectively)	171.8	164.3
Inventories	190.9	174.4
Prepaid expenses and other current assets	22.2	12.1
Deferred income taxes	32.2	33.5
Income tax receivable, net	4.3	1.3

Total current assets	432.2	399.5

Property, plant and equipment, net	88.0	71.1
Investment in joint venture	2.2	3.0
Goodwill	4.4	4.4
Intangible assets, net	0.7	0.8
Deferred income taxes	4.6	6.1
Other noncurrent assets	16.6	17.8

Total assets	$548.7	$502.7

Liabilities and deficit
Current liabilities:
Accounts payable	$85.4	$81.6
Accrued liabilities	56.1	48.4
Accrued interest	3.3	3.3
Income tax payable	0.5	0.2

Total current liabilities	145.3	133.5

Long-term debt	380.5	389.5
Other noncurrent liabilities	26.3	27.5

Total liabilities	552.1	550.5

Commitments and contingencies (Note 16)
Global Brass and Copper Holdings, Inc. stockholders’ deficit:
Common stock—$.01 par value; 80.0 shares authorized; 21.3 and 21.1 shares issued and outstanding at December 31, 2013 and 2012, respectively	0.2	0.2
Additional paid-in capital	30.5	—
Accumulated deficit	(38.6)	(48.2)
Accumulated other comprehensive income	0.5	1.5
Receivable from stockholder	—	(4.9)

Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	(7.4)	(51.4)
Noncontrolling interest	4.0	3.6

Total deficit	(3.4)	(47.8)

Total liabilities and deficit	$548.7	$502.7

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Net sales	$1,758.5	$1,650.5	$1,779.1
Cost of sales	1,576.2	1,467.3	1,583.5

Gross profit	182.3	183.2	195.6
Selling, general and administrative expenses (including non-cash profits interest expense of $29.3, $19.5 and $0.9, respectively)	110.8	92.7	69.4

Operating income	71.5	90.5	126.2
Interest expense	39.8	39.7	40.0
Loss on extinguishment of debt	—	19.6	—
Other expense, net	0.3	0.1	0.4

Income before provision for income taxes and equity income	31.4	31.1	85.8
Provision for income taxes	22.2	19.2	31.4

Income before equity income	9.2	11.9	54.4
Equity income, net of tax	1.5	1.0	0.9

Net income	10.7	12.9	55.3
Less: Net income attributable to noncontrolling interest	0.3	0.4	0.2

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$12.5	$55.1

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.49	$0.59	$2.61
Diluted	$0.49	$0.59	$2.61
Weighted average common shares outstanding:
Basic	21.1	21.1	21.1
Diluted	21.2	21.1	21.1

Dividends declared per common share	$0.0375	$7.5793	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Net income	$10.7	$12.9	$55.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.5)	(0.5)	0.5
Less: Income tax benefit on foreign currency translation adjustment	(0.6)	(0.1)	—

Comprehensive income	9.8	12.5	55.8
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	0.3

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.4	$12.1	$55.5

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in (Deficit)/Equity

(In millions)	Common stock	Additional paid-in capital	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income	Receivable from stockholder	Global Brass and Copper Holdings, Inc. stockholders’ (deficit)/equity	Noncontrolling interest	Total (deficit)/ equity
Balance at December 31, 2010	$0.2	$10.2	$13.6	$1.5	$—	$25.5	$2.9	$28.4
Profits interest compensation	—	0.9	—	—	—	0.9	—	0.9
Amounts due from stockholder	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net income	—	—	55.1	—	—	55.1	0.2	55.3
Other comprehensive income, net of tax	—	—	—	0.4	—	0.4	0.1	0.5

Balance at December 31, 2011	$0.2	$11.1	$68.7	$1.9	$(2.4)	$79.5	$3.2	$82.7
Profits interest compensation	—	19.5	—	—	—	19.5	—	19.5
Distribution to stockholder	—	(30.6)	(129.4)	—	—	(160.0)	—	(160.0)
Amounts due from stockholder	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Net income	—	—	12.5	—	—	12.5	0.4	12.9
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	(0.4)	—	(0.4)

Balance at December 31, 2012	$0.2	$—	$(48.2)	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)
Profits interest compensation	—	29.3	—	—	—	29.3	—	29.3
Share-based compensation	—	1.2	—	—	—	1.2	—	1.2
Payment from stockholder	—	—	—	—	4.9	4.9	—	4.9
Dividends declared	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	10.4	—	—	10.4	0.3	10.7
Other comprehensive (loss) income, net of tax	—	—	—	(1.0)	—	(1.0)	0.1	(0.9)

Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$0.5	$—	$(7.4)	$4.0	$(3.4)

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows from operating activities
Net income	$10.7	$12.9	$55.3
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	0.3	0.3	—
Mark to market on commodity contracts	(0.2)	(1.6)	1.1
Mark to market on interest rate cap agreements	—	0.2	1.9
Depreciation	8.5	6.8	4.5
Amortization of intangible assets	0.1	0.1	0.2
Amortization of debt discount and issuance costs	2.5	4.6	4.7
Term loan call premium	—	(6.4)	—
Loss on debt extinguishment	—	19.6	—
Profits interest compensation expense	29.3	19.5	0.9
Share-based compensation expense	1.2	—	—
Provision for bad debts, net of reductions	(0.2)	(0.8)	(4.2)
Deferred income taxes	2.1	5.2	10.5
Equity income, net of tax	(1.5)	(1.0)	(0.9)
Distributions from equity method investment	0.5	1.0	0.5
Change in assets and liabilities:
Accounts receivable	(7.1)	(1.6)	3.8
Inventories	(16.7)	11.5	6.6
Prepaid expenses and other current assets	(9.7)	4.7	18.3
Accounts payable	3.8	3.7	—
Accrued liabilities	7.5	0.9	(37.0)
Accrued interest	—	(0.8)	(0.1)
Income taxes, net	(2.7)	3.7	(2.7)
Other, net	(1.0)	(0.6)	1.4

Net cash provided by operating activities	27.4	81.9	64.8
Cash flows from investing activities
Capital expenditures	(25.6)	(20.4)	(22.4)
Proceeds from sale of property, plant and equipment	0.2	—	0.1

Net cash used in investing activities	(25.4)	(20.4)	(22.3)
Cash flows from financing activities
Deferred financing fees	—	(12.9)	(1.7)
Proceeds from senior secured notes	—	375.0	—
Payments on term loan	—	(310.9)	(3.3)
Borrowings on ABL Facility	420.8	204.3	168.0
Payments on ABL Facility	(429.8)	(189.8)	(168.0)
Principal payments under capital lease obligation	—	—	(0.9)
Distribution to stockholder	—	(160.0)	—
Dividends paid	(0.8)	—	—
Amounts due from stockholder	4.9	(2.5)	(2.4)

Net cash used in financing activities	(4.9)	(96.8)	(8.3)
Effect of foreign currency exchange rates	(0.2)	(0.3)	(0.2)

Net (decrease) increase in cash	(3.1)	(35.6)	34.0
Cash at beginning of year	13.9	49.5	15.5

Cash at end of year	$10.8	$13.9	$49.5

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest, net of amount capitalized	$37.3	$35.8	$33.6
Income taxes, net of refunds	$22.9	$10.2	$24.0

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Formation of the Company

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. GBC is a leading, value-added converter, fabricator, distributor and processor of specialized copper and brass products in North America. On May 29, 2013, the Company completed its initial public offering of 8,050,000 shares of its common stock (the “initial public offering” or “IPO”). The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS”. Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. KPS Capital Partners, L.P. and its affiliates (“KPS”) are the majority shareholders of Halkos. On October 1, 2013, the Company completed its follow-on public offering of 5,750,000 shares of its common stock (the “Follow-on Public Offering”). Halkos sold all of the shares and received all of the net proceeds from the Follow-on Public Offering. After giving effect to the Follow-on Public Offering, Halkos beneficially owned approximately 34.4% of the outstanding common stock of the Company as of December 31, 2013. On February 3, 2014, the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock in connection with the full exercise of the option to purchase additional shares granted to the underwriters pursuant to the offering that commenced on January 28, 2014 (the “Additional Follow-on Public Offering”). Halkos sold all of the shares and received all of the net proceeds from Additional Follow-on Public Offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

The Company is operated and managed through three distinct divisions which are also the Company’s reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase”) and A.J. Oster, LLC (“Oster”). See note 18, “Segment Information,” in these notes to the consolidated financial statements.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries, in which the Company holds a controlling interest. All intercompany accounts and transactions are eliminated in consolidation. The equity method is used to account for investments in affiliated companies that are 20% to 50% owned, and in cases where the Company does not hold a controlling voting interest and does not direct the matters that most significantly impact the investee’s operations.

The Company owns an 80% interest in Olin Luotong (GZ) Corporation (“Luotong”), based in China, and Luotong’s financial information is consolidated herein, with the net results attributable to the 20% noncontrolling interest reflected in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting period. Actual amounts could differ from those estimates.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of trade receivables for amounts billed to customers for products sold and other receivables. The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records an allowance for bad debts equal to the amount the Company does not believe to be collectible. For all other customers, the Company recognizes allowances for bad debts based on its historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount. Accounts are written off once deemed to be uncollectible. Any subsequent cash collections relating to accounts that have been previously written off are recorded as a reduction to the provision for bad debts in the period of collection.

The reconciliation of the activity in the allowance for doubtful accounts is summarized below:

(in millions)	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1.4	$2.0	$7.9
Provision for bad debts, net of reductions	(0.2)	(0.8)	(4.2)
Write-offs, net of recoveries	(0.2)	—	(1.7)
Recoveries, net of write-offs	—	0.2	—

Balance at end of period	$1.0	$1.4	$2.0

Inventories

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 70% of total inventory at both December 31, 2013 and 2012. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. Elements of cost in finished goods inventory in addition to the cost of material include depreciation, utilities, consumable production supplies, maintenance, production wages and transportation costs.

Inventories are stated at the lower of cost or market. The market price of metals used in production and related scrap is subject to volatility. We evaluate the need to record adjustments for inventory on a regular basis. During periods when open market prices decline below carrying value, the Company records a provision to reduce the carrying value of its inventory. Additionally, the Company records an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. See note 3, “Inventories,” in these notes to the consolidated financial statements.

Prepaid Expenses and Other Current Assets

Prepaid expenses are stated at historical cost, net of any related amortization, and consist of amounts which are of continuing benefit to the Company. See note 4, “Prepaid Expenses and Other Current Assets,” in these notes to the consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets as they are placed into service. Property, plant and equipment are generally depreciated over the useful lives specified in note 5, “Property, Plant and Equipment,” in these notes to the consolidated financial statements; however, in certain cases, the period may be shorter to the extent that the asset’s useful life is less than the range described in note 5, “Property, Plant and Equipment.” Depreciation expense is recorded in cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset.

Expenditures for repairs, maintenance and minor renewals are expensed as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. Interest costs related to the construction of qualifying assets are capitalized as part of the construction costs. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the accompanying consolidated statement of operations.

The Company reviews property, plant and equipment for impairment when a change in events or circumstances indicates that the carrying value of the assets may not be recoverable. The Company has determined that its asset group for impairment testing is comprised of the assets and liabilities of each of its reporting units. Reporting units are businesses, for which discrete financial information is available and reviewed by segment management. The Company’s reporting units are one level below the operating segment, with the exception of one operating segment, for which the operating segment represents the lowest level of identifiable cash flows. The Company determines the fair value of its asset group through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. See note 5, “Property, Plant and Equipment,” in these notes to the consolidated financial statements.

Acquisitions and Goodwill

All acquisitions are accounted for using the acquisition method as prescribed by ASC 805, Business Combinations. The purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.

The Company utilized the qualitative goodwill evaluation model for its annual goodwill impairment test conducted as of October 31, 2013. Based on the results of that qualitative assessment, the Company believes it was more likely than not that the fair value of the reporting units significantly exceeded their carrying values as of October 31, 2013, indicating no impairment of goodwill. The $4.4 million of goodwill was assigned to the Chase business segment and as of December 31, 2013, $1.9 million of goodwill is expected to be deductible for tax purposes.

Intangible Assets

Definite-lived intangible assets are recorded at fair value under the purchase method of accounting as of the respective acquisition dates and are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets is reflected in selling, general and administrative expenses. Identifiable definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company does not have any indefinite-lived intangible assets. See note 6, “Intangible Assets,” in these notes to the consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Investment in Joint Venture

The Company owns a 50% interest in Dowa-Olin Metal Corporation (“Dowa Joint Venture”), a joint venture based in Japan. The Company accounts for the Dowa Joint Venture under the equity method of accounting. Due to the timing of the receipt of available financial information, the results of the Dowa Joint Venture are recorded on a one-month lag basis.

As a result of the purchase method of accounting, a negative basis difference of $9.4 million was created between the Company’s books and the Company’s share of the Dowa Joint Venture’s equity as of November 19, 2007. U.S. GAAP at the time of the transaction provided that the basis difference between the investor cost and underlying equity in net assets of the investee at the date of investment required recognition unless it is attributable to a non-amortizing asset such as goodwill. The negative basis difference was created due to the bargain purchase event associated with the metals business acquired from Olin Corporation and was not attributable to any specific element of the joint venture itself. As the difference was not attributable to any of the specific assets of the Dowa Joint Venture, the equity investment as a whole was assessed to determine the appropriate accretion period for the basis difference. The purpose of the joint venture is to provide Olin Brass’s high performance alloy materials to the Asia market through the licensing of Olin Brass technology. Given consideration of this use, the negative basis difference is being accreted over a period of 13 years. See note 7, “Investment in Joint Venture,” in these notes to the consolidated financial statements.

The Company reviews its equity method investment for impairment using an other-than-temporary model when triggering events are identified. An impairment loss is recognized when the investment’s carrying amount exceeds its fair value and this decline in fair value is deemed to be other-than-temporary.

Deferred Financing Fees

Deferred financing fees incurred in connection with the issuance of debt are amortized as non-cash interest expense over the terms of the debt agreements.

Deferred financing fees incurred in connection with the issuance of the Senior Secured Notes, as defined in note 10, “Financing,” are amortized using the effective interest method over the term of the Senior Secured Notes. Deferred financing fees incurred in connection with the issuance of the ABL Facility, as defined in note 10, “Financing,” in these notes to the consolidated financial statements, are amortized on a straight-line basis over the term of the ABL Facility.

Derivative Contracts

The Company’s operating activities expose it to a variety of market risks, including risks related to the effects of commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company does not enter into derivative contracts for speculation purposes where the objective is to generate profits. The Company has not applied hedge accounting to its derivative contracts in any of the years ended December 31, 2013, 2012 or 2011. The Company includes the fair value of the derivative contracts as assets or liabilities in its balance sheet and recognizes all amounts paid and received and changes in fair value of derivative contracts, including unrealized gains and losses, as adjustments to income. See note 13, “Derivative Contracts,” in these notes to the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when title and risk of loss are transferred to customers; which is generally the date products are shipped. Estimates for future rebates on certain product lines and product returns are

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

recognized in the period in which the revenue is recorded. Such rebates were not material for the years ended December 31, 2013, 2012 and 2011. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected in cost of sales in the consolidated statements of operations.

In connection with sales of unprocessed metal to toll customers, the Company records deferred expense and deferred revenue in prepaid expenses and other current assets and in accrued liabilities, respectively, in the consolidated balance sheets. The unprocessed metal is held for the account of the toll customers at the Company‘s premises, together with the other inventory of the Company. Deferred expense represents the deferral of cost of sales and deferred revenue represents the deferral of sales revenue, in each case, associated with such sales of unprocessed metal to toll customers. When a toll customer orders a finished product, metal is taken from the common inventory to make the finished product. The Company defers the expense for such unprocessed metal sales (and the corresponding revenue from sales of unprocessed metal) until the finished product has been shipped at which time risk of loss and title passes to the customer.

Research and Development

The Company conducts research and development primarily through the Olin Brass reportable segment, the costs for which are expensed as incurred. Research and development expenditures for the each of the years ended December 31, 2013, 2012 and 2011 were $1.5 million and are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

The provision for income taxes is determined using the asset and liability approach. The current and deferred tax consequences are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance is recorded to reduce deferred tax assets when management determines it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

Profits Interest Compensation

Halkos previously granted, pursuant to the Halkos Holdings, LLC Executive Equity Incentive Plan (“Halkos Equity Plan”), non-voting membership interests to select members of the Company’s management in the form of shares. The shares were profits interests in Halkos. See note 17, “Profits Interest Awards,” in these notes to the consolidated financial statements.

The shares were accounted for as a profit sharing arrangement under ASC 710, Compensation—General. Expense was recorded in the period in which distributions to award holders were determined to be probable. These distributions were accounted for by the Company as non-cash compensation expense with a corresponding increase in additional paid-in capital.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s foreign subsidiaries is the local currency. The consolidated statements of foreign operations are translated at weighted-average exchange rates for the periods. Assets and liabilities are translated at period-end exchange rates and equity transactions are

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

translated at historical rates. Gains and losses resulting from the translation adjustment are reported as a component of other comprehensive income. The income tax effect of currency translation adjustments related to foreign subsidiaries and joint ventures that are not considered indefinitely reinvested are recorded as a component of deferred taxes with an offset to other comprehensive income.

Concentrations of Credit Risk and Certain Other Exposures

The Company sells and distributes its products to a wide range of companies primarily in the ammunition, automotive, electronics, housing and coinage industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 2013, sales to one major customer amounted to 10.4% of net sales. For the years ended December 31, 2012 and 2011, sales to any one customer did not exceed 10% of consolidated net sales.

The Company uses various strategies to minimize the impact of changes in the base metal prices between the date of order and the date of sale. Generally, the Company prices a forward replacement purchase of an equivalent amount of copper and other metals under flexible pricing arrangements it maintains with its suppliers, at the same time it determines the forward selling price of finished products to its customers. The Company has various sources of raw materials and is not materially dependent on any one supplier.

There are ten unions representing employees at the Olin Brass division, two labor unions at the Oster division, and one labor union at the Chase division. The Company has generally maintained good relationships with all unions and employees. The collective bargaining agreements with the Olin Brass unions expire between September 2014 and November 2017, the collective bargaining agreements with Oster’s unions expire February 2017 and the other has an indeterminable term, and the collective bargaining agreement with Chase’s union expires in June 2017. Since the Company’s establishment in November 2007, the Company has not experienced any work stoppages at any of its facilities.

Self-Insurance Programs

The Company is self-insured for workers’ compensation claims and benefits paid under employee health care programs. Accruals for employee health care are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims. Accruals for workers’ compensation benefits and related expenses for claims are estimated, in part, by considering historical claims experience and undiscounted claims estimates provided by insurance carriers, third-party administrators and actuaries. Self-insurance accruals are deemed to be sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date.

Workers’ compensation claims relating to activity after November 19, 2007 are covered by a loss funding insurance arrangement whereby the Company makes a fixed payment to the insurer which is used to pay submitted claims. Loss fund payments to the insurer in excess of workers’ compensation claim payments are classified as prepaid expenses and other current assets. The amount of the loss fund payments to the insurer is based on a combination of claims experience and a contractually agreed upon loss development factor.

Environmental Reserves and Environmental Expenses

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon internal analyses of clean-up costs, ongoing monitoring costs and estimated legal fees, communications with regulatory agencies and changes in environmental law. If the Company were to determine that its estimates of the

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of sales. See note 16, “Commitments and Contingencies,” in these notes to the consolidated financial statements.

Recently Issued and Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to provide disclosures about items that are required by U.S. GAAP to be reclassified from accumulated other comprehensive income (“AOCI”) to net income in their entirety in the same reporting period. The disclosure includes the amount of the reclassification and identifies the line item on the statement where net income is presented that is affected by the reclassification. For other items reclassified from AOCI, the disclosure cross-references to other disclosures where additional details about their effects are disclosed. Adoption of this guidance in the first quarter of 2013 did not have a material effect on the Company’s consolidated financial statements and disclosures.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance does not amend existing guidance on when it is appropriate to offset. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements. The Company adopted this guidance in the first quarter of 2013 and has included the required disclosures in note 13, “Derivative Contracts”.

3.	Inventories

The Company’s inventories are as follows:

	As of December 31,
(in millions)	2013	2012
Raw materials and supplies	$37.2	$37.8
Work-in-process	75.5	69.3
Finished goods	78.2	67.3

Total inventories	$190.9	$174.4

During 2013, 2012 and 2011, certain domestic metal inventory quantities were reduced resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs. In 2013, the effect of this reduction of inventory decreased cost of sales by $2.0 million and increased net income by $1.2 million. In 2012, the effect of this reduction of inventory decreased cost of sales by $4.8 million and increased net income by $2.9 million. In 2011, the effect of this reduction of inventory decreased cost of sales by $15.2 million and increased net income by $9.3 million. If all inventories had been valued at period-end market values, inventories would have been approximately $318.2 million and $319.3 million at December 31, 2013 and December 31, 2012, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

During both 2013 and 2012, the Company reduced the recorded value of inventory by $0.3 million. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statement of operations.

4.	Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets are as follows:

	As of December 31,
(in millions)	2013	2012
Collateral on deposit—commodity derivative contracts	$0.3	$0.8
Commodity derivative contracts	0.9	0.6
Deferred expense	9.8	—
Loss fund payments—workers’ compensation	6.2	7.0
Prepaid insurance	1.9	1.3
Prepaid tooling	1.0	0.8
Other	2.1	1.6

Total prepaid expenses and other current assets	$22.2	$12.1

5.	Property, Plant and Equipment

The Company’s property, plant and equipment balances are as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2013	2012
Land improvements	$2.5	$1.7	12 - 20
Buildings and building improvements	11.8	9.1	20 - 50
Machinery and equipment	68.5	55.2	10 - 12
Information technology	5.4	4.5	3 - 5
Motor vehicles	2.9	2.5	5
Leasehold improvements	1.1	1.1
Construction-in-process	20.4	13.3

Gross property, plant and equipment	112.6	87.4
Accumulated depreciation	(24.6)	(16.3)

Property, plant and equipment, net	$88.0	$71.1

Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.

The Company capitalized interest relating to the construction of long-term assets in the amount of $0.1 million in 2013 and $0.6 million in 2011. No interest was capitalized in 2012.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

6.	Intangible Assets

Intangible assets other than goodwill consisted of the following:

(in millions)	As of December 31,		Amortization Period (in years)
	2013	2012
Gross carrying amount:
Customer relationships	$1.3	$1.3	13
Non-compete agreement	0.4	0.4	4

Total gross intangible assets	1.7	1.7
Accumulated amortization:
Customer relationships	(0.6)	(0.5)
Non-compete agreement	(0.4)	(0.4)

Total accumulated amortization	(1.0)	(0.9)

Intangible assets, net	$0.7	$0.8

Amortization expense is expected to be incurred in subsequent years as follows:

(in millions)
Year	Amortization
2014	$0.1
2015	0.1
2016	0.1
2017	0.1
2018	0.1
Thereafter	0.2

$0.7

7.	Investment in Joint Venture

In November 2007, the equity investment in the Dowa Joint Venture, which was purchased as part of the metals business acquired from Olin Corporation, was recorded at a carrying value of zero as a result of the bargain purchase event recognized under the purchase method of accounting for the acquisition, creating a negative basis difference of $9.4 million. Based on management’s estimate as to the underlying commercial utility of the alloys that the Dowa Joint Venture manufactured and sold at the date of acquisition, the negative basis difference is being accreted on a straight-line basis over a 13-year period as an increase to equity earnings. Accretion of the negative basis difference of $0.7 million was reflected in equity income, net of tax in the accompanying consolidated statements of operations for each of the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the remaining negative basis difference was $5.0 million and $5.7 million, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company received cash dividends from the Dowa Joint Venture of $0.5 million, $1.0 million and $0.5 million, respectively, which were recorded as reductions in the Company’s investment in the Dowa Joint Venture. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.5 million, $1.0 million and $0.9 million, respectively, of equity income, net of tax, including $0.7 million of accretion of the negative basis difference in each year. The undistributed earnings of the Dowa Joint Venture in GBC’s retained earnings as of December 31, 2013 and 2012 totaled $1.1 million and $0.1 million, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

8.	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	As of December 31,
(in millions)	2013	2012
Deferred financing fees, net	$14.6	$17.1
Utility and other deposits	1.2	0.7
Other	0.8	—

Total other noncurrent assets	$16.6	$17.8

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2013	2012
Personnel expense	$19.4	$20.9
Workers’ compensation	14.5	15.8
Deferred revenue	9.8	—
Professional fees	2.7	2.1
Insurance	2.4	2.3
Utilities	1.6	1.8
Taxes	1.6	1.7
Tooling	0.7	0.7
Other	3.4	3.1

Total accrued liabilities	$56.1	$48.4

10.	Financing

Long-term debt consisted of the following:

	As of December 31,
(in millions)	2013	2012
Senior Secured Notes	$375.0	$375.0
ABL Facility	5.5	14.5

Total long-term debt	$380.5	$389.5

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”). The Senior Secured Notes are guaranteed by Holdings and substantially all of the existing and future 100%-owned U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in the Company’s fixed assets (which secure the ABL Facility, hereinafter defined, on a junior-priority basis) and by a junior-priority security interest in the Company’s accounts receivable and inventory (which secure the Company’s ABL Facility on a senior-priority basis). The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1, commencing on December 1, 2012.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended quarter. As of December 31, 2013, all of the net assets of the subsidiaries are restricted except for $37.5 million, which are permitted for dividend distributions under the Indenture. As of December 31, 2013, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

GBC is required to offer to redeem the Senior Secured Notes at a purchase price of 101% of their principal amount (plus accrued and unpaid interest) upon the occurrence of certain change of control events. In addition, upon the completion of certain asset dispositions, GBC may be required to offer to redeem the Senior Secured Notes at a purchase price of 100% of their principal amount (plus accrued and unpaid interest) if it does not apply the proceeds of such asset dispositions in accordance with the indenture by certain specified deadlines.

On and after June 1, 2016, GBC may redeem the Senior Secured Notes at its option at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, if redeemed during the 12-month period commencing on June 1 of the years set forth below:

Period	Redemption Price
2016	104.750%
2017	102.375%
2018 and thereafter	100.000%

Prior to June 1, 2016, GBC may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the applicable redemption date plus a specified “make-whole” premium.

In addition, at any time prior to June 1, 2015, GBC may redeem up to 25% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.50%, plus accrued and unpaid interest, if any, to the redemption date.

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

The unused portion of the ABL Facility was $194.0 million and $185.0 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25% and 4.50%, respectively. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of December 31, 2013, the Company was in compliance with all of its covenants under the ABL Facility.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

11.	Income Taxes

Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Domestic	$26.6	$24.6	$81.5
Foreign	4.8	6.5	4.3

Total	$31.4	$31.1	$85.8

The provision for income taxes is summarized as follows:

(in millions)	Year Ended December 31,
	2013	2012	2011
Current tax provision
U.S. federal	$15.7	$10.4	$16.5
State and local	2.5	1.9	3.3
Foreign	1.9	1.7	1.1

Total current	20.1	14.0	20.9

Deferred tax provision
U.S. federal	2.2	4.4	10.2
State and local	0.3	0.5	0.2
Foreign	(0.4)	0.3	0.1

Total deferred	2.1	5.2	10.5

Total provision	$22.2	$19.2	$31.4

The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Statutory provision rate	35.0%	35.0%	35.0%

Permanent differences and other items
State tax provision	6.1%	6.7%	3.9%
Section 199 manufacturing credit	(5.2%)	(3.2%)	(2.3%)
Incremental tax effects of foreign earnings	0.6%	1.8%	0.2%
Return to provision adjustments	(0.6%)	1.2%	(0.7%)
Valuation allowance	0.9%	—	—
Re-rate of deferred taxes	0.4%	(0.8%)	(0.3%)
Non-deductible non-cash compensation	32.7%	22.0%	0.4%
Other	0.8%	(1.0%)	0.4%

Effective income tax rate	70.7%	61.7%	36.6%

The “Non-deductible non-cash compensation” expense as described further in note 17, “Profits Interest Awards,” is not deductible in the Company’s tax returns and has been reflected as a permanent difference in the effective tax rate reconciliations above.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are comprised of the following:

(in millions)	As of December 31,
	2013	2012
Deferred tax assets
Inventory	$47.1	$48.9
Accruals and other reserves	7.5	7.7
Accounts receivable	0.8	1.1
UNICAP adjustment	1.7	1.3
Derivative contracts	0.4	0.5
Other	1.6	0.7

Less: Valuation Allowance	0.3	—

Gross deferred tax assets	$58.8	$60.2

Deferred tax liabilities
Investments in foreign entities	$7.7	$7.3
Fixed assets and intangibles	12.5	11.1
Financing fees	1.8	2.2

Gross deferred tax liability	22.0	20.6

Net deferred tax asset	$36.8	$39.6

Net current deferred tax asset	$32.2	$33.5
Net non-current deferred tax asset	4.6	6.1

Net deferred tax asset	$36.8	$39.6

At December 31, 2013 and 2012, the inventory deferred tax asset includes $24.5 million and $25.5 million, respectively, related to the impact of the November 19, 2007 purchase price allocations to LIFO inventories for tax purposes, which resulted in a bargain purchase gain. There is a corresponding liability recorded in the Company’s other noncurrent liabilities in the consolidated balance sheets in accordance with the provisions of ASC 740, Income Taxes.

At December 31, 2013, the Company has a foreign tax credit carryforward of $1.1 million which will expire by 2023.

We record deferred tax assets for the estimated future benefit of foreign tax credits and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2013, we recorded a $0.3 million charge to establish a valuation allowance against our foreign tax credits.

The Company does not assert permanent reinvestment on the excess of its financial reporting over tax basis of its foreign investments. As a result, deferred tax liabilities of $7.7 million and $7.3 million have been established on the U.S. federal and state income taxes, net of applicable credits, on the excess financial reporting over tax basis of its foreign entities at December 31, 2013 and 2012, respectively. The Company plans foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of its foreign subsidiaries and its domestic operations.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The Company accounts for its income tax positions under the provisions of ASC 740, which prescribes a minimum threshold a tax position is required to meet before being recognized in these consolidated financial statements. ASC 740 requires the Company to recognize in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position.

The Company is subject to income taxation in several jurisdictions around the world. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it has adequately reserved for any potential tax exposures at December 31, 2013. The Internal Revenue Service completed its examination of the Company’s income tax returns through the period ended December 31, 2010. The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended September 30, 2010 and all subsequent periods remain open for audit.

At December 31, 2013 and 2012, the Company had $26.0 million and $27.4 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of both December 31, 2013 and 2012 were $0.1 million. The Company’s liability for uncertain tax positions, including accrued interest and penalties, of $26.1 million and $27.5 million at December 31, 2013 and 2012, respectively, are presented in other noncurrent liabilities in the consolidated balance sheets.

A reconciliation of the summary of activity of the Company’s uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2012	$31.3
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(2.0)
Reductions due to tax settlements	(1.5)
Reductions due to tax statute of limitations	(0.4)

Balance at December 31, 2012	$27.4
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(1.4)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—

Balance at December 31, 2013	$26.0

12.	Employee Defined Contribution Plans and Multi-Employer Pension Plans

The Company has a retirement savings plan (the “Plan”) for all of its domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the Plan, subject to aggregate limits required by the Internal Revenue Code. The Plan provides for discretionary matching contributions under certain circumstances, for employees based on location, pay status and membership in a collective bargaining unit. In addition, the Company provides a retirement contribution to certain employees based on location and age. The Company contributed $7.9 million, $7.4 million and $7.4 million to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM National Pension Plan (“IAM Plan”). The IAM Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these multi-employer plans are different from single-employer plans, as the Company can be subject to additional risks if others do not meet their obligations. The Company recorded expense of $3.3 million, $2.7 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in cost of sales in the consolidated statements of operations. The Company’s participation in the IAM Plan for the annual period ended December 31, 2013, is outlined in the table below. There have been no significant changes that affect the comparability of 2013 and 2012 contributions. The IAM Plan’s year-end is December 31 and the plan reported $351.0 million and $350.4 million in employers’ contributions for the years ended December 31, 2012 and 2011, respectively.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2012 and 2011)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2013)	$3.3 million
Company Contributions (FY 2012)	$2.7 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 5, 2017

*	Plans in the green zone are at least 80 percent funded.

At the date the financial statements were issued, Forms 5500 were not available for the plan year ended in 2013.

13.	Derivative Contracts

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of recognized derivative assets and liabilities, the net amounts presented in the consolidated balance sheets, and the net amounts after deducting collateral that has been deposited with counterparties:

	As of December 31, 2013
(in millions, except contract data or otherwise stated)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received
Open metal contracts (a)	$0.8	$(0.3)	$0.5	$—	$—	$0.5
Open natural gas contracts (a)	0.2	—	0.2	—	—	0.2
Open electricity contracts (a)	0.3	(0.1)	0.2	—	—	0.2

Total	$1.3	$(0.4)	$0.9	$—	$—	$0.9

(a)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 265, 39 and 37, respectively.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.9

Total	$0.9

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Deposited
Open metal contracts (b)	$0.3	$(0.3)	$—	$—	$—	$—
Open natural gas contracts (b)	—	—	—	—	—	—
Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$0.4	$(0.4)	$—	$—	$—	$—

(b)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 132, 4 and 20, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	As of December 31, 2012
(in millions, except contract data or otherwise stated)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$0.6	$(0.2)	$0.4	$—	$—	$0.4
Open natural gas contracts (a)	—	—	—	—	—	—
Open electricity contracts (a)	0.2	—	0.2	—	—	0.2
Interest rate cap agreements (a)	—	—	—	—	—	—

Total	$0.8	$(0.2)	$0.6	$—	$—	$0.6

(a)	As of December 31, 2012, the Company had open metal, natural gas, electricity and interest rate cap agreements contracts of 208, 6, 17 and 2, respectively.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.6
Other noncurrent assets	—

Total	$0.6

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$0.2	$(0.2)	$—	$—	$—	$—
Open electricity contracts (b)	—	—	—	—	—	—

Total	$0.2	$(0.2)	$—	$—	$—	$—

(b)	As of December 31, 2012, the Company had open metal and electricity contracts of 85 and 1, respectively.

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Year Ended December 31,
	2013	2012	2011
Cost of sales
Realized and unrealized (gain) loss—metal contracts	$(0.9)	$1.3	$3.9
Realized and unrealized (gain) loss—natural gas contracts	(0.2)	0.1	0.5
Realized and unrealized loss—electricity contracts	0.1	0.2	0.1

Total	$(1.0)	$1.6	$4.5

Interest expense
Realized and unrealized loss—interest rate cap agreements	$—	$0.2	$1.9

14.	Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

(in millions)	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.5	$—	$0.5
Open natural gas contracts	—	0.2	—	0.2
Open electricity contracts	—	0.2	—	0.2

Total assets	$—	$0.9	$—	$0.9

(in millions)	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.4	$—	$0.4
Open natural gas contracts	—	—	—	—
Open electricity contracts	—	0.2	—	0.2
Interest rate cap agreements	—	—	—	—

Total assets	$—	$0.6	$—	$0.6

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

The Company’s interest rate cap agreements were considered Level 2 fair value measurements as the pricing were derived from discounting the future expected cash flows that would occur if variable interest rates rise above the strike rates of the caps. The variable interest rates used in the calculation of projected cash flows on the caps were based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities that were observable at commonly quoted intervals.

The Company does not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2013 or 2012.

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturities of these

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of December 31, 2013 and 2012, the fair value of the Company’s Senior Secured Notes approximated $428.4 million and $406.9 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

15.	Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) are majority shareholders of Halkos. As of December 31, 2013, Halkos beneficially owned 34.4% of the outstanding shares of Holdings. On February 3, 2014 the Company completed the Additional Follow-on Public Offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

In May 2013, in connection with the IPO, the Company terminated an agreement whereby affiliates of KPS Funds charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). As a result of the termination prior to the expiration of the initial term, the Company was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid $4.5 million to the affiliates of KPS Funds related to the Company’s early termination and all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4.8 million for the year ended December 31, 2013, which included the Company’s early termination fee as well as the costs incurred pursuant to the Management Services Agreement prior to its early termination. The total charges incurred pursuant to the Management Services Agreement were $1.0 million for each of the years ended December 31, 2012 and 2011, of which $0.3 million was included in accrued liabilities at December 31, 2012. Additionally, pursuant to the Management Services Agreement, the Company is required to reimburse the KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were $0.1 million and $0.2 million for the year ended December 31, 2012 and 2011, respectively. There were no costs for the year ended December 31, 2013.

The Company and KPS Funds entered into an agreement dated October 18, 2011 whereby the KPS Funds agreed to reimburse the Company for specific incremental costs directly attributable to an offering of equity securities (the “KPS Reimbursement Obligation”). As of December 31, 2012, the Company had recorded $4.9 million as a receivable from stockholder pertaining to the KPS Reimbursement Obligation. Pursuant to the completion of the offering that occurred on May 29, 2013, KPS Funds reimbursed the Company all amounts owed in connection with the KPS Reimbursement Obligation.

Pursuant to an amendment to the investor rights agreement, dated as of November 22, 2013, Halkos has agreed to pay, subject to certain exceptions and qualifications, 50% of the registration expenses (as defined in the investor rights agreement) relating to the Additional Follow-on Public Offering. As of December 31, 2013, the Company had recorded a receivable of $0.2 million in prepaid expenses and other current assets in the consolidated balance sheet.

16.	Commitments and Contingencies

Environmental Considerations

The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

On November 19, 2007 (the date of inception of Holdings), the Company acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify the Company for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at the Company’s properties, the Company could be required to assume responsibility for these activities, the cost of which could be material.

Insurance Coverage

The Company maintains Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $0.3 million per occurrence for all GBC employees, except for employees of our Chase Brass division, which has a deductible of $0.1 million per occurrence and a specific stop loss maximum of $2.0 million.

The Company is self-insured for workers’ compensation claims assumed from its predecessor company for activity prior to November 19, 2007 and benefits paid under employee health care programs. Workers’ compensation claims relating to activity after November 19, 2007 are covered by a loss funding insurance arrangement whereby the Company makes a fixed payment to the insurer which is used to pay submitted claims. The Company is self-insured for annual workers’ compensation costs relating to activity after November 19, 2007 of up to $0.5 million per occurrence.

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

Operating Leases

The Company has operating leases covering certain of its facilities and equipment under non-cancelable lease agreements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)
Year	Payment
2014	$2.0
2015	1.5
2016	1.0
2017	0.5
2018	0.4
Thereafter	—

Total minimum lease payments	$5.4

Rental expense under all operating leases was approximately $3.3 million, $3.6 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded in the consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.

17.	Profits Interest Awards

Halkos granted, pursuant to the Halkos Equity Plan, non-voting membership interests to select members of the Company’s management titled Class B Shares.

Despite the fact that these Shares are in the form of equity, the Class B Shares were considered a profit sharing plan due to certain aspects of the plan, primarily the ability of Halkos to repurchase the Shares at no cost from the employee holding such shares. Award recipients substantively derive economic value in the instrument through profit sharing distributions. Accordingly, the Class B Shares were a compensation liability award accounted for as a profit sharing arrangement by Halkos. Because the awards were granted by Halkos, an economic interest holder of the Company, to employees of the Company, distributions were accounted for by the Company as non-cash compensation expense with a corresponding increase in additional paid-in capital to reflect the deemed capital contribution by Halkos. Expense on the Class B Shares was recorded in the period in which distributions to Class B award holders were determined to be probable.

Non-cash compensation expense of $8.9 million, $19.5 million and $0.9 million is included as a component of selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

In June 2013, Halkos modified the Halkos LLC Agreement to eliminate its right to acquire all or a portion of the Class B Shares. This modification to the Halkos LLC Agreement triggered the recognition of additional non-cash compensation expense reflecting the fair value of vested Class B Shares as of the date of modification. The observable market price of the Company’s publicly traded shares was used to determine the fair value of the Class B Shares. In June 2013, the Company recognized $20.4 million of incremental non-cash compensation expense as a result of the modification and no additional expense will be incurred by the Company in any future period.

18.	Segment Information

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

Oster is a processing distributor of primarily copper and copper-alloy sheet, strip and foil. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. Oster’s products are used in three primary end markets: building and housing, automotive and electronics/electrical components.

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Segment Adjusted EBITDA.

Segment Adjusted EBITDA is an EBITDA based measure of operating performance, with EBITDA being defined by the Company as net income (loss) attributable to Global Brass and Copper Holdings, Inc., adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation expense and amortization expense. The Company defines Segment Adjusted EBITDA as EBITDA further adjusted to exclude unrealized gains and losses on derivative contracts, lower of cost or market adjustments to inventory, LIFO-based gains and losses, non-cash compensation expense, share-based compensation expense, loss on extinguishment of debt and non-cash income accretion related to the Company’s joint venture investment, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations. Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments and the elimination of intercompany balances. The Chief Operating Decision Maker is not provided with nor reviews assets by segment for purposes of allocating resources.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Below is a reconciliation of the Company’s Segment Adjusted EBITDA to income before provision for income taxes and equity income:

(in millions)	Year Ended December 31,
	2013	2012	2011
Net Sales, External Customers
Olin Brass	$820.5	$676.6	$718.2
Chase	622.0	647.7	705.0
Oster	316.0	326.2	355.9

Total net sales, external customers	$1,758.5	$1,650.5	$1,779.1

Intersegment Net Sales
Olin Brass	$53.6	$46.3	$48.3
Chase	—	0.3	0.6
Oster	0.2	0.2	0.3

Total intersegment net sales	$53.8	$46.8	$49.2

Segment Adjusted EBITDA
Olin Brass	$48.3	$45.1	$45.3
Chase	67.2	66.6	73.7
Oster	16.9	19.5	17.9

Total segment adjusted EBITDA	132.4	131.2	136.9
Corporate and Eliminations	(23.5)	(20.6)	(19.6)
Loss on extinguishment of debt	—	(19.6)	—
Depreciation and amortization	(8.6)	(6.9)	(4.7)
Interest expense	(39.8)	(39.7)	(40.0)
Equity method investment income (a)	(0.8)	(0.3)	(0.2)
Net income attributable to noncontrolling interest	0.3	0.4	0.2
LIFO liquidation gain	2.0	4.8	15.2
Lower of cost or market adjustment to inventory	(0.3)	(0.3)	—
Unrealized gain (loss) on derivative contracts	0.2	1.6	(1.1)
Share-based compensation expense	(1.2)	—	—
Compensation expense—profits interest awards	(29.3)	(19.5)	(0.9)

Income before provision for income taxes and equity income	$31.4	$31.1	$85.8

(a)	Excludes accretion income of $0.7 million in each of the years ended December 31, 2013, 2012 and 2011. Equity method investment income is exclusive to Olin Brass.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization
Olin Brass	$5.0	$3.8	$2.6
Chase	3.0	2.5	1.9
Oster	0.3	0.3	0.2
Corporate and Eliminations	0.3	0.3	—

Total depreciation and amortization	$8.6	$6.9	$4.7

LIFO liquidation gain/(loss)
Olin Brass	$0.1	$0.2	$8.4
Chase	1.9	1.6	—
Oster	—	4.5	7.1
Corporate and Eliminations	—	(1.5)	(0.3)

Total LIFO liquidation gain	$2.0	$4.8	$15.2

Capital expenditures
Olin Brass	$18.0	$12.5	$10.8
Chase	6.9	6.8	10.2
Oster	0.6	0.6	0.5
Corporate and Eliminations	0.1	0.5	0.9

Total capital expenditures	$25.6	$20.4	$22.4

Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

(in millions)	Year Ended December 31,
	2013	2012	2011
Net sales:
United States	$1,660.1	$1,556.9	$1,691.0
Asia Pacific	56.5	53.6	54.6
Mexico	41.9	40.0	33.5

Total net sales	$1,758.5	$1,650.5	$1,779.1

Substantially all long-lived assets are maintained in the United States.

In 2013, net sales to one major customer amounted to $182.4 million, which represents 10.4% of the Company’s consolidated net sales to external customers. The Company’s Olin Brass segment sells to this major customer. No customer represented 10 percent or more of consolidated revenues in 2012 or 2011.

19.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding and diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

shares been issued. Potentially dilutive securities include stock options and nonvested share awards. Nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

(in millions, except per share data)	Year Ended December 31,
	2013	2012	2011
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$12.5	$55.1

Denominator
Weighted-average common shares outstanding	21.1	21.1	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	—	—

Weighted-average common shares outstanding, assuming dilution	21.2	21.1	21.1

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.49	$0.59	$2.61
Diluted	$0.49	$0.59	$2.61

During the year ended December 31, 2013, the Company granted 107,895 options to purchase shares of common stock, 141,486 nonvested shares of restricted stock, and 103,273 nonvested performance-based shares to certain members of the Company’s management and its Board of Directors. The computation of weighted-average common shares outstanding, assuming dilution, for the year ended December 31, 2013, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options, vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion was met at December 31, 2013. Weighted-average common shares outstanding, assuming dilution, for the year ended December 31, 2013 excludes stock options to purchase 3,451 shares because they were anti-dilutive.

20.	Stock Split

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

The consolidated balance sheets have been retroactively adjusted for the impact of the stock split by an increase to common stock of $0.2 million with an offsetting charge to accumulated deficit.

21.	Share-based Compensation

The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013. The 2013 Plan provides for an aggregate

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

of 1,111,053 shares of Global Brass and Copper Holdings, Inc.’s common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance shares and other equity-based awards. Pursuant to the 2013 Plan, in the year ended December 31, 2013, the Company granted non-qualified options, restricted stock and performance-based shares to certain employees and members of the Company’s management and its Board of Directors. At December 31, 2013, 839,867 shares were available for future grant in the form of options, restricted shares or stock appreciation rights.

The Company will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock.

Stock Options

The exercise prices of stock options are equal to no less than the fair market value of common stock at the time of grant. Stock options will generally vest in three equal installments on the anniversary of the date of grant and have a maximum term of ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average inputs for the option pricing model:

2013
Expected volatility	55%
Risk-free interest rate	1.3%
Dividend yield	1. 3%
Expected term	6.0 years

There was no active external or internal historical market for the Company’s common shares at the time of grant. Thus, it was not possible to estimate the expected volatility of the Company’s share price in estimating the fair value of options granted. Accordingly, as a substitute for such volatility, the Company estimated volatility based on the average of ten of its publicly traded peers.

The risk-free interest rate assumption in the Black-Scholes option-pricing model is based upon the U.S. Treasury bond rate consistent with the expected term assumption. The dividend yield assumption is based on Global Brass and Copper Holdings, Inc.’s expectation of dividend payouts.

Because the Company has no historical information concerning stock option exercise behavior by its employees and such information is not readily available from a peer group of companies, the expected term was estimated using the “simplified” method permitted by Staff Accounting Bulletin Topic 14 issued by the Securities and Exchange Commission (“SEC”).

Following is a summary of the status of stock option activities during 2013:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	—	$—
Granted	107,895	11.27
Exercised	—	—
Forefeited or expired	—	—

Outstanding at December 31, 2013	107,895	$11.27	9.4	$0.6

Options exercisable at December 31, 2013	23,210	$11.00	9.4	$0.1

The weighted-average grant date fair value of stock options granted during 2013 was $5.21.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013, the Company had $0.4 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of 2.3 years.

Restricted Stock

Restricted stock is granted to certain employees and the cost of these awards is determined using the market price of the Company’s common stock on the date of grant. Of the 141,486 total shares of restricted stock, 54,625 shares of restricted stock issued to management will vest over three years after the closing date of the IPO, 61,861 shares issued to certain executive officers and other employees will vest on the first anniversary of the closing date of the IPO and 25,000 shares issued to four of our directors will vest 218 days after the closing date of the IPO. Compensation is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in restricted stock under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock—December 31, 2012	—	$—
Granted	141,486	11.34
Vested	(10,938)	11.00
Forfeited	—	—

Nonvested restricted stock—December 31, 2013	130,548	$11.37

The total fair value of restricted stock that vested during 2013 was $0.2 million.

At December 31, 2013, total unrecognized compensation cost related to nonvested restricted stock was $0.7 million and is expected to be recognized over a weighted average period of 1.5 years.

Performance Shares

The fair value of performance share grants is determined based on the market price of the Company’s common stock on the date of grant. The number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to the established financial targets. For the performance shares issued in 2013, the financial target is the Company’s return on net assets (“RONA”) as of the end of 2013. The number of shares earned could range from 0% to 205% of the 2013 performance shares granted and the amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. The number of performance shares earned generally vest in three equal installments on the anniversary date of the grant. The Company recognizes compensation expense related to performance share grants using the graded-vesting method over the vesting periods. A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares—December 31, 2012	—	$—
Granted	103,273	11.35
Vested	(3,646)	13.14
Unearned or forfeited (a)	(81,468)	11.28

Nonvested performance shares—December 31, 2013	18,159	$11.31

(a)	Includes shares granted in 2013 that were not earned based on performance provisions of the award grants.

The total fair value of performance shares that vested during 2013 was $0.1 million.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

At December 31, 2013, total unrecognized compensation cost related to the performance share awards granted of $0.1 million is expected to be recognized over a weighted average period of 1.6 years.

Share-Based	Compensation Expense

The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to the Company’s stock options, restricted stock and performance share awards for the year ended December 31, 2013:

(in millions)	Year Ended December 31, 2013
Stock Options	$0.2
Restricted Stock	0.9
Performance Shares	0.1

Total pre-tax share-based compensation expense	$1.2

Net tax benefit related to share-based compensation expense	$0.5

There were no costs related to share-based compensation that were capitalized.

22.	Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in note 10, “Financing”. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt under the Indenture (collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

Holdings is also a guarantor of the ABL Facility and substantially all of its 100%-owned U.S. subsidiaries are borrowers under, or guarantors of, the ABL Facility on a senior secured basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3.3	$3.9	$3.6	$—	$10.8
Accounts receivable, net of allowance	—	5.2	150.3	16.3	—	171.8
Inventories	—	0.1	172.4	18.4	—	190.9
Prepaid expenses and other current assets	—	8.9	13.1	0.2	—	22.2
Deferred income taxes	—	32.2	—	—	—	32.2
Income tax receivable, net	—	4.3	—	—	—	4.3

Total current assets	—	54.0	339.7	38.5	—	432.2
Property, plant and equipment, net	—	0.9	86.7	0.4	—	88.0
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	0.2	646.6	21.1	—	(667.9)	—
Intercompany accounts	—	—	310.5	—	(310.5)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	15.1	1.5	—	—	16.6

Total assets	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$83.4	$1.7	$—	$85.4
Accrued liabilities	—	18.7	36.7	0.7	—	56.1
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.1	0.1	0.3	—	0.5

Total current liabilities	—	22.4	120.2	2.7	—	145.3
Long-term debt	—	380.5	—	—	—	380.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Obligations and advances in excess of investment in subsidiary	—	—	—	—	—	—
Intercompany accounts	7.6	291.8	—	11.1	(310.5)	—

Total liabilities	7.6	721.0	120.2	13.8	(310.5)	552.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(7.4)	0.2	646.6	21.1	(667.9)	(7.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total (deficit) / equity	(7.4)	0.2	646.6	25.1	(667.9)	(3.4)

Total liabilities and (deficit) / equity	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$8.5	$—	$5.5	$(0.1)	$13.9
Accounts receivable, net of allowance	—	4.6	144.5	15.2	—	164.3
Inventories	—	0.4	158.7	15.9	(0.6)	174.4
Prepaid expenses and other current assets	—	9.2	2.6	0.3	—	12.1
Deferred income taxes	—	33.5	—	—	—	33.5
Income tax receivable, net	—	1.7	—	—	(0.4)	1.3

Total current assets	—	57.9	305.8	36.9	(1.1)	399.5
Property, plant and equipment, net	—	1.2	69.6	0.3	—	71.1
Investment in joint venture	—	—	3.0	—	—	3.0
Investment in subsidiaries	—	522.9	19.9	—	(542.8)	—
Intercompany accounts	—	—	223.1	—	(223.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.8	—	—	0.8
Deferred income taxes	—	6.1	—	—	—	6.1
Other noncurrent assets	—	17.1	0.7	—	—	17.8

Total assets	$—	$605.2	$627.3	$37.2	$(767.0)	$502.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$1.4	$77.4	$2.9	$(0.1)	$81.6
Accrued liabilities	—	20.5	27.0	0.9	—	48.4
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.2	—	0.4	(0.4)	0.2

Total current liabilities	—	25.4	104.4	4.2	(0.5)	133.5
Long-term debt	—	389.5	—	—	—	389.5
Other noncurrent liabilities	—	27.5	—	—	—	27.5
Obligations and advances in excess of investment in subsidiary	42.5	—	—	—	(42.5)	—
Intercompany accounts	8.9	205.3	—	9.5	(223.7)	—

Total liabilities	51.4	647.7	104.4	13.7	(266.7)	550.5

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(51.4)	(42.5)	522.9	19.9	(500.3)	(51.4)
Noncontrolling interest	—	—	—	3.6	—	3.6

Total (deficit) / equity	(51.4)	(42.5)	522.9	23.5	(500.3)	(47.8)

Total liabilities and (deficit) / equity	$—	$605.2	$627.3	$37.2	$(767.0)	$502.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Operations Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,693.9	$98.4	$(33.8)	$1,758.5
Cost of sales	—	0.1	1,519.3	90.6	(33.8)	1,576.2

Gross profit (loss)	—	(0.1)	174.6	7.8	—	182.3
Selling, general and administrative expenses	5.9	36.8	65.1	3.0	—	110.8

Operating income (loss)	(5.9)	(36.9)	109.5	4.8	—	71.5
Interest expense	—	39.8	—	—	—	39.8
Other (income) expense, net	—	0.4	(0.1)	—	—	0.3

Income (loss) before provision for (benefit from) income taxes and equity income	(5.9)	(77.1)	109.6	4.8	—	31.4
Provision for (benefit from) income taxes	(2.3)	(20.9)	43.9	1.5	—	22.2

Income (loss) before equity income	(3.6)	(56.2)	65.7	3.3	—	9.2
Equity income, net of tax	14.0	70.2	4.5	—	(87.2)	1.5

Net income	10.4	14.0	70.2	3.3	(87.2)	10.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$14.0	$70.2	$3.0	$(87.2)	$10.4

(in millions)	Condensed Consolidating Statement of Operations Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,584.3	$93.7	$(27.5)	$1,650.5
Cost of sales	—	0.1	1,409.6	85.1	(27.5)	1,467.3

Gross profit (loss)	—	(0.1)	174.7	8.6	—	183.2
Selling, general and administrative expenses	1.4	30.8	57.9	2.6	—	92.7

Operating income (loss)	(1.4)	(30.9)	116.8	6.0	—	90.5
Interest expense	—	39.7	—	—	—	39.7
Loss on extinguishment of debt	—	19.6	—	—	—	19.6
Other (income) expense, net	—	0.7	(0.1)	(0.5)	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(1.4)	(90.9)	116.9	6.5	—	31.1
Provision for (benefit from) income taxes	(0.5)	(30.1)	47.8	2.0	—	19.2

Income (loss) before equity income	(0.9)	(60.8)	69.1	4.5	—	11.9
Equity income, net of tax	13.4	74.2	5.1	—	(91.7)	1.0

Net income	12.5	13.4	74.2	4.5	(91.7)	12.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Net income attributable to Global Brass and Copper Holdings, Inc.	$12.5	$13.4	$74.2	$4.1	$(91.7)	$12.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Operations Year Ended December 31, 2011
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,713.4	$88.1	$(22.4)	$1,779.1
Cost of sales	—	0.8	1,523.7	81.4	(22.4)	1,583.5

Gross profit (loss)	—	(0.8)	189.7	6.7	—	195.6
Selling, general and administrative expenses	1.7	15.7	49.4	2.6	—	69.4

Operating income (loss)	(1.7)	(16.5)	140.3	4.1	—	126.2
Interest expense	—	39.9	0.1	—	—	40.0
Other (income) expense, net	—	0.3	0.3	(0.2)	—	0.4

Income (loss) before provision for (benefit from) income taxes and equity income	(1.7)	(56.7)	139.9	4.3	—	85.8
Provision for (benefit from) income taxes	(0.6)	(20.8)	51.6	1.2	—	31.4

Income (loss) before equity income	(1.1)	(35.9)	88.3	3.1	—	54.4
Equity income, net of tax	56.2	92.1	3.8	—	(151.2)	0.9

Net income	55.1	56.2	92.1	3.1	(151.2)	55.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net income attributable to Global Brass and Copper Holdings, Inc.	$55.1	$56.2	$92.1	$2.9	$(151.2)	$55.1

(in millions)	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10.4	$14.0	$70.2	$3.3	$(87.2)	$10.7
Foreign currency translation adjustment, net of tax	(1.0)	(1.0)	(1.6)	0.3	2.4	(0.9)

Comprehensive income	9.4	13.0	68.6	3.6	(84.8)	9.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.4	$13.0	$68.6	$3.2	$(84.8)	$9.4

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12.5	$13.4	$74.2	$4.5	$(91.7)	$12.9
Foreign currency translation adjustment, net of tax	(0.4)	(0.4)	(0.6)	1.1	(0.1)	(0.4)

Comprehensive income	12.1	13.0	73.6	5.6	(91.8)	12.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.1	$13.0	$73.6	$5.2	$(91.8)	$12.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2011
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$55.1	$56.2	$92.1	$3.1	$(151.2)	$55.3
Foreign currency translation adjustment, net of tax	0.4	0.4	0.4	(0.4)	(0.3)	0.5

Comprehensive income	55.5	56.6	92.5	2.7	(151.5)	55.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$55.5	$56.6	$92.5	$2.4	$(151.5)	$55.5

(in millions)	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.8	$(0.2)	$29.1	$0.4	$(2.7)	$27.4
Cash flows from investing activities
Capital expenditures	—	(0.1)	(25.4)	(0.1)	—	(25.6)
Payable to/receivable from subsidiaries	(4.9)	4.9	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Net cash used in investing activities	(4.9)	4.8	(25.2)	(0.1)	—	(25.4)
Cash flows from financing activities
Borrowings on ABL Facility	—	420.8	—	—	—	420.8
Payments on ABL Facility	—	(429.8)	—	—	—	(429.8)
Dividends paid	(0.8)	(0.8)	—	(2.0)	2.8	(0.8)
Net payments (amounts due) from stockholder	4.9	—	—	—	—	4.9

Net cash provided by (used in) financing activities	4.1	(9.8)	—	(2.0)	2.8	(4.9)
Effect of foreign currency exchange rate changes	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash	—	(5.2)	3.9	(1.9)	0.1	(3.1)
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9

Cash at end of period	$—	$3.3	$3.9	$3.6	$—	$10.8

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$73.6	$58.0	$19.8	$1.3	$(70.8)	$81.9
Cash flows from investing activities
Capital expenditures	—	(0.5)	(19.8)	(0.1)	—	(20.4)
Capital distributions from subsidiary	86.4	—	—	—	(86.4)	—
Payable to subsidiaries	2.5	—	—	—	(2.5)	—
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	88.9	(0.5)	(19.8)	(0.1)	(88.9)	(20.4)
Cash flows from financing activities
Deferred financing fees	—	(12.9)	—	—	—	(12.9)
Proceeds from senior secured notes	—	375.0	—	—	—	375.0
Payments on term loan	—	(310.9)	—	—	—	(310.9)
Borrowings on ABL Facility	—	204.3	—	—	—	204.3
Payments on ABL Facility	—	(189.8)	—	—	—	(189.8)
Distribution to stockholder	(160.0)	(160.0)	—	—	160.0	(160.0)
Net payments (amounts due) from stockholder	(2.5)	—	—	—	—	(2.5)

Net cash provided by (used in) financing activities	(162.5)	(94.3)	—	—	160.0	(96.8)
Effect of foreign currency exchange rate changes	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash	—	(36.8)	—	0.9	0.3	(35.6)
Cash at beginning of period	—	45.3	—	4.6	(0.4)	49.5

Cash at end of period	$—	$8.5	$—	$5.5	$(0.1)	$13.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2011
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$37.4	$22.2	$2.7	$2.5	$64.8
Cash flows from investing activities
Capital expenditures	—	(0.9)	(21.4)	(0.1)	—	(22.4)
Payable to subsidiaries	2.4	—	—	—	(2.4)	—
Proceeds from sale of property, plant and equipment	—	—	0.1	—	—	0.1

Net cash used in investing activities	2.4	(0.9)	(21.3)	(0.1)	(2.4)	(22.3)
Cash flows from financing activities
Deferred financing fees	—	(1.7)	—	—	—	(1.7)
Payments on term loan	—	(3.3)	—	—	—	(3.3)
Borrowings on ABL Facility	—	168.0	—	—	—	168.0
Payments on ABL Facility	—	(168.0)	—	—	—	(168.0)
Principal payments under capital lease obligation	—	—	(0.9)	—	—	(0.9)
Net payments (amounts due) from stockholder	(2.4)	—	—	—	—	(2.4)

Net cash provided by (used in) financing activities	(2.4)	(5.0)	(0.9)	—	—	(8.3)
Effect of foreign currency exchange rate changes	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash	—	31.5	—	2.4	0.1	34.0
Cash at beginning of period	—	13.8	—	2.2	(0.5)	15.5

Cash at end of period	$—	$45.3	$—	$4.6	$(0.4)	$49.5

23.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)	2013
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net sales	$445.0	$461.5		$439.2	$412.8
Gross profit	46.9	51.7		45.3	38.4	(B)
Income (loss) before provision for (benefit from) income taxes and equity income	17.1	(11.1	)(A)	15.0	10.4
Net income (loss)	11.5	(17.1)		10.0	6.3
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	11.4	(17.1)		9.9	6.2
Net income (loss) attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.54	(0.81)		0.47	0.29
Diluted	0.54	(0.81)		0.47	0.29

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	2012
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net sales	$443.4	$417.0		$394.0	$396.1
Gross profit	50.0	47.1		44.4	41.7	(D)
Income (loss) before provision for (benefit from) income taxes and equity income	22.0	(21.1	)(C)	17.6	12.6
Net income (loss)	14.1	(19.9)		11.1	7.6
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	14.0	(20.0)		11.0	7.5
Net income (loss) attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.66	(0.95)		0.52	0.36
Diluted	0.66	(0.95)		0.52	0.36

(A)	Includes $29.3 million profits interest compensation expense.
(B)	Includes $2.0 million gain from liquidation of LIFO inventory layers.
(C)	Includes $19.6 million loss on debt extinguishment and $19.5 million profits interest compensation expense.
(D)	Includes $4.8 million gain from liquidation of LIFO inventory layers.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

24.	Subsequent Events

On February 3, 2014, the Company completed its Additional Follow-on Public Offering. See further discussion in note 1, “Organization and Formation of the Company” and note 15, “Related Parties” in these notes to the consolidated financial statements.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Balance Sheets

	As of December 31,
(In millions, except par value data)	2013	2012
Assets
Current assets:
Cash	$—	$—

Total current assets	—	—
Investment in subsidiary	0.2	—

Total assets	$0.2	$—

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$—

Total current liabilities	—	—
Payable to subsidiary	7.6	8.9
Obligations and advances in excess of investment in subsidiary	—	42.5

Total liabilities	7.6	51.4

Stockholders’ deficit:
Common stock—$.01 par value; 80.0 shares authorized; 21.3 and 21.1 shares issued and outstanding at December 31, 2013 and 2012, respectively	0.2	0.2
Additional paid-in capital	30.5	—
Accumulated deficit	(38.6)	(48.2)
Accumulated other comprehensive income	0.5	1.5
Receivable from stockholder	—	(4.9)

Total stockholders’ deficit	(7.4)	(51.4)

Total liabilities and stockholders’ deficit	$0.2	$—

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statement of Operations

	Year Ended December 31,
(In millions)	2013	2012	2011
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	5.9	1.4	1.7

Loss before income taxes and equity income	(5.9)	(1.4)	(1.7)
Benefit from income taxes	(2.3)	(0.5)	(0.6)

Loss before equity income	(3.6)	(0.9)	(1.1)
Equity income, net of tax	14.0	13.4	56.2

Net income	$10.4	$12.5	$55.1

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Net income	$10.4	$12.5	$55.1
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(1.0)	(0.4)	0.4

Comprehensive income	$9.4	$12.1	$55.5

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by operating activities	$0.8	$73.6	$—

Cash flows from investing activities
Capital distributions from subsidiary	—	86.4	—
Payable to subsidiary	(4.9)	2.5	2.4

Net cash (used in) provided by investing activities	(4.9)	88.9	2.4

Cash flows from financing activities
Distributions to stockholder	—	(160.0)	—
Dividends paid	(0.8)	—	—
Amounts due from stockholder	4.9	(2.5)	(2.4)

Net cash provided by (used in) financing activities	4.1	(162.5)	(2.4)

Net increase (decrease) in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Notes to Condensed Financial Information of Registrant

December 31, 2013

1.	Basis of Presentation

Global Brass and Copper, Inc. (“GBC”) is a direct subsidiary of Global Brass and Copper Holdings, Inc. (the “Company”). Under the terms of the agreements governing the 9.50% Senior Secured Notes (“Senior Secured Notes”) issued by GBC and the asset-based revolving loan facility entered into by GBC and certain of its subsidiaries (the “ABL Facility”), GBC and substantially all of its existing and future 100%-owned U.S. subsidiaries are significantly restricted from making dividend payments, loans or advances to the Company. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in this filing.

2.	Guarantees

The Senior Secured Notes and the ABL Facility are guaranteed by the Company and substantially all of GBC’s existing and future 100%-owned U.S. subsidiaries. The Senior Secured Notes, the ABL Facility and the related guarantees are secured by the fixed assets, accounts receivable and inventory of GBC and GBC’s existing and future 100%-owned U.S. subsidiaries.

3.	Distributions from Subsidiary

Cash distributions received by the Company from GBC were $0.8 million and $160.0 million for the year ended December 31, 2013 and 2012, respectively. The $0.8 million received for the year ended December 31, 2013 represented a return on capital. Of the $160.0 million received during the year ended December 31, 2012, $73.6 million represented a return on capital and $86.4 million represented a return of capital. The Company did not receive any cash distributions for the year ended December 31, 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-K) is i) recorded, processed, summarized, and reported on a timely basis, and ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)	Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting for 2013

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Information regarding our directors, included under the headings “Election of Directors” and “Directors and Corporate Governance” in the Proxy Statement, is incorporated herein by reference. Our executive officers as of the date of this annual report on Form 10-K are as follows. Each is a citizen of the U.S. unless otherwise indicated.

Name	Age	Position
John J. Wasz	53	Chief Executive Officer and President and Director
Robert T. Micchelli	58	Chief Financial Officer
Kevin W. Bense	47	President—A.J. Oster
Devin K. Denner	57	President—Chase Brass
Scott B. Hamilton	55	General Counsel and Secretary
Paul Schwind	37	Corporate Controller

John J. Wasz— Mr. Wasz was elected as the Chief Executive Officer and President and as a director of Global Brass and Copper Holdings on March 17, 2014. Mr. Wasz previously served as the President of Global Brass and Copper Holdings since September 6, 2013, as the Chief Operating Officer of Global Brass and Copper Holdings since January 2012 and as the president of Olin Brass since 2010. From 2008 to 2009, he was the special advisor to the chief executive officer of Aleris International, Inc. From 2004 to 2008, Mr. Wasz served as executive vice president and president of Aleris Rolled Products North America, an aluminum manufacturer. Prior to that time, from 1999 to 2001, he served as executive vice president and president of Aflex, a manufacturer of industrial flexible hose, and prior to that Mr. Wasz held the position of vice president of operations of Aflex. Additionally, Mr. Wasz has served in several other management capacities at other companies.

Robert T. Micchelli—Mr. Micchelli has served as the chief financial officer of Global Brass and Copper Holdings since 2008. Prior to joining Global Brass and Copper Holdings, from 2007 to 2008 Mr. Micchelli served as executive vice president and chief financial officer of Wilbert Plastics, Inc., a plastics design and processing company, vice president of finance of The Boler Company from 2001 to 2006 and vice president of finance of Marconi Medical Systems, Inc., a medical diagnostics equipment manufacturer. Mr. Micchelli brings to us 30 years of diverse financial management experience in the fields of manufacturing, plastics processing, transportation equipment, medical imaging and specialty chemicals. He holds a bachelor’s degree from Rutgers University and an MBA from the University of Chicago Booth School of Business.

Kevin W. Bense—Mr. Bense has been president of A.J. Oster since October 1, 2013. Mr. Bense joined Global Brass and Copper Holdings in August 2011 and initially served as the vice president and general manager of our Somers Thin Strip division. From 2007 to 2011, Mr. Bense served as a global business leader for Honeywell International, Inc.’s specialty additives business unit. Prior to that, Mr. Bense served in various domestic and international executive, marketing and management positions of increasing responsibility in the chemicals industry. From 1998 to 2007 he worked for Ciba Specialty Chemicals, a global manufacturer of plastic additives that was later acquired by BASF, and from 1989 to 1998 he served in various capacities at Mallinckrodt Incorporated, a pharmaceuticals manufacturer. Mr. Bense holds a degree in chemistry from the University of Illinois at Urbana-Champaign and an MBA from Southern Illinois University at Edwardsville.

Devin K. Denner—Mr. Denner has served as the president of Chase Brass since 2007. Prior to this role, he was vice president and general manager of Chase Brass from 2006 to 2007 and before that held executive positions of increasing responsibility with Olin Corporation. He has led multiple business acquisition integration efforts during his career. He is well respected in the metals industry and currently serves as the vice chairman of the Copper and Brass Fabricators Council. Mr. Denner holds a degree in mechanical engineering from the Missouri University of Science and Technology and an MBA in finance from Saint Louis University.

Scott B. Hamilton—Mr. Hamilton has served as General Counsel of Global Brass and Copper Holdings since May 2011. From 2007 to 2011, Mr. Hamilton served as the general counsel and chief restructuring officer of Basin Water, Inc., a designer and manufacturer of water treatment systems that filed for bankruptcy in July of 2009. From 1999 to 2007, Mr. Hamilton served as associate general counsel of Veolia Water North America, a leading wastewater services provider, and from 1998 to 1999 he served as vice president and general counsel of USFilter Operating Services, Inc., a wastewater services provider. Mr. Hamilton also served at the SEC from 1992 to 1998, where he held the position of branch chief. Mr. Hamilton holds a degree in history from Duke University and a degree in law from the University of Illinois College of Law.

Paul Schwind—Mr. Schwind currently serves as corporate controller and has been with Global Brass and Copper Holdings since he became director of financial planning and analysis in July 2010. From January 2009 to June 2010, Mr. Schwind served as senior manager of financial reporting and consolidations for PepsiAmericas, a global beverage distribution company. From 2006 to 2008, he served as manager of financial reporting at Kimball Hill Homes, a national homebuilding company, and from 2002 to 2006 he served as a senior accountant at Nuveen Investments, an investment management and advisement firm. Mr. Schwind also served as a senior audit associate at PricewaterhouseCoopers from 1999 to 2002. Mr. Schwind holds an accounting degree from Illinois State University and an MBA from the Northwestern University Kellogg School of Management.

Audit Committee

Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference.

Codes of Conduct

The Board has adopted a Code of Business Conduct and Ethics, which applies to all employees, including our executive officers (which includes our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer). Our Code of Business Conduct and Ethics can be found on our website at http://www.gbcmetals.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting Global Brass and Copper Holdings, Inc. at 475 N. Martingale Road, Suite 1050, Schaumburg, IL 60173, Attention: Investor Relations.

Item 11. Executive Compensation.

Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated herein by reference.

Equity Compensation Plan Information Table

The following table provides information as of December 31, 2013 regarding the number of shares of Global Brass and Copper Holdings, Inc. common stock that may be issued under Global Brass and Copper Holdings, Inc.’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	262,071	(2)	11.27	(3)	839,867	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	262,071		$11.27		839,867

(1)	Consists of the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”).
(2)	Total number of securities to be issued consists of 107,895 outstanding non-vested non-qualified stock options, 18,159 outstanding non-vested performance shares, 130,548 non-vested restricted shares and 5,469 shares of outstanding restricted stock that vested, but remain restricted until a future date.
(3)	The weighted-average exercise price relates to 107,895 non-vested, non-qualified stock options.
(4)	The total amount reported consists of shares available for future issuance under the 2013 Plan, which may be issued in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements, notes, and financial statements schedule are contained in a separate section of this Annual Report commencing on page 97:

(b)	Other than as stated in the Index to Consolidated Financial Statements in Item 15(a)(1) above with respect to Schedule I, financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(c)	Exhibits

Exhibit Number	Description
2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2****	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

4.2***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

^10.1****	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

^10.2*	Employment Agreement between Global Brass and Copper, Inc. and John Walker, dated October 31, 2008.

^10.3**	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

^10.4*	Severance Agreement, by and between Daniel B. Becker and Global Brass and Copper, Inc., dated July 28, 2011.

^10.5*	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated October 20, 2011.

^10.6*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

Exhibit Number	Description

^10.7**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.8***	Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated August 18, 2010.

10.9***	Amendment No. 1 to Amended and Restated Loan and Security Agreement and Waiver, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated May 13, 2011.

10.10***	Amendment No. 2 to Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated October 26, 2011.

10.11***	Amendment No. 3 to Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated June 1, 2012.

10.12***	Senior Lien Intercreditor Agreement, among Wells Fargo Bank, National Association, Global Brass and Copper, Inc., Global Brass and Copper Holdings, Inc., and the Subsidiaries of Global Brass and Copper Holdings, Inc. named therein dated as of June 1, 2012.

10.13***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

10.14***	Exchange and Registration Rights Agreement, by and among Global Brass and Copper, Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, dated June 1, 2012.

10.15***	Pledge and Security Agreement, between each guarantor party thereto and Wells Fargo Bank, National Association, dated as of June 1, 2012.

10.16*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.17*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

^10.18****	Form of Indemnity Agreement.

10.19*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.20	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.21	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.22	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.23	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed with Amendment No. 3 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on September 18, 2013 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
^	Management contract or compensatory plan or arrangement
†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli
Robert T. Micchelli
Chief Financial Officer

Date: March 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on March 19, 2014.

Name	Position

/s/ John J. Wasz John J. Wasz	Chief Executive Officer and President (principal executive officer) and Director

/s/ Robert T. Micchelli Robert T. Micchelli	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ John H. Walker John H. Walker	Chairman of the Board

/s/ Vicki L. Avril Vicki L. Avril	Director

/s/ David B. Burritt David B. Burritt	Director

/s/ Donald L. Marsh Donald L. Marsh	Director

/s/ George Thanopoulos George Thanopoulos	Director

/s/ Martin E. Welch, III Martin E. Welch, III	Director

/s/ Ronald C. Whitaker Ronald C. Whitaker	Director