Form 10-Q
period 2014-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2014-05-08
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On April 30, 2014, there were 21,338,936 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

March 31, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
	March 31,	December 31,	March 31,
(In millions, except par value data)	2014	2013	2013
Assets
Current assets:
Cash	$16.9	$10.8	$15.8
Accounts receivable (net of allowance of $1.0, $1.0 and $1.4, respectively)	214.9	171.8	220.3
Inventories	196.3	190.9	185.5
Prepaid expenses and other current assets	32.7	22.2	16.5
Deferred income taxes	32.6	32.2	32.6
Income tax receivable	5.2	4.3	2.4

Total current assets	498.6	432.2	473.1
Property, plant and equipment, net	91.3	88.0	72.2
Investment in joint venture	2.5	2.2	2.4
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.7	0.7	0.8
Deferred income taxes	4.6	4.6	6.4
Other noncurrent assets	16.0	16.6	17.2

Total assets	$618.1	$548.7	$576.5

Liabilities and equity / (deficit)
Current liabilities:
Accounts payable	$106.6	$85.4	$119.0
Accrued liabilities	68.6	56.1	54.6
Accrued interest	12.2	3.3	12.2
Income tax payable	0.4	0.5	0.3

Total current liabilities	187.8	145.3	186.1
Long-term debt	398.0	380.5	400.0
Other noncurrent liabilities	26.3	26.3	27.4

Total liabilities	612.1	552.1	613.5

Commitments and contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit):
Common stock—$.01 par value; 80.0 shares authorized; 21.3, 21.3 and 21.1 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	31.0	30.5	—
Accumulated deficit	(29.7)	(38.6)	(36.8)
Accumulated other comprehensive income	0.4	0.5	1.1
Receivable from stockholder	—	—	(5.2)

Total Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	1.9	(7.4)	(40.7)
Noncontrolling interest	4.1	4.0	3.7

Total equity / (deficit)	6.0	(3.4)	(37.0)

Total liabilities and equity / (deficit)	$618.1	$548.7	$576.5

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Net sales	$443.8	$445.0
Cost of sales	400.2	398.1

Gross profit	43.6	46.9
Selling, general and administrative expenses	18.8	19.7

Operating income	24.8	27.2
Interest expense	9.9	9.9
Other expense, net	0.1	0.2

Income before provision for income taxes and equity income	14.8	17.1
Provision for income taxes	5.3	6.0

Income before equity income	9.5	11.1
Equity income, net of tax	0.3	0.4

Net income	9.8	11.5
Less: Net income attributable to noncontrolling interest	0.1	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	$11.4

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.46	$0.54
Diluted	$0.46	$0.54
Weighted average common shares outstanding:
Basic	21.1	21.1
Diluted	21.2	21.1
Dividends declared per common share	$0.0375	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income	$9.8	$11.5
Other comprehensive loss:
Foreign currency translation adjustment	(0.2)	(0.7)
Less: Income tax benefit on foreign currency translation adjustment	(0.1)	(0.3)

Comprehensive income	9.7	11.1
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.6	$11.0

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

						Total
						Global Brass
				Accumulated		and Copper
		Additional		other	Receivable	Holdings, Inc.
	Common	paid-in	Accumulated	comprehensive	from	stockholders’	Noncontrolling	Total
(In millions)	Stock	capital	deficit	income	stockholder	deficit	interest	deficit
Balance at December 31, 2012	$0.2	$—	$(48.2)	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)
Amounts due from stockholder	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net income	—	—	11.4	—	—	11.4	0.1	11.5
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	(0.4)	—	(0.4)

Balance at March 31, 2013	$0.2	$—	$(36.8)	$1.1	$(5.2)	$(40.7)	$3.7	$(37.0)

						Total
						Global Brass
				Accumulated		and Copper
		Additional		other	Receivable	Holdings, Inc.		Total
	Common	paid-in	Accumulated	comprehensive	from	stockholders’	Noncontrolling	equity /
(In millions, except share data)	Stock	capital	deficit	income	stockholder	equity / (deficit)	interest	(deficit)
Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$0.5	$—	$(7.4)	$4.0	$(3.4)
Share-based compensation	—	0.3	—	—	—	0.3	—	0.3
Exercise of stock options (11,605 shares)	—	0.1	—	—	—	0.1	—	0.1
Excess tax benefit on share-based compensation	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	9.7	—	—	9.7	0.1	9.8
Other comprehensive loss, net of tax	—	—	—	(0.1)	—	(0.1)	—	(0.1)

Balance at March 31, 2014	$0.2	$31.0	$(29.7)	$0.4	$—	$1.9	$4.1	$6.0

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$9.8	$11.5
Adjustments to reconcile net income to net cash used in operating activities:
Lower of cost or market adjustment to inventory	0.1	—
Unrealized loss on derivatives	0.2	—
Depreciation	2.3	1.9
Amortization of debt issuance costs	0.6	0.6
Provision for bad debts, net of reductions	—	0.1
Share-based compensation expense	0.3	—
Excess tax benefit from share-based compensation	(0.1)	—
Deferred income taxes	(0.3)	0.8
Loss on disposal of property, plant and equipment	0.1	—
Equity income, net of tax	(0.3)	(0.4)
Change in assets and liabilities:
Accounts receivable	(43.2)	(55.8)
Inventories	(5.6)	(10.9)
Prepaid expenses and other current assets	(10.7)	(4.3)
Accounts payable	21.2	37.4
Accrued liabilities	12.5	6.2
Accrued interest	8.9	8.9
Income taxes, net	(0.9)	(1.0)
Other, net	0.1	(0.1)

Net cash used in operating activities	(5.0)	(5.1)
Cash flows from investing activities
Capital expenditures	(5.7)	(3.1)
Proceeds from sale of property, plant and equipment	—	0.2

Net cash used in investing activities	(5.7)	(2.9)
Cash flows from financing activities
Borrowings on ABL Facility	107.9	93.4
Payments on ABL Facility	(90.4)	(82.9)
Dividends paid	(0.8)	—
Proceeds from exercise of stock options	0.1	—
Excess tax benefit from share-based compensation	0.1	—
Amounts due from stockholder	—	(0.3)

Net cash provided by financing activities	16.9	10.2
Effect of foreign currency exchange rates	(0.1)	(0.3)

Net increase in cash	6.1	1.9
Cash at beginning of period	10.8	13.9

Cash at end of period	$16.9	$15.8

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Principles of Consolidation

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), is operated and managed through three reportable segments: Olin Brass, Chase Brass (“Chase”) and A.J. Oster (“Oster”).

These unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries in which the Company has a controlling interest. All significant intercompany accounts and transactions relative to wholly- and majority-owned subsidiaries have been eliminated. The equity method is used to account for investments in affiliated companies that are 20% to 50% owned where the Company does not hold a controlling voting interest and does not direct the matters that most significantly impact the investee’s operations.

The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued and Recently Adopted Accounting Pronouncements

The Company has evaluated all the recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Inventories

The Company’s inventories were as follows:

(in millions)	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Raw materials and supplies	$41.8	$37.2	$36.2
Work-in-process	75.1	75.5	80.3
Finished goods	79.4	78.2	69.0

Total inventories	$196.3	$190.9	$185.5

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of raw material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 71%, 70% and 71% of total inventory at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. During the three months ended March 31, 2014, the Company recorded a lower of cost or market adjustment that reduced inventory by $0.1 million. This non-cash adjustment was recorded in cost of sales in the accompanying consolidated statement of operations for the three months ended March 31, 2014.

If all inventories had been valued at period-end market values, inventories would have been approximately $299.2 million, $318.2 million and $299.5 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

3. Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets were as follows:

(in millions)	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Deferred expense	$19.8	$9.8	$3.1
Loss fund payments—workers’ compensation	6.4	6.2	7.5
Prepaid insurance	1.9	1.9	1.8
Prepaid tooling	1.1	1.0	1.6
Collateral on deposit—commodity derivative contracts	0.6	0.3	0.4
Commodity derivative contracts	0.6	0.9	0.5
Other	2.3	2.1	1.6

Total prepaid expenses and other current assets	$32.7	$22.2	$16.5

Deferred expense represents the deferral of cost of sales associated with sales of unprocessed metal to toll customers. The Company defers the expense and corresponding revenue until the finished product has been shipped at which time risk of loss and title passes to the customer. See note 6, “Accrued Liabilities” for the corresponding deferred revenue related to the sales of unprocessed metal to toll customers.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Investment in Joint Venture

During the three months ended March 31, 2014 and 2013, the Company recorded $0.3 million and $0.4 million, respectively, of equity income, net of tax, including $0.2 million of accretion of negative basis difference in each period. At March 31, 2014, December 31, 2013 and March 31, 2013, the remaining negative basis difference was $4.8 million, $5.0 million and $5.6 million, respectively. The undistributed earnings of Dowa – Olin Metal Corporation (“Dowa”) in GBC’s retained earnings as of March 31, 2014, December 31, 2013 and March 31, 2013 totaled $1.4 million, $1.1 million and $0.4 million, respectively.

5. Other Noncurrent Assets

Other noncurrent assets consisted of the following:

(in millions)	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Deferred financing fees, net	$14.0	$14.6	$16.5
Utility and other deposits	1.2	1.2	0.7
Other	0.8	0.8	—

Total other noncurrent assets	$16.0	$16.6	$17.2

6. Accrued Liabilities

Accrued liabilities consisted of the following:

(in millions)	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Personnel expense	$23.3	$19.4	$25.6
Deferred revenue	20.2	9.8	3.1
Workers’ compensation	14.4	14.5	15.7
Utilities	2.5	1.6	2.0
Insurance	2.3	2.4	1.9
Professional fees	1.7	2.7	2.1
Taxes	1.0	1.6	1.0
Tooling	0.7	0.7	0.9
Other	2.5	3.4	2.3

Total accrued liabilities	$68.6	$56.1	$54.6

Deferred revenue represents the deferral of revenue associated with sales of unprocessed metal to toll customers. The Company defers the revenue and corresponding expense until the finished product has been shipped at which time risk of loss and title passes to the customer. See note 3, “Prepaid Expenses and Other Current Assets” for the corresponding deferred expense related to the sales of unprocessed metal to toll customers.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

7. Financing

Long-term debt consisted of the following:

(in millions)	As of
	March 31,	December 31,	March 31,
	2014	2013	2013
Senior Secured Notes	$375.0	$375.0	$375.0
ABL Facility	23.0	5.5	25.0

Total long-term debt	$398.0	$380.5	$400.0

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”), which are guaranteed by Holdings. The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of March 31, 2014, all of the net assets of the subsidiaries are restricted except for $42.2 million, which are permitted for dividend distributions under the Indenture. As of March 31, 2014, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

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

The ABL facility provides for borrowings up to the lesser of $200.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. Available borrowings under the ABL Facility were $176.5 million, $194.0 million and $174.5 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. As of March 31, 2014, December 31, 2013 and March 31, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of March 31, 2014, the Company was in compliance with all of its covenants under the ABL Facility.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8. Income Taxes

The effective income tax rate, which is provision for income taxes as a percentage of income before provision for income taxes and equity income, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Three Months Ended March 31,
	2014	2013
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	3.2%	3.3%
Section 199 manufacturing credit	(3.2%)	(2.7%)
Re-rate of deferred taxes	—	0.4%
Other	0.8%	(0.9%)

Effective income tax rate	35.8%	35.1%

As of March 31, 2014, December 31, 2013 and March 31, 2013, the Company had $26.0 million, $26.0 million and $27.4 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying consolidated statements of operations and there were no such estimated amounts for the three months ended March 31, 2014 or March 31, 2013. Accrued interest and penalties as of March 31, 2014 and December 31, 2013 were $0.1 million and $0.1 million, respectively. There were no accrued interest and penalties as of March 31, 2013. The Company’s liability for uncertain tax positions of $26.1 million, $26.1 million and $27.4 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, are presented in other noncurrent liabilities.

The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended September 30, 2010 and all subsequent periods remain open for audit.

9. Derivative Contracts

The Company maintains a metal, natural gas and electricity pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from volatility of the commodity indices.

The Company’s metal derivative contracts consist of delivery contracts matched in quantity, price and maturity to firm price sales orders in order to protect sales margins from metal price fluctuations between the firm price sale order date and shipment date.

The prices of natural gas and electricity can be particularly volatile. The Company attempts to mitigate short-term volatility in natural gas and electricity costs through the use of derivatives contracts in an effort to offset the effect of increasing costs.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

By using derivative contracts to limit exposures to fluctuations in metal, natural gas and electricity prices, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in commodity price. The Company manages the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

	As of March 31, 2014
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$1.2	$(1.1)	$0.1	$—	$—	$0.1
Open natural gas contracts (a)	0.2	—	0.2	—	—	0.2
Open electricity contracts (a)	0.3	—	0.3	—	—	0.3

Total	$1.7	$(1.1)	$0.6	$—	$—	$0.6

(a)	As of March 31, 2014, the Company had open metal, natural gas and electricity contracts of 212, 26 and 34, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.6

Total	$0.6

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$1.1	$(1.1)	$—	$—	$—	$—
Open natural gas contracts (b)	—	—	—	—	—	—
Open electricity contracts (b)	—	—	—	—	—	—

Total	$1.1	$(1.1)	$—	$—	$—	$—

(b)	As of March 31, 2014, the Company had open metal, natural gas and electricity contracts of 257, 11 and 5, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2013
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$0.8	$(0.3)	$0.5	$—	$—	$0.5
Open natural gas contracts (a)	0.2	—	0.2	—	—	0.2
Open electricity contracts (a)	0.3	(0.1)	0.2	—	—	0.2

Total	$1.3	$(0.4)	$0.9	$—	$—	$0.9

(a)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 265, 39 and 37, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.9

Total	$0.9

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$0.3	$(0.3)	$—	$—	$—	$—
Open natural gas contracts (b)	—	—	—	—	—	—
Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$0.4	$(0.4)	$—	$—	$—	$—

(b)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 132, 4 and 20, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of March 31, 2013
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$1.3	$(1.0)	$0.3	$—	$—	$0.3
Open electricity contracts (a)	0.2	—	0.2	—	—	0.2

Total	$1.5	$(1.0)	$0.5	$—	$—	$0.5

(a)	As of March 31, 2013, the Company had open metal and electricity contracts of 402 and 15, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.5

Total	$0.5

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$1.0	$(1.0)	$—	$—	$—	$—

Total	$1.0	$(1.0)	$—	$—	$—	$—

(b)	As of March 31, 2013, the Company had 230 open metal contracts, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Three Months Ended March 31,
	2014	2013
Cost of sales
Realized and unrealized loss—metal contracts	$(0.1)	$—
Realized and unrealized gain—natural gas contracts	0.2	—
Realized and unrealized gain—electricity contracts	1.4	0.1

Total	$1.5	$0.1

10. Fair Value Measurements

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities at fair value on a recurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013:

(in millions)	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.1	$—	$0.1
Open natural gas contracts	—	0.2	—	0.2
Open electricity contracts	—	0.3	—	0.3

Total assets	$—	$0.6	$—	$0.6

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.5	$—	$0.5
Open natural gas contracts	—	0.2	—	0.2
Open electricity contracts	—	0.2	—	0.2

Total assets	$—	$0.9	$—	$0.9

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.3	$—	$0.3
Open electricity contracts	—	0.2	—	0.2

Total assets	$—	$0.5	$—	$0.5

In accordance with ASC 820, the Company’s metal, natural gas and electricity commodity derivative contracts are considered Level 2 as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All derivative commodity contracts have a set term of 12 months or less.

The Company does not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2014 or 2013.

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

approximates fair value. As of March 31, 2014, December 31, 2013 and March 31, 2013, the fair value of the Company’s Senior Secured Notes approximated $434.1 million, $428.4 million and $417.2 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

11. Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) were majority shareholders of Halkos Holdings, LLC (“Halkos”). As of December 31, 2013, Halkos beneficially owned 34.4% of the outstanding shares of Holdings. On February 3, 2014 the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters (the “Additional Follow-on Public Offering”). After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

Pursuant to an amendment to the investor rights agreement, dated as of November 22, 2013, Halkos agreed to pay, subject to certain exceptions and qualifications, 50% of the registration expenses (as defined in the investor rights agreement) relating to the Additional Follow-on Public Offering. As of December 31, 2013, the Company had recorded a receivable of $0.2 million in prepaid expenses and other current assets in the consolidated balance sheet. During the first quarter of 2014, Halkos reimbursed the Company all amounts owed for registration expenses relating to the Additional Follow-on Public Offering.

12. Commitments and Contingencies

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Insurance Coverage

The Company maintains Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $0.3 million per participant for all GBC employees, except for employees of our Chase Brass division, which has a deductible of $0.1 million per participant. The policy for our Chase Brass division also has a specific stop loss maximum resulting in the Company being responsible for paying the amount in excess of $2.0 million per participant.

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

13. Segment Information

The Company’s Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, the Company has determined that it has three reportable segments: Olin Brass, Chase and Oster.

Olin Brass is a leading manufacturer and converter of copper and brass sheet, strip and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless. Olin Brass’s products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components.

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

Oster is a processing distributor of copper, copper-alloy, aluminum and stainless steel sheet, strip and foil. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. Oster’s products are used in three primary end markets: building and housing, automotive and electronics/electrical components.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Segment Adjusted EBITDA.

Segment Adjusted EBITDA is an EBITDA-based measure of operating performance, with EBITDA being defined by the Company as net income (loss) attributable to Global Brass and Copper Holdings, Inc., adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation expense and amortization expense. The Company defines Segment Adjusted EBITDA as EBITDA further adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture and restructuring and other business transformation charges, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations. Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments and the elimination of intercompany balances. The Chief Operating Decision Maker is not provided with, nor reviews, assets by segment for purposes of allocating resources.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of the Company’s Segment Adjusted EBITDA to income before provision for income taxes and equity income:

(in millions)	Three Months Ended March 31,
	2014	2013
Net Sales, External Customers
Olin Brass	$199.7	$186.6
Chase	162.6	174.5
Oster	81.5	83.9

Total net sales, external customers	$443.8	$445.0

Intersegment Net Sales
Olin Brass	$13.4	$14.3
Oster	—	0.1

Total intersegment net sales	$13.4	$14.4

Segment Adjusted EBITDA
Olin Brass	$10.1	$11.5
Chase	18.4	18.9
Oster	4.1	4.5

Total segment adjusted EBITDA	32.6	34.9
Corporate and Other	(5.0)	(5.9)
Depreciation and amortization	(2.3)	(1.9)
Interest expense	(9.9)	(9.9)
Equity method investment income (a)	(0.1)	(0.2)
Net income attributable to noncontrolling interest	0.1	0.1
Lower of cost or market adjustment to inventory	(0.1)	—
Unrealized loss on derivative contracts	(0.2)	—
Share-based compensation expense	(0.3)	—

Income before provision for income taxes and equity income	$14.8	$17.1

(a)	Excludes accretion income of $0.2 million in each of the three months ended March 31, 2014 and 2013. Equity method investment income is exclusive to Olin Brass.

14. Earnings Per Share

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

(in millions)	Three Months Ended March 31,
	2014	2013
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	$11.4
Denominator
Weighted-average common shares outstanding	21.1	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	—

Weighted-average common shares outstanding, assuming dilution	21.2	21.1

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.46	$0.54
Diluted	$0.46	$0.54

The computation of weighted-average common shares outstanding, assuming dilution, for the three months ended March 31, 2014, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion was met at December 31, 2013. Weighted-average common shares outstanding, assuming dilution, for the three months ended March 31, 2014 excludes stock options to purchase 3,451 shares because they were anti-dilutive.

15. Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in note 7, “Financing”. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt under the Indenture (collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

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

The Company identified an immaterial error in the previously issued condensed consolidating statement of cash flows for the three months ended March 31, 2013 related to an advance from the Issuer to the Parent and has revised the presentation in this Quarterly Report on Form 10-Q. The Company has corrected the error by reclassifying a cash outflow of $0.3 million for the Issuer from cash flows from operating activities to cash flows from investing activities for the three months ended March 31, 2013. The revision had no impact to any other condensed consolidating financial statement, nor did it impact any of the Company’s unaudited consolidated financial statements contained herein.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet
	As of March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.5	$2.8	$3.6	$—	$16.9
Accounts receivable, net of allowance	—	5.3	193.5	16.1	—	214.9
Inventories	—	—	179.3	17.5	(0.5)	196.3
Prepaid expenses and other current assets	—	10.7	23.1	0.1	(1.2)	32.7
Deferred income taxes	—	32.6	—	—	—	32.6
Income tax receivable	—	5.2	—	—	—	5.2

Total current assets	—	64.3	398.7	37.3	(1.7)	498.6
Property, plant and equipment, net	—	0.9	90.0	0.4	—	91.3
Investment in joint venture	—	—	2.5	—	—	2.5
Investment in subsidiaries	9.7	676.5	22.1	—	(708.3)	—
Intercompany accounts	—	—	312.1	—	(312.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	14.5	1.5	—	—	16.0

Total assets	$9.7	$760.8	$832.0	$37.7	$(1,022.1)	$618.1

Liabilities and equity / (deficit)
Current liabilities:
Accounts payable	$—	$—	$105.9	$2.4	$(1.7)	$106.6
Accrued liabilities	—	18.7	49.4	0.5	—	68.6
Accrued interest	—	12.2	—	—	—	12.2
Income tax payable	—	—	0.2	0.2	—	0.4

Total current liabilities	—	30.9	155.5	3.1	(1.7)	187.8
Long-term debt	—	398.0	—	—	—	398.0
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Obligations and advances in excess of investment in subsidiary	—	—	—	—	—	—
Intercompany accounts	7.8	295.9	—	8.4	(312.1)	—

Total liabilities	7.8	751.1	155.5	11.5	(313.8)	612.1

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	1.9	9.7	676.5	22.1	(708.3)	1.9
Noncontrolling interest	—	—	—	4.1	—	4.1

Total equity / (deficit)	1.9	9.7	676.5	26.2	(708.3)	6.0

Total liabilities and equtiy / (deficit)	$9.7	$760.8	$832.0	$37.7	$(1,022.1)	$618.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet
	As of December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3.3	$3.9	$3.6	$—	$10.8
Accounts receivable, net of allowance	—	5.2	150.3	16.3	—	171.8
Inventories	—	0.1	172.4	18.4	—	190.9
Prepaid expenses and other current assets	—	8.9	13.1	0.2	—	22.2
Deferred income taxes	—	32.2	—	—	—	32.2
Income tax receivable	—	4.3	—	—	—	4.3

Total current assets	—	54.0	339.7	38.5	—	432.2
Property, plant and equipment, net	—	0.9	86.7	0.4	—	88.0
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	0.2	646.6	21.1	—	(667.9)	—
Intercompany accounts	—	—	310.5	—	(310.5)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	15.1	1.5	—	—	16.6

Total assets	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$83.4	$1.7	$—	$85.4
Accrued liabilities	—	18.7	36.7	0.7	—	56.1
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.1	0.1	0.3	—	0.5

Total current liabilities	—	22.4	120.2	2.7	—	145.3
Long-term debt	—	380.5	—	—	—	380.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Obligations and advances in excess of investment in subsidiary	—	—	—	—	—	—
Intercompany accounts	7.6	291.8	—	11.1	(310.5)	—

Total liabilities	7.6	721.0	120.2	13.8	(310.5)	552.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(7.4)	0.2	646.6	21.1	(667.9)	(7.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total (deficit) / equity	(7.4)	0.2	646.6	25.1	(667.9)	(3.4)

Total liabilities and (deficit) / equity	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet
	As of March 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$11.6	$—	$5.6	$(1.4)	$15.8
Accounts receivable, net of allowance	—	4.9	200.5	14.9	—	220.3
Inventories	—	—	169.4	16.7	(0.6)	185.5
Prepaid expenses and other current assets	—	10.2	5.8	0.5	—	16.5
Deferred income taxes	—	32.6	—	—	—	32.6
Income tax receivable	—	2.4	—	—	—	2.4

Total current assets	—	61.7	375.7	37.7	(2.0)	473.1
Property, plant and equipment, net	—	1.1	70.7	0.4	—	72.2
Investment in joint venture	—	—	2.4	—	—	2.4
Investment in subsidiaries	—	555.2	21.4	—	(576.6)	—
Intercompany accounts	—	—	228.6	—	(228.6)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.8	—	—	0.8
Deferred income taxes	—	6.4	—	—	—	6.4
Other noncurrent assets	—	16.5	0.7	—	—	17.2

Total assets	$—	$640.9	$704.7	$38.1	$(807.2)	$576.5

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$1.1	$117.0	$2.4	$(1.5)	$119.0
Accrued liabilities	—	21.3	32.5	0.8	—	54.6
Accrued interest	—	12.2	—	—	—	12.2
Income tax payable	—	—	—	0.3	—	0.3

Total current liabilities	—	34.6	149.5	3.5	(1.5)	186.1
Long-term debt	—	400.0	—	—	—	400.0
Other noncurrent liabilities	—	27.4	—	—	—	27.4
Obligations and advances in excess of investment in subsidiary	31.3	—	—	—	(31.3)	—
Intercompany accounts	9.4	210.2	—	9.5	(229.1)	—

Total liabilities	40.7	672.2	149.5	13.0	(261.9)	613.5

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(40.7)	(31.3)	555.2	21.4	(545.3)	(40.7)
Noncontrolling interest	—	—	—	3.7	—	3.7

Total (deficit) / equity	(40.7)	(31.3)	555.2	25.1	(545.3)	(37.0)

Total liabilities and (deficit) / equity	$—	$640.9	$704.7	$38.1	$(807.2)	$576.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$426.1	$25.1	$(7.4)	$443.8
Cost of sales	—	0.8	384.0	22.8	(7.4)	400.2

Gross profit (loss)	—	(0.8)	42.1	2.3	—	43.6
Selling, general and administrative expenses	0.3	4.3	13.4	0.8	—	18.8

Operating income (loss)	(0.3)	(5.1)	28.7	1.5	—	24.8
Interest expense	—	9.9	—	—	—	9.9
Other (income) expense, net	—	0.1	0.1	(0.1)	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(15.1)	28.6	1.6	—	14.8
Provision for (benefit from) income taxes	(0.1)	(5.8)	11.0	0.2	—	5.3

Income (loss) before equity income	(0.2)	(9.3)	17.6	1.4	—	9.5
Equity income, net of tax	9.9	19.2	1.6	—	(30.4)	0.3

Net income	9.7	9.9	19.2	1.4	(30.4)	9.8
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	$9.9	$19.2	$1.3	$(30.4)	$9.7

(in millions)	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$428.1	$23.0	$(6.1)	$445.0
Cost of sales	—	0.5	382.9	20.8	(6.1)	398.1

Gross profit (loss)	—	(0.5)	45.2	2.2	—	46.9
Selling, general and administrative expenses	0.4	4.4	14.2	0.7	—	19.7

Operating income (loss)	(0.4)	(4.9)	31.0	1.5	—	27.2
Interest expense	—	9.9	—	—	—	9.9
Other (income) expense, net	—	0.1	0.1	—	—	0.2

Income (loss) before provision for (benefit from) income taxes and equity income	(0.4)	(14.9)	30.9	1.5	—	17.1
Provision for (benefit from) income taxes	(0.2)	(5.4)	11.3	0.3	—	6.0

Income (loss) before equity income	(0.2)	(9.5)	19.6	1.2	—	11.1
Equity income, net of tax	11.6	21.1	1.5	—	(33.8)	0.4

Net income	11.4	11.6	21.1	1.2	(33.8)	11.5
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$11.4	$11.6	$21.1	$1.1	$(33.8)	$11.4

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.7	$9.9	$19.2	$1.4	$(30.4)	$9.8
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.2)	(0.2)	0.5	(0.1)

Comprehensive income	9.6	9.8	19.0	1.2	(29.9)	9.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.6	$9.8	$19.0	$1.1	$(29.9)	$9.6

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$11.4	$11.6	$21.1	$1.2	$(33.8)	$11.5
Foreign currency translation adjustment, net of tax	(0.4)	(0.4)	(0.7)	0.4	0.7	(0.4)

Comprehensive income	11.0	11.2	20.4	1.6	(33.1)	11.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$11.0	$11.2	$20.4	$1.5	$(33.1)	$11.0

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Cash Flows
(in millions)	Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.6	$(9.4)	$4.5	$0.1	$(0.8)	$(5.0)
Cash flows from investing activities
Capital expenditures	—	(0.1)	(5.6)	—	—	(5.7)

Net cash used in investing activities	—	(0.1)	(5.6)	—	—	(5.7)
Cash flows from financing activities
Borrowings on ABL Facility	—	107.9	—	—	—	107.9
Payments on ABL Facility	—	(90.4)	—	—	—	(90.4)
Dividends paid	(0.8)	(0.8)	—	—	0.8	(0.8)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1

Net cash provided by (used in) financing activities	(0.6)	16.7	—	—	0.8	16.9
Effect of foreign currency exchange rate changes	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash	—	7.2	(1.1)	—	—	6.1
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8

Cash at end of period	$—	$10.5	$2.8	$3.6	$—	$16.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Cash Flows
(in millions)	Three Months Ended March 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(7.1)	$2.9	$0.4	$(1.3)	$(5.1)
Cash flows from investing activities
Capital expenditures	—	—	(3.1)	—	—	(3.1)
Payable to / receivable from subsidiaries	0.3	(0.3)	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Net cash used in investing activities	0.3	(0.3)	(2.9)	—	—	(2.9)
Cash flows from financing activities
Borrowings on ABL Facility	—	93.4	—	—	—	93.4
Payments on ABL Facility	—	(82.9)	—	—	—	(82.9)
Net payments (amounts due) from stockholder	(0.3)	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	(0.3)	10.5	—	—	—	10.2
Effect of foreign currency exchange rate changes	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash	—	3.1	—	0.1	(1.3)	1.9
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9

Cash at end of period	$—	$11.6	$—	$5.6	$(1.4)	$15.8

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A of our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2014, and elsewhere in this Report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our substantial indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•	operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	operational factors affecting the ongoing commercial operations of our facilities resulting from inclement weather conditions;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill and EPA regulations regarding the registration and marketing of anti-microbial copper products;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information and to protect the validity, enforceability or scope of our intellectual property rights;

•	our limited experience managing and operating as an SEC reporting company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our Business

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. Holdings, through GBC, is operated and managed through three reportable segments: Olin Brass, Chase Brass and A.J. Oster. We also have a Corporate and Other segment, which includes certain administrative costs and expenses that management has not allocated to our operating segments.

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

Our leading market positions in each of our operating segments allow us to achieve attractive operating margins. Our strong operating margins are a function of four key characteristics of our business: (1) we earn a premium margin over the cost of metal because of our value-added processing capabilities, patent-protected technologies, and first-class service; (2) we have strategically shifted our product portfolio toward value-added, higher margin products; (3) we are driving a lean cost structure through fixed and variable cost reductions, process improvements, and workforce flexibility initiatives; and (4) we employ our balanced book approach to substantially reduce the financial impact of metal price volatility on our earnings and operating margins.

For a discussion of Key Factors Affecting our Results of Operations, including the balanced book approach, refer to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014.

Recent Transactions

Additional Follow-on Public Offering

On February 3, 2014 the Company completed an additional follow-on public offering (“Additional Follow-on Public Offering”) of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos Holdings, LLC (“Halkos”), the beneficial owner of approximately 34.4% of the Company prior to the Additional Follow-on Public Offering, sold all of the shares and received all of the net proceeds from the offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of our outstanding common stock.

In 2013, the Company completed two public offerings, as described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014.

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

We use Consolidated EBITDA only to calculate Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is Consolidated EBITDA, further adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture, management fees paid to affiliates of KPS Capital Partners, L.P. (“KPS”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

We use Segment EBITDA only to calculate Segment Adjusted EBITDA. Segment Adjusted EBITDA is Segment EBITDA, further adjusted to include equity income, net of tax and to exclude net income attributable to noncontrolling interest, unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture and restructuring and other business transformation charges, in each case, to the extent such items are attributable to the relevant segment.

We present the above-described EBITDA-based measures because we consider them important supplemental measures and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Nevertheless, our EBITDA-based measures may not be comparable to similarly titled measures presented by other companies.

We present Consolidated Adjusted EBITDA as a supplemental measure of our performance because we believe it represents a meaningful presentation of the financial performance of our core operations, without the impact of the various items excluded, in order to provide period-to-period comparisons that are more consistent and more easily understood. Management uses Consolidated Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, Segment Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. Measures similar to Consolidated Adjusted EBITDA, namely “EBITDA” and “Adjusted EBITDA”, are defined and used in the agreements governing our asset-based revolving loan facility (the “ABL Facility”) and our 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”) to determine compliance with various financial covenants and tests.

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

Our EBITDA-based measures are not intended as alternatives to net income (loss) as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on our EBITDA-based measures or ratios calculated using those measures. Our GAAP-based measures can be found in our unaudited consolidated financial statements and the related notes thereto included elsewhere in this report.

Adjusted sales

Adjusted sales is defined as net sales less the metal component of net sales. Net sales is the most directly comparable GAAP measure to adjusted sales. Adjusted sales represents the value-added premium we earn over our conversion and fabrication costs. Management uses adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by GAAP.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013.

	Three Months Ended March 31,				Change: 2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent
Net sales	$443.8	100.0%	$445.0	100.0%	$(1.2)	(0.3%)
Cost of sales	400.2	90.2%	398.1	89.5%	2.1	0.5%

Gross profit	43.6	9.8%	46.9	10.5%	(3.3)	(7.0%)
Selling, general and administrative expenses	18.8	4.2%	19.7	4.4%	(0.9)	(4.6%)

Operating income	24.8	5.6%	27.2	6.1%	(2.4)	(8.8%)
Interest expense	9.9	2.2%	9.9	2.2%	—	0.0%
Other expense, net	0.1	0.0%	0.2	0.0%	(0.1)	(50.0%)

Income before provision for income taxes and equity income	14.8	3.3%	17.1	3.8%	(2.3)	(13.5%)
Provision for income taxes	5.3	1.2%	6.0	1.3%	(0.7)	(11.7%)

Income before equity income	9.5	2.1%	11.1	2.5%	(1.6)	(14.4%)
Equity income, net of tax	0.3	0.1%	0.4	0.1%	(0.1)	(25.0%)

Net income	9.8	2.2%	11.5	2.6%	(1.7)	(14.8%)
Less: Net income attributable to noncontrolling interest	0.1	0.0%	0.1	0.0%	—	0.0%

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	2.2%	$11.4	2.6%	$(1.7)	(14.9%)

Consolidated Adjusted EBITDA	$28.7	6.5%	$30.1	6.8%	$(1.4)	(4.7%)

Net sales

Net sales decreased by $1.2 million, or 0.3%, from $445.0 million for the three months ended March 31, 2013 to $443.8 million for the three months ended March 31, 2014. Net sales decreased by $24.7 million due to lower metal prices and by $1.1 million resulting from the net effect of increases in average selling prices and the shift in product mix in the three months ended March 31, 2014 as compared to the same period in 2013. Higher volume and an increase in the sales of unprocessed metals offset the decrease in net sales by $7.3 million and $17.3 million, respectively. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume increased by 2.7 million pounds, or 2.1%, from 131.5 million pounds for the three months ended March 31, 2013 to 134.2 million pounds for the three months ended March 31, 2014. The increase in volume was the result of higher demand in the building and housing, automotive, coinage and munitions end markets. These increases were partially offset by lower demand in the electronics/electrical components end market resulting from customers sourcing their finished products offshore, which resulted in reduced demand for brass rod in this end market. Additionally, volume growth in key end markets was negatively impacted by inclement weather in each of our segments in the first quarter of 2014.

The metal cost recovery component of net sales decreased by $2.9 million, or 0.9%, from $305.4 million for the three months ended March 31, 2013 to $302.5 million for the three months ended March 31, 2014.

A change in customer mix and lower metal prices decreased the cost recovery component of net sales by $24.7 million. Partially offsetting the decrease in the metal cost recovery component of net sales was higher volume and the sales of unprocessed metal, which increased the metal cost recovery component of net sales by $4.5 million and $17.3 million, respectively, in the three months ended March 31, 2014 as compared to the same period in 2013. The metal cost recovery component of net sales per pound of finished product sold excluding the sales of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 8.7%, primarily as a result of a 10.0% decrease in the average daily copper prices reported by COMEX. The metal cost recovery component of net sales per pound of finished product shipped decreased by 2.6%, as reported below, due primarily to the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped.

Adjusted sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, increased by $1.7 million, or 1.2%, from $139.6 million for the three months ended March 31, 2013 to $141.3 million for the three months ended March 31, 2014. Higher volume increased adjusted sales by $2.8 million, which was partially offset by $1.1 million resulting from the net effect of increases in average selling prices and the shift in product mix. Adjusted sales per pound decreased 0.9% in the three months ended March 31, 2014 compared to the same period in 2013, which was the effect of changes in the mix of sales by segment relative to our consolidated sales as a whole and a net decrease resulting from the net effect of increases in average selling prices and the shift in product mix.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Three Months Ended March 31,		Change: 2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	134.2	131.5	2.7	2.1%
Net sales	$443.8	$445.0	$(1.2)	(0.3%)
Metal component of net sales	302.5	305.4	(2.9)	(0.9%)

Adjusted sales	$141.3	$139.6	$1.7	1.2%

$ per pound shipped
Net sales per pound	$3.31	$3.38	$(0.07)	(2.1%)
Metal component of net sales per pound	2.26	2.32	(0.06)	(2.6%)

Adjusted sales per pound	$1.05	$1.06	$(0.01)	(0.9%)

Average copper price per pound reported by COMEX	$3.24	$3.60	$(0.36)	(10.0%)

(a)	Amounts exclude quantity of unprocessed metal sold.

Gross profit

Gross profit decreased by $3.3 million, or 7.0%, from $46.9 million for the three months ended March 31, 2013 to $43.6 million for the three months ended March 31, 2014. Gross profit per pound shipped decreased from $0.36 for the three months ended March 31, 2013 as compared to $0.32 for the three months ended March 31, 2014.

Gross profit for the three months ended March 31, 2014 included a loss of $0.2 million related to net unrealized losses on derivative contracts and a $0.1 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. We exclude the above items in calculating Segment Adjusted EBITDA and Consolidated Adjusted EBITDA. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Depreciation expense included in gross profit increased from $1.8 million for the three months ended March 31, 2013 to $2.1 million for the three months ended March 31, 2014. The increase is attributable to an increase in our depreciable asset base from March 31, 2013 to March 31, 2014.

Several other offsetting factors decreased gross profit by $2.7 million in the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was due to higher manufacturing conversion costs of $3.2 million, primarily due to inclement weather and operational issues which adversely impacted product flow and yield at Olin Brass. Additionally, gross profit decreased by $1.1 million, resulting from the net effect of increases in average selling prices and the shift in product mix. These factors were partially offset by higher volume of $0.9 million and lower shrinkage costs due to lower metal costs of $0.7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.9 million, or 4.6%, from $19.7 million for the three months ended March 31, 2013 to $18.8 million for the three months ended March 31, 2014.

During the second quarter of 2013, we terminated our Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and thus, we incurred no management advisory fees for the three months ended March 31, 2014. The management advisory fees for the three months ended March 31, 2013 were $0.3 million.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-on Offering costs, of $1.1 million during the three months ended March 31, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to our registered “A/B exchange offer” (“Exchange Offer”) with respect to our Senior Secured Notes and public company readiness efforts of $0.8 million during the three months ended March 31, 2013. Additionally, for the three months ended March 31, 2014, we recognized $0.3 million related to share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Several other offsetting factors contributed $1.2 million to the decrease in selling, general and administrative expenses in the three months ended March 31, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $0.8 million, professional fees for accounting, tax, legal and consulting services decreased by $0.5 million. These factors were partially offset by an increase in other miscellaneous selling, general of $0.1 million.

Operating income

Operating income decreased by $2.4 million, or 8.8%, from $27.2 million for the three months ended March 31, 2013 to $24.8 million for the three months ended March 31, 2014 due to the changes in gross profit and selling, general and administrative expenses described above.

Interest expense

Interest expense remained flat at $9.9 million for the three months ended March 31, 2014 compared to the same period of the prior year. Total interest expense remained constant due to relatively consistent average borrowings on our debt facilities of $382.4 million in 2014 as compared to $386.2 million in 2013, unchanged interest rates (a weighted average of 9.4% per annum during 2014 and 2013) and steady amortization of debt issuance costs for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The following table summarizes the components of interest expense:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Interest on principal	$9.0	$9.0
Amortization of debt issuance costs	0.6	0.6
Capitalized interest	(0.1)	—
Other borrowing costs (a)	0.4	0.3

Interest expense	$9.9	$9.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Other expense, net

We recorded other expense, net of $0.1 million for the three months ended March 31, 2014 compared to $0.2 million for the three months ended March 31, 2013.

Provision for income taxes

The provision for income taxes was $5.3 million for the three months ended March 31, 2014 compared to $6.0 million for the three months ended March 31, 2013. The change in the provision for income taxes was primarily due to the decrease in the income before provision for income taxes and equity income of $2.3 million for the three months ended March 31, 2014 as compared to the same period in 2013. The effective income tax rate increased from 35.1% for the three months ended March 31, 2013 to 35.8% for the three months ended March 31, 2014.

The following table summarizes the effective income tax rate components for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	3.2%	3.3%
Section 199 manufacturing credit	(3.2%)	(2.7%)
Re-rate of deferred taxes	—	0.4%
Other	0.8%	(0.9%)

Effective income tax rate	35.8%	35.1%

Equity income, net of tax

Equity income, net of tax, decreased by $0.1 million from $0.4 million for the three months ended March 31, 2013 to $0.3 million for the three months ended March 31, 2014.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $1.7 million, or 14.9%, from $11.4 million for the three months ended March 31, 2013 to $9.7 million for the three months ended March 31, 2014 due to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses and a decrease in the provision for income taxes, as described above.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA decreased by $1.4 million, or 4.7%, from $30.1 million for the three months ended March 31, 2013 to $28.7 million for the three months ended March 31, 2014. The decrease was due to higher manufacturing conversion costs of $3.2 million, primarily due to inclement weather and operational issues which adversely impacted product flow and yield at Olin Brass, the net effect of increases in average selling prices and the shift in product mix of $1.1 million and an increase in other miscellaneous selling, general and administrative expenses of $0.1 million. Partially offsetting the decrease were higher volume of $0.9 million, lower shrinkage costs due to lower metal costs of $0.7 million, a decrease of $0.8 million in salaries, benefits and incentive compensation, a decrease of $0.5 million in other professional fees for accounting, tax, legal and consulting services and an increase in other adjustments included in the calculation of Consolidated Adjusted EBITDA of $0.1 million.

Consolidated EBITDA and Consolidated Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in millions)	2014	2013
Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	$11.4
Interest expense	9.9	9.9
Provision for income taxes	5.3	6.0
Depreciation expense	2.3	1.9
Amortization expense	—	—

Consolidated EBITDA	$27.2	$29.2
Unrealized loss on derivative contracts (a)	0.2	—
Non-cash accretion of income of Dowa Joint Venture (b)	(0.2)	(0.2)
Management fees (c)	—	0.3
Specified legal/professional expenses (d)	1.1	0.8
Lower of cost or market adjustment to inventory (e)	0.1	—
Share-based compensation expense (f)	0.3	—

Consolidated Adjusted EBITDA	$28.7	$30.1

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	The 2013 amount represents a portion of the annual advisory fees payable to affiliates of KPS. See note 11 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(d)	Specified legal/professional expenses for the three months ended March 31, 2014 includes $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs. Specified legal/professional expenses for the three months ended March 31, 2013 includes $0.8 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.
(e)	Represents a non-cash lower of cost or market charge for the write down of inventory recorded during the three months ended March 31, 2014.
(f)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Segment Results of Operations

Segment Results of Operations for the Three Months ended March 31, 2014, Compared to the Three Months ended March 31, 2013.

	Three Months Ended		Change
(in millions)	March 31,		2014 vs. 2013
	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	67.6	66.5	1.1	1.7%
Chase Brass	58.9	58.0	0.9	1.6%
A.J. Oster	17.4	17.2	0.2	1.2%
Corporate & other (b)	(9.7)	(10.2)	0.5	(4.9%)

Total	134.2	131.5	2.7	2.1%

Net Sales
Olin Brass	$213.1	$200.9	$12.2	6.1%
Chase Brass	162.6	174.5	(11.9)	(6.8%)
A.J. Oster	81.5	84.0	(2.5)	(3.0%)
Corporate & other (b)	(13.4)	(14.4)	1.0	(6.9%)

Total	$443.8	$445.0	$(1.2)	(0.3%)

Segment Adjusted EBITDA
Olin Brass	$10.1	$11.5	$(1.4)	(12.2%)
Chase Brass	18.4	18.9	(0.5)	(2.6%)
A.J. Oster	4.1	4.5	(0.4)	(8.9%)

Total for operating segments	$32.6	$34.9	$(2.3)	(6.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

Segment EBITDA and Segment Adjusted EBITDA are non-GAAP financial measures. See “—Non-GAAP Measures—EBITDA-Based Measures”.

Below is a reconciliation of income before provision for income taxes and equity income to Segment EBITDA and Segment Adjusted EBITDA:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
(in millions)	Olin Brass	Chase Brass	A.J. Oster	Olin Brass	Chase Brass	A.J. Oster
Income before provision for income taxes and equity income:	$8.8	$17.6	$4.0	$10.3	$18.3	$4.4
Interest expense	—	—	—	—	—	—
Depreciation expense	1.3	0.8	0.1	1.1	0.6	0.1
Amortization expense	—	—	—	—	—	—

Segment EBITDA	$10.1	$18.4	$4.1	$11.4	$18.9	$4.5
Equity income, net of tax	0.3	—	—	0.4	—	—
Net income attributable to non-controlling interest	(0.1)	—	—	(0.1)	—	—
Non-cash accretion of income of Dowa Joint Venture (a)	(0.2)	—	—	(0.2)	—	—

Segment Adjusted EBITDA	$10.1	$18.4	$4.1	$11.5	$18.9	$4.5

(a)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Olin Brass

Olin Brass net sales increased by $12.2 million, or 6.1%, from $200.9 million for the three months ended March 31, 2013 to $213.1 million for the three months ended March 31, 2014. The increase was due to the sales of unprocessed metal, higher volume and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results), partially offset by a shift in product mix, as well as lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by a shift in product mix and lower metal prices, increased net sales by $9.2 million for the three months ended March 31, 2014 as compared to the same period in 2013.

Volume increased by 1.1 million pounds, or 1.7%, from 66.5 million pounds for the three months ended March 31, 2013 to 67.6 million pounds for the three months ended March 31, 2014. The increase in volume, which contributed $3.0 million to the increase in net sales, was the result of higher demand in the munitions, coinage and automotive end markets. Additionally, volume growth in key end markets was negatively impacted by inclement weather during the first quarter of 2014.

Segment Adjusted EBITDA of Olin Brass decreased by $1.4 million, from $11.5 million for the three months ended March 31, 2013 to $10.1 million for the three months ended March 31, 2014. The decrease was due primarily to higher manufacturing conversion costs due to inclement weather, product mix and operational issues which adversely impacted product flow and yield at Olin Brass. Other factors partially offsetting the decrease were higher volume, higher average selling prices, lower shrinkage costs due to lower metal costs and a decrease in salaries, benefits and incentive compensation.

Chase Brass

Chase Brass net sales decreased by $11.9 million, or 6.8%, from $174.5 million for the three months ended March 31, 2013 to $162.6 million for the three months ended March 31, 2014. The decrease was due primarily to lower metal prices, partially offset by higher average selling prices and higher volume.

Lower metal prices, partially offset by higher average selling prices for the three months ended March 31, 2014, contributed $14.6 million to the decrease in net sales as compared to the same period in 2013.

Volume increased by 0.9 million pounds, or 1.6%, from 58.0 million pounds for the three months ended March 31, 2013 to 58.9 million pounds for the three months ended March 31, 2014. The increase in volume, which partially offset the decrease in net sales by $2.7 million, was the result of higher demand in the building and housing end market and automotive end market. These increases were partially offset by lower demand in the electronics/electrical components end market resulting from customers sourcing their finished products offshore, which resulted in reduced demand for brass rod in this end market. Additionally, volume growth in key end markets was negatively impacted by inclement weather during the first quarter of 2014.

Segment Adjusted EBITDA of Chase Brass decreased by $0.5 million, from $18.9 million for the three months ended March 31, 2013 to $18.4 million for the three months ended March 31, 2014. The decrease was due primarily to higher manufacturing conversion costs resulting from inclement weather in the first quarter of 2014. Partially offsetting the decrease were higher volume, higher average selling prices and lower shrinkage costs due to lower metal costs.

A.J. Oster

A.J. Oster net sales decreased by $2.5 million, or 3.0%, from $84.0 million for the three months ended March 31, 2013 to $81.5 million for the three months ended March 31, 2014. The decrease was due primarily to lower metal prices in the three months ended March 31, 2014 compared to the same period in 2013, partially offset by higher average selling prices and higher volume.

Lower metal prices, partially offset by higher average selling prices for the three months ended March 31, 2014 contributed $3.5 million to the decrease in net sales as compared to the same period in 2013.

Volume increased by 0.2 million pounds, or 1.2%, from 17.2 million pounds for the three months ended March 31, 2013 to 17.4 million pounds for the three months ended March 31, 2014. The increase in volume, which partially offset the decrease in net sales by $1.0 million, was primarily the result of higher demand in the automotive end market, partially offset by lower demand in the electronics/electrical components end market. Additionally, volume growth in key end markets was negatively impacted by inclement weather during the first quarter of 2014.

Segment Adjusted EBITDA of A.J. Oster decreased by $0.4 million, from $4.5 million for the three months ended March 31, 2013 to $4.1 million for the three months ended March 31, 2014. The decrease was due primarily to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results). Partially offsetting the decrease were higher volume and higher average selling prices.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) do not limit the ability of subsidiaries of GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the Indenture do, however, limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of March 31, 2014, all of the net assets of the subsidiaries are restricted except for $42.2 million which are permitted for dividend distributions under the Indenture. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. As of March 31, 2014, we had cash of $16.9 million, compared to cash of $10.8 million at December 31, 2013 and $15.8 million at March 31, 2013. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,
(in millions)	2014	2013
Cash flows used in operating activities	$(5.0)	$(5.1)
Cash flows used in investing activities	$(5.7)	$(2.9)
Cash flows provided by financing activities	$16.9	$10.2

Cash flows from operating activities

During the three months ended March 31, 2014, net cash used in operating activities was $5.0 million. This amount was attributable to net income of $9.8 million and adjustments to net income of $2.9 million, which was offset by an increase in assets net of liabilities of $17.7 million.

The primary contributor to the increase in assets net of liabilities was a $22.0 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $43.2 million, which was partially offset by the increase in accounts payable of $21.2 million), an increase of $5.6 million in inventory, an increase in prepaid expenses and other current assets of $10.7 million, primarily due to the deferred expense related to the sales of unprocessed metal, and an increase in income taxes receivable net of income taxes payable of $0.9 million, partially offset by an increase in accrued liabilities of $12.5 million, which was primarily due to the increase in deferred revenue related to the sales of unprocessed metal, an increase in accrued interest of $8.9 million and a decrease in other assets net of liabilities of $0.1 million.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass and the lag effect stemming from operational issues experienced in 2013 that affected product flow and on time delivery performance within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the first quarter of 2014 as compared to the fourth quarter of 2013, partially offset by the decrease in day’s sales outstanding (“DSO”) from 42 days as of December 31, 2013 to 41 days at March 31, 2014. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the first quarter of 2014 as compared to the fourth quarter of 2013, partially offset by the decrease in the purchase payment cycle from 22 days at December 31, 2013 to 21 days at March 31, 2014. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the three months ended March 31, 2013, net cash used in operating activities was $5.1 million. This amount was attributable to net income of $11.5 million and adjustments to net income of $3.0 million, which was offset by an increase in assets net of liabilities of $19.6 million.

The primary contributor to the increase in assets net of liabilities was an $18.4 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $55.8 million, which was partially offset by the increase in accounts payable of $37.4 million), an increase of $10.9 million in inventory, an increase of prepaid expenses and other current assets of $4.3 million, primarily due to the deferred expense related to the sales of unprocessed metal, an increase in income taxes receivable net of income taxes payable of $1.0 million and an increase of $0.1 million in other assets net of liabilities, partially offset by an increase in accrued interest of $8.9 million and an increase in accrued liabilities of $6.2 million, primarily due to the increase in deferred revenue related to the sales of unprocessed metal.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher volume during the first quarter of 2013 as compared to the fourth quarter of 2012, while the day’s sales outstanding (“DSO”) remained constant at 44 days as of December 31, 2012 and March 31, 2013. The increase in accounts payable was due to higher volume in the first quarter of 2013 as compared to the fourth quarter of 2012, and to the increase in the purchase payment cycle from 24 days at December 31, 2012 to 25 days at March 31, 2013. The increase in the payment purchase cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

Cash flows from investing activities

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2014, which consisted of capital improvements, including upgrading of our information systems, or replacement of existing capital items.

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2013, which consisted primarily of $3.1 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $16.9 million for the three months ended March 31, 2014, which consisted primarily of net borrowings under the ABL Facility of $17.5 million, the proceeds from the exercise of stock options of $0.1 million and the excess tax benefit from share-based compensation of $0.1 million, partially offset by dividends paid of $0.8 million.

Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2013, which consisted primarily of net borrowings under the ABL Facility of $10.5 million, partially offset by a $0.3 million receivable due from stockholder pertaining to reimbursable expenses.

Outstanding Indebtedness

Our ABL Facility, as amended, provides for borrowings of up to the lesser of $200.0 million or the borrowing base (as defined in the ABL Facility), in each case, less outstanding loans and letters of credit and matures on June 1, 2017. We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances plus an applicable spread, as defined by the agreement governing the ABL Facility. At March 31, 2014, we had $23.0 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit and borrowing availability of $176.5 million. As of March 31, 2014, amounts outstanding under the ABL Facility bore interest at a rate of 4.25%.

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. The Senior Secured Notes mature on June 1, 2019.

The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At March 31, 2014, we were in compliance with all of the covenants under the ABL Facility and the Indenture.

For additional information regarding our ABL Facility and Indenture governing the Senior Secured Notes, see note 7 to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see note 1 to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014.

For information regarding derivative contracts that the Company uses to limit its exposure to fluctuations in commodity prices, thereby exposing itself to credit risk and market risk, see note 9 to our unaudited consolidated financial statements, which are included elsewhere in this report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our annual report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A — Risk Factors,” except to supplement and update those risk factors as follows:

Inclement weather conditions could adversely affect our business, financial condition and results of operations.

Inclement weather conditions in the areas where our facilities are located could have an adverse effect on our business, financial condition and results of operations. For example, extreme cold, such as that experienced during the first quarter of 2014, heavy snowfall or other extreme weather conditions over a prolonged period could result in temporary facility closures, disruptions in our access to natural gas, electricity, fuel and other raw materials and delayed shipments of our products. Furthermore, inclement weather conditions also could disrupt the operations of one or more of our suppliers and result in production delays. Any of these events or circumstances could materially disrupt our business operations and thereby adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Limitations Upon the Payment of Dividends

Both the ABL Facility and the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014 for further discussion of these restrictive covenants.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014†

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli
Robert T. Micchelli
Chief Financial Officer

Date: May 8, 2014