Form 10-Q
period 2014-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2014-08-07
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 31, 2014, there were 21,344,207 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

June 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
	June 30,	December 31,	June 30,
(In millions, except share and par value data)	2014	2013	2013
Assets
Current assets:
Cash	$19.4	$10.8	$34.0
Accounts receivable (net of allowance of $1.0, $1.0 and $1.3, respectively)	195.6	171.8	203.3
Inventories	192.3	190.9	199.5
Prepaid expenses and other current assets	25.7	22.2	25.1
Deferred income taxes	33.0	32.2	31.8
Income tax receivable	6.3	4.3	2.1

Total current assets	472.3	432.2	495.8
Property, plant and equipment, net	100.0	88.0	75.3
Investment in joint venture	2.8	2.2	2.2
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.7	0.7	0.8
Deferred income taxes	2.9	4.6	6.8
Other noncurrent assets	15.8	16.6	16.9

Total assets	$598.9	$548.7	$602.2

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$0.7	$—	$—
Accounts payable	107.6	85.4	107.0
Accrued liabilities	49.3	56.1	52.7
Accrued interest	3.3	3.3	3.4
Income tax payable	—	0.5	0.3

Total current liabilities	160.9	145.3	163.4
Long-term debt	396.8	380.5	431.0
Other noncurrent liabilities	25.9	26.3	27.7

Total liabilities	583.6	552.1	622.1

Commitments and contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit):
Common stock—$.01 par value; 80,000,000 shares authorized; 21,344,207, 21,251,486 and 21,246,080 shares issued and outstanding, respectively	0.2	0.2	0.2
Additional paid-in capital	32.4	30.5	29.5
Accumulated deficit	(21.5)	(38.6)	(53.9)
Treasury stock, at cost—29,200, 0 and 0 shares, respectively	(0.4)	—	—
Accumulated other comprehensive income	0.4	0.5	0.5

Total Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	11.1	(7.4)	(23.7)
Noncontrolling interest	4.2	4.0	3.8

Total equity / (deficit)	15.3	(3.4)	(19.9)

Total liabilities and equity / (deficit)	$598.9	$548.7	$602.2

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales	$440.5	$461.5	$884.3	$906.5
Cost of sales	396.3	409.8	796.5	807.9

Gross profit	44.2	51.7	87.8	98.6
Selling, general and administrative expenses (including non-cash profits interest expense of $0.0, $29.3, $0.0 and $29.3, respectively)	19.9	52.8	38.7	72.5

Operating income (loss)	24.3	(1.1)	49.1	26.1
Interest expense	9.8	10.0	19.7	19.9
Other expense, net	0.1	—	0.2	0.2

Income (loss) before provision for income taxes and equity income	14.4	(11.1)	29.2	6.0
Provision for income taxes	5.5	6.5	10.8	12.5

Income (loss) before equity income	8.9	(17.6)	18.4	(6.5)
Equity income, net of tax	0.2	0.5	0.5	0.9

Net income (loss)	9.1	(17.1)	18.9	(5.6)
Less: Net income attributable to noncontrolling interest	0.1	—	0.2	0.1

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$(17.1)	$18.7	$(5.7)

Net income (loss) attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.42	$(0.81)	$0.89	$(0.27)
Diluted	$0.42	$(0.81)	$0.88	$(0.27)
Weighted average common shares outstanding:
Basic	21.2	21.1	21.1	21.1
Diluted	21.3	21.1	21.2	21.1
Dividends declared per common share	$0.0375	$—	$0.0750	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net income (loss)	$9.1	$(17.1)	$18.9	$(5.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	(0.8)	(0.1)	(1.5)
Less: Income tax expense (benefit) on foreign currency translation adjustment	0.1	(0.3)	—	(0.6)

Comprehensive income (loss)	9.1	(17.6)	18.8	(6.5)
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1	0.2	0.2

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$(17.7)	$18.6	$(6.7)

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

							Total
							Global Brass
					Accumulated		and Copper
		Additional			other	Receivable	Holdings, Inc.
	Common	paid-in	Accumulated	Treasury	comprehensive	from	stockholders’	Noncontrolling	Total
(In millions, except share data)	stock	capital	deficit	stock	income	stockholder	deficit	interest	deficit
Balance at December 31, 2012	$0.2	$—	$(48.2)	$—	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)
Profits interest compensation	—	29.3	—	—	—	—	29.3	—	29.3
Share-based compensation (136,080 shares)	—	0.2	—	—	—	—	0.2	—	0.2
Payment from stockholder	—	—	—	—	—	4.9	4.9	—	4.9
Net (loss) income	—	—	(5.7)	—	—	—	(5.7)	0.1	(5.6)
Other comprehensive (loss) income, net of tax	—	—	—	—	(1.0)	—	(1.0)	0.1	(0.9)

Balance at June 30, 2013	$0.2	$29.5	$(53.9)	$—	$0.5	$—	$(23.7)	$3.8	$(19.9)

							Total
							Global Brass
					Accumulated		and Copper
		Additional			other	Receivable	Holdings, Inc.		Total
	Common	paid-in	Accumulated	Treasury	comprehensive	from	stockholders’	Noncontrolling	equity /
(In millions, except share data)	stock	capital	deficit	stock	income	stockholder	equity / (deficit)	interest	(deficit)
Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$—	$(7.4)	$4.0	$(3.4)
Share-based compensation (110,316 shares)	—	1.6	—	—	—	—	1.6	—	1.6
Exercise of stock options (11,605 shares)	—	0.1	—	—	—	—	0.1	—	0.1
Share repurchases (29,200 shares)	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	0.2	—	—	—	—	0.2	—	0.2
Dividends declared	—	—	(1.6)	—	—	—	(1.6)	—	(1.6)
Net income	—	—	18.7	—	—	—	18.7	0.2	18.9
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)

Balance at June 30, 2014	$0.2	$32.4	$(21.5)	$(0.4)	$0.4	$—	$11.1	$4.2	$15.3

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income (loss)	$18.9	$(5.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	0.2	0.3
Unrealized loss on derivatives	0.4	0.1
Depreciation	5.3	3.9
Amortization of debt issuance costs	1.3	1.2
Profits interest compensation expense	—	29.3
Provision for bad debts, net of reductions	—	(0.1)
Share-based compensation expense	1.6	0.2
Excess tax benefit from share-based compensation	(0.2)	—
Deferred income taxes	0.5	1.5
Equity income, net of tax	(0.5)	(0.9)
Change in assets and liabilities:
Accounts receivable	(23.8)	(38.7)
Inventories	(1.7)	(25.4)
Prepaid expenses and other current assets	(2.9)	(13.0)
Accounts payable	22.2	25.6
Accrued liabilities	(6.8)	4.3
Accrued interest	—	0.1
Income taxes, net	(2.3)	(0.8)
Other, net	(0.6)	0.1

Net cash provided by (used in) operating activities	11.6	(17.9)
Cash flows from investing activities
Capital expenditures	(12.3)	(8.3)
Proceeds from sale of property, plant and equipment	0.1	0.2

Net cash used in investing activities	(12.2)	(8.1)
Cash flows from financing activities
Borrowings on ABL Facility	174.2	229.8
Payments on ABL Facility	(163.2)	(188.3)
Dividends paid	(1.6)	—
Proceeds from exercise of stock options	0.1	—
Excess tax benefit from share-based compensation	0.2	—
Repurchase of shares to satisfy employee minimum tax withholdings	(0.4)	—
Net payment from stockholder	—	4.9

Net cash provided by financing activities	9.3	46.4
Effect of foreign currency exchange rates	(0.1)	(0.3)

Net increase in cash	8.6	20.1
Cash at beginning of period	10.8	13.9

Cash at end of period	$19.4	$34.0

Noncash investing and financing activities
Acquisition of equipment under capital lease obligation	$6.0	$—

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

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also will result in enhanced disclosures about revenue and provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications). ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Inventories

The Company’s inventories were as follows:

	As of
	June 30,	December 31,	June 30,
(in millions)	2014	2013	2013
Raw materials and supplies	$36.8	$37.2	$37.1
Work-in-process	71.1	75.5	83.8
Finished goods	84.4	78.2	78.6

Total inventories	$192.3	$190.9	$199.5

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of raw material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 71%, 70% and 72% of total inventory at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. During the three months ended June 30, 2014 and 2013, the Company recorded a lower of cost or market adjustment that reduced inventory by $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded a lower of cost or market adjustment that reduced inventory by $0.2 million and $0.3 million, respectively. These non-cash adjustments were recorded in cost of sales in the accompanying consolidated statements of operations for the applicable periods.

If all inventories had been valued at period-end market values, inventories would have been approximately $309.8 million, $318.2 million and $303.9 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

3. Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets were as follows:

	As of
	June 30,	December 31,	June 30,
(in millions)	2014	2013	2013
Deferred expense	$8.6	$9.8	$12.0
Loss fund payments—workers’ compensation	6.2	6.2	6.9
Prepaid insurance	5.2	1.9	2.1
Prepaid tooling	1.1	1.0	1.6
Collateral on deposit—commodity derivative contracts	1.0	0.3	0.3
Commodity derivative contracts	0.5	0.9	0.5
Other	3.1	2.1	1.7

Total prepaid expenses and other current assets	$25.7	$22.2	$25.1

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Investment in Joint Venture

During the three months ended June 30, 2014 and 2013, the Company recorded $0.2 million and $0.5 million, respectively, of equity income, net of tax, including $0.2 million of accretion of negative basis difference in each period. During the six months ended June 30, 2014 and 2013, the Company recorded $0.5 million and $0.9 million, respectively, of equity income, net of tax, including $0.4 million of accretion of negative basis difference in each period. At June 30, 2014, December 31, 2013 and June 30, 2013, the remaining negative basis difference was $4.6 million, $5.0 million and $5.4 million, respectively. No cash dividends were received from Dowa Olin Metal Corporation (“Dowa Joint Venture”) during the six months ended June 30, 2014 or 2013. The undistributed earnings of the Dowa Joint Venture in GBC’s retained earnings as of June 30, 2014, December 31, 2013 and June 30, 2013 totaled $1.6 million, $1.1 million and $0.9 million, respectively.

5. Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	As of
	June 30,	December 31,	June 30,
(in millions)	2014	2013	2013
Deferred financing fees, net	$13.3	$14.6	$15.9
Utility and other deposits	1.5	1.2	1.0
Other	1.0	0.8	—

Total other noncurrent assets	$15.8	$16.6	$16.9

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
	June 30,	December 31,	June 30,
(in millions)	2014	2013	2013
Workers’ compensation	$15.6	$14.5	$15.3
Personnel expense	14.4	19.4	15.7
Deferred revenue	8.6	9.8	12.0
Utilities	2.2	1.6	1.6
Insurance	2.3	2.4	2.2
Professional fees	1.6	2.7	0.9
Taxes	0.7	1.6	1.1
Tooling	0.6	0.7	0.7
Other	3.3	3.4	3.2

Total accrued liabilities	$49.3	$56.1	$52.7

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

7. Financing

Long-term debt consisted of the following:

	As of
	June 30,	December 31,	June 30,
(in millions)	2014	2013	2013
Senior Secured Notes	$375.0	$375.0	$375.0
ABL Facility	16.5	5.5	56.0
Obligations under capital lease	6.0	—	—

	397.5	380.5	431.0
Less: Current maturities of capital lease obligations	0.7	—	—

Total long-term debt	396.8	380.5	431.0

Senior Secured Notes

On June 1, 2012, GBC issued, through a private offering, $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”), which are guaranteed by Holdings. The Senior Secured Notes mature on June 1, 2019. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of June 30, 2014, all of the net assets of the subsidiaries are restricted except for $46.9 million, which are permitted for dividend distributions under the Indenture. As of June 30, 2014, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

Pursuant to a registration rights agreement, on October 7, 2013, GBC completed an exchange offer to issue registered new notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that GBC issued in 2012 (the “Exchange Offer”).

ABL Facility

Concurrent with the issuance of the Senior Secured Notes in 2012, the Company amended the agreement governing its asset-based revolving loan facility (the “ABL Facility”).

The ABL facility provides for borrowings up to the lesser of $200.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. Available borrowings under the ABL Facility were $183.0 million, $194.0 million and $143.5 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. As of June 30, 2014, December 31, 2013 and June 30, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of June 30, 2014, the Company was in compliance with all of its covenants under the ABL Facility.

8. Income Taxes

The effective income tax rate, which is provision for income taxes as a percentage of income before provision for income taxes and equity income, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory provision rate	35.0%	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	3.2%	(5.4%)	3.2%	19.2%
Section 199 manufacturing credit	(3.3%)	5.0%	(3.3%)	(16.4%)
Return to provision adjustments	0.1%	0.7%	—	(1.3%)
Non-deductible non-cash compensation	—	(92.0%)	—	169.1%
Other	3.2%	(1.9%)	2.1%	2.7%

Effective income tax rate	38.2%	(58.6%)	37.0%	208.3%

As of June 30, 2014, December 31, 2013 and June 30, 2013, the Company had $25.7 million, $26.0 million and $27.3 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three or six months ended June 30, 2014 or June 30, 2013. Accrued interest and penalties as of June 30, 2014, December 31, 2013 and June 30, 2013 was $0.1 million. The Company’s liability for uncertain tax positions of $25.8 million, $26.1 million and $27.4 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.

The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2010 and all subsequent periods remain open for audit.

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

	As of June 30, 2014
	Gross	Gross Amounts	Net Amounts of Assets	Amounts Not Offset in the Consolidated Balance Sheet
(in millions, except contract data)	Amounts of Recognized Assets	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$0.9	$(0.8)	$0.1	$—	$—	$0.1
Open natural gas contracts (a)	0.1	—	0.1	—	—	0.1
Open electricity contracts (a)	0.4	(0.1)	0.3	—	—	0.3

Total	$1.4	$(0.9)	$0.5	$—	$—	$0.5

(a)	As of June 30, 2014, the Company had open metal, natural gas and electricity contracts of 267, 39 and 23, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.5

Total	$0.5

	Gross	Gross Amounts	Net Amounts of Liabilities	Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Liabilities	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$0.8	$(0.8)	$—	$—	$—	$—
Open natural gas contracts (b)	—	—	—	—	—	—
Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$0.9	$(0.9)	$—	$—	$—	$—

(b)	As of June 30, 2014, the Company had open metal, natural gas and electricity contracts of 154, 34 and 15, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2013
	Gross	Gross Amounts	Net Amounts of Assets	Amounts Not Offset in the Consolidated Balance Sheet
(in millions, except contract data)	Amounts of Recognized Assets	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$0.8	$(0.3)	$0.5	$—	$—	$0.5
Open natural gas contracts (a)	0.2	—	0.2	—	—	0.2
Open electricity contracts (a)	0.3	(0.1)	0.2	—	—	0.2

Total	$1.3	$(0.4)	$0.9	$—	$—	$0.9

(a)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 265, 39 and 37, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.9

Total	$0.9

	Gross	Gross Amounts	Net Amounts of Liabilities	Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Liabilities	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$0.3	$(0.3)	$—	$—	$—	$—
Open natural gas contracts (b)	—	—	—	—	—	—
Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$0.4	$(0.4)	$—	$—	$—	$—

(b)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 132, 4 and 20, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of June 30, 2013
	Gross	Gross Amounts	Net Amounts of Assets	Amounts Not Offset in the Consolidated Balance Sheet
(in millions, except contract data)	Amounts of Recognized Assets	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Open metal contracts (a)	$2.0	$(1.6)	$0.4	$—	$—	$0.4
Open electricity contracts (a)	0.1	—	0.1	—	—	0.1

Total	$2.1	$(1.6)	$0.5	$—	$—	$0.5

(a)	As of June 30, 2013, the Company had open metal and electricity contracts of 334 and 6, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.5

Total	$0.5

	Gross	Gross Amounts	Net Amounts of Liabilities	Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Liabilities	Offset in Consolidated Balance Sheet	Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount
Open metal contracts (b)	$1.6	$(1.6)	$—	$—	$—	$—

Total	$1.6	$(1.6)	$—	$—	$—	$—

(b)	As of June 30, 2013, the Company had 218 open metal contracts, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Cost of sales
Realized and unrealized gain—metal contracts	$0.6	$0.7	$0.5	$0.7
Realized and unrealized gain—natural gas contracts	—	—	0.2	—
Realized and unrealized gain (loss)—electricity contracts	0.2	(0.2)	1.6	(0.1)

Total	$0.8	$0.5	$2.3	$0.6

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities at fair value on a recurring basis as of June 30, 2014, December 31, 2013 and June 30, 2013:

	As of June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.1	$—	$0.1
Open natural gas contracts	—	0.1	—	0.1
Open electricity contracts	—	0.3	—	0.3

Total assets	$—	$0.5	$—	$0.5

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.5	$—	$0.5
Open natural gas contracts	—	0.2	—	0.2
Open electricity contracts	—	0.2	—	0.2

Total assets	$—	$0.9	$—	$0.9

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.4	$—	$0.4
Open electricity contracts	—	0.1	—	0.1

Total assets	$—	$0.5	$—	$0.5

In accordance with ASC 820, the Company’s metal, natural gas and electricity commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of the Company’s derivative commodity contracts have a set term of 24 months or less.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company does not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2014 or 2013.

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2014, December 31, 2013 and June 30, 2013, the fair value of the Company’s Senior Secured Notes approximated $428.4 million, $428.4 million and $401.3 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

11. Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) were majority shareholders of Halkos Holdings, LLC (“Halkos”). As of December 31, 2013, Halkos beneficially owned 34.4% of the outstanding shares of Holdings. On February 3, 2014 the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters (the “Additional Follow-on Public Offering”). Halkos participated as the selling stockholder and after giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

The Company and affiliates of KPS Funds had previously entered into an agreement whereby affiliates of KPS Funds charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). In May 2013, in connection with the initial public offering of 8,050,000 shares of common stock (the “IPO”), the Company terminated the Management Services Agreement prior to the expiration of its initial term and was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid $4.5 million to the affiliates of KPS Funds related to the Company’s early termination and all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4.5 million and $4.8 million for the three and six months ended June 30, 2013, respectively. As the Management Services Agreement is terminated, there were no costs for the three or six months ended June 30, 2014.

Additionally, pursuant to the Management Services Agreement, the Company was required to reimburse the affiliates of KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were inconsequential for the three and six months ended June 30, 2013, respectively.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Insurance Coverage

The Company maintains Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $0.3 million per participant for all GBC employees, except for employees of our Chase division, which has a deductible of $0.1 million per participant. The policy for our Chase division also has a specific stop loss maximum resulting in the Company being responsible for paying the amount in excess of $2.0 million per participant.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Adjusted EBITDA. The Chief Operating Decision Maker is not provided with, nor reviews, assets by segment for purposes of allocating resources.

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture, management fees paid to affiliates of KPS Capital Partners, L.P. (“KPS”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Adjusted EBITDA of segments to income (loss) before provision for income taxes and equity income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Sales, External Customers
Olin Brass	$212.9	$216.5	$412.6	$403.1
Chase	152.7	164.7	315.3	339.2
Oster	74.9	80.3	156.4	164.2

Total net sales, external customers	$440.5	$461.5	$884.3	$906.5

Intersegment Net Sales
Olin Brass	$14.5	$14.2	$27.9	$28.5
Oster	—	—	—	0.1

Total intersegment net sales	$14.5	$14.2	$27.9	$28.6

Adjusted EBITDA
Olin Brass	$10.0	$16.2	$20.1	$27.7
Chase	17.7	18.9	36.1	37.8
Oster	4.0	4.4	8.1	8.9

Total Adjusted EBITDA of segments	31.7	39.5	64.3	74.4
Corporate and Other	(2.1)	(3.2)	(6.0)	(8.0)
Depreciation and amortization	(3.0)	(2.0)	(5.3)	(3.9)
Interest expense	(9.8)	(10.0)	(19.7)	(19.9)
Net income attributable to noncontrolling interest	0.1	—	0.2	0.1
Unrealized loss on derivative contracts (a)	(0.2)	(0.1)	(0.4)	(0.1)
Equity method investment income (b)	—	(0.3)	(0.1)	(0.5)
Non-cash Halkos profits interest compensation expense (c)	—	(29.3)	—	(29.3)
Management fees (d)	—	(4.5)	—	(4.8)
Specified legal/professional expenses (e)	(0.9)	(0.7)	(2.0)	(1.5)
Lower of cost or market adjustment to inventory (f)	(0.1)	(0.3)	(0.2)	(0.3)
Share-based compensation expense (g)	(1.3)	(0.2)	(1.6)	(0.2)

Income (loss) before provision for income taxes and equity income	$14.4	$(11.1)	$29.2	$6.0

(a)	Represents unrealized gains and losses on derivative contracts in support of the Company’s balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	Excludes accretion income of $0.2 million and $0.4 million in each of the three and six months ended June 30, 2014 and 2013. Equity method investment income is exclusive to Olin Brass.
(c)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Holdings, LLC Executive Equity Incentive Plan (“Halkos Equity Plan”) to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of the Company’s management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.
(d)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement for the three and six months ended June 30, 2013. For the six months ended June 30, 2013, amount also represents a portion of the annual advisory fees paid to affiliates of KPS prior to the termination of the agreement.
(e)	Specified legal/professional expenses for the three months ended June 30, 2014 includes $0.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company. Specified legal/professional expenses for the three months ended June 30, 2013 includes $0.7 million of professional fees for accounting, tax, legal and consulting services related to the IPO, the Exchange Offer, public company readiness efforts and certain regulatory and compliance matters.

Specified legal/professional expenses for the six months ended June 30, 2014 includes $2.0 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs. Specified legal/professional expenses for the six months ended June 30, 2013 includes $1.5 million of professional fees for accounting, tax, legal and consulting services related to the IPO, the Exchange Offer, public company readiness efforts and certain regulatory and compliance matters.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(f)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the three and six months ended June 30, 2014 and 2013.
(g)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of the Company’s management and the Company’s Board of Directors.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Numerator
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$(17.1)	$18.7	$(5.7)
Denominator
Weighted-average common shares outstanding	21.2	21.1	21.1	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	—	0.1	—

Weighted-average common shares outstanding, assuming dilution	21.3	21.1	21.2	21.1

Net income (loss) attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.42	$(0.81)	$0.89	$(0.27)
Diluted	$0.42	$(0.81)	$0.88	$(0.27)

The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the three months and six months ended June 30, 2014 exclude stock options to purchase 147,136 shares because they were anti-dilutive. For the three months and six months ended June 30, 2013, the dilutive effect of 8,555 shares and 4,278 shares, respectively, of nonvested restricted stock was excluded from the earnings per share calculation as they would be anti-dilutive given the loss in the periods.

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

The Company identified an immaterial error in the previously issued condensed consolidating statement of cash flows for the six months ended June 30, 2013 related to the settlement of an advance between the Issuer and the Parent and has revised the presentation in this Quarterly Report on Form 10-Q. The Company has corrected the error by reclassifying a cash inflow of $4.9 million for the Issuer from cash flows from operating activities to cash flows from investing activities for the six months ended June 30, 2013. The revision had no impact to any other condensed consolidating financial statement, nor did it impact any of the Company’s unaudited consolidated financial statements contained herein.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Balance Sheet
	As of June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$14.7	$2.6	$4.8	$(2.7)	$19.4
Accounts receivable, net of allowance	—	2.7	177.9	15.0	—	195.6
Inventories	—	—	174.3	18.9	(0.9)	192.3
Prepaid expenses and other current assets	—	12.8	12.4	0.5	—	25.7
Deferred income taxes	—	33.0	—	—	—	33.0
Income tax receivable	—	6.7	—	—	(0.4)	6.3

Total current assets	—	69.9	367.2	39.2	(4.0)	472.3
Property, plant and equipment, net	—	0.9	98.7	0.4	—	100.0
Investment in joint venture	—	—	2.8	—	—	2.8
Investment in subsidiaries	19.0	705.4	23.3	—	(747.7)	—
Intercompany accounts	—	—	351.1	—	(351.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	2.9	—	—	—	2.9
Other noncurrent assets	—	13.9	1.9	—	—	15.8

Total assets	$19.0	$793.0	$850.1	$39.6	$(1,102.8)	$598.9

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$0.7	$—	$—	$0.7
Accounts payable	—	1.2	107.5	2.5	(3.6)	107.6
Accrued liabilities	—	17.8	31.0	0.5	—	49.3
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	—	0.1	0.3	(0.4)	—

Total current liabilities	—	22.3	139.3	3.3	(4.0)	160.9
Long-term debt	—	391.5	5.3	—	—	396.8
Other noncurrent liabilities	—	25.8	0.1	—	—	25.9
Intercompany accounts	7.9	334.4	—	8.8	(351.1)	—

Total liabilities	7.9	774.0	144.7	12.1	(355.1)	583.6

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	11.1	19.0	705.4	23.3	(747.7)	11.1
Noncontrolling interest	—	—	—	4.2	—	4.2

Total equity / (deficit)	11.1	19.0	705.4	27.5	(747.7)	15.3

Total liabilities and equtiy / (deficit)	$19.0	$793.0	$850.1	$39.6	$(1,102.8)	$598.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Balance Sheet
	As of December 31, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3.3	$3.9	$3.6	$—	$10.8
Accounts receivable, net of allowance	—	5.2	150.3	16.3	—	171.8
Inventories	—	0.1	172.4	18.4	—	190.9
Prepaid expenses and other current assets	—	8.9	13.1	0.2	—	22.2
Deferred income taxes	—	32.2	—	—	—	32.2
Income tax receivable	—	4.3	—	—	—	4.3

Total current assets	—	54.0	339.7	38.5	—	432.2
Property, plant and equipment, net	—	0.9	86.7	0.4	—	88.0
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	0.2	646.6	21.1	—	(667.9)	—
Intercompany accounts	—	—	310.5	—	(310.5)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	15.1	1.5	—	—	16.6

Total assets	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$83.4	$1.7	$—	$85.4
Accrued liabilities	—	18.7	36.7	0.7	—	56.1
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.1	0.1	0.3	—	0.5

Total current liabilities	—	22.4	120.2	2.7	—	145.3
Long-term debt	—	380.5	—	—	—	380.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Intercompany accounts	7.6	291.8	—	11.1	(310.5)	—

Total liabilities	7.6	721.0	120.2	13.8	(310.5)	552.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(7.4)	0.2	646.6	21.1	(667.9)	(7.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total (deficit) / equity	(7.4)	0.2	646.6	25.1	(667.9)	(3.4)

Total liabilities and (deficit) / equity	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Balance Sheet
	As of June 30, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$34.5	$—	$4.2	$(4.7)	$34.0
Accounts receivable, net of allowance	—	4.8	182.1	16.4	—	203.3
Inventories	—	—	181.9	17.9	(0.3)	199.5
Prepaid expenses and other current assets	—	10.0	14.9	0.2	—	25.1
Deferred income taxes	—	31.8	—	—	—	31.8
Income tax receivable	—	2.1	—	—	—	2.1

Total current assets	—	83.2	378.9	38.7	(5.0)	495.8
Property, plant and equipment, net	—	1.0	74.0	0.3	—	75.3
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	—	591.6	19.3	—	(610.9)	—
Intercompany accounts	—	—	253.9	—	(253.9)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.8	—	—	0.8
Deferred income taxes	—	6.8	—	—	—	6.8
Other noncurrent assets	—	15.9	1.0	—	—	16.9

Total assets	$—	$698.5	$734.5	$39.0	$(869.8)	$602.2

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$108.4	$3.3	$(5.0)	$107.0
Accrued liabilities	—	17.5	34.5	0.7	—	52.7
Accrued interest	—	3.4	—	—	—	3.4
Income tax payable	—	—	—	0.3	—	0.3

Total current liabilities	—	21.2	142.9	4.3	(5.0)	163.4
Long-term debt	—	431.0	—	—	—	431.0
Other noncurrent liabilities	—	27.7	—	—	—	27.7
Obligations and advances in excess of investment in subsidiary	16.5	—	—	—	(16.5)	—
Intercompany accounts	7.2	235.1	—	11.6	(253.9)	—

Total liabilities	23.7	715.0	142.9	15.9	(275.4)	622.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(23.7)	(16.5)	591.6	19.3	(594.4)	(23.7)
Noncontrolling interest	—	—	—	3.8	—	3.8

Total (deficit) / equity	(23.7)	(16.5)	591.6	23.1	(594.4)	(19.9)

Total liabilities and (deficit) / equity	$—	$698.5	$734.5	$39.0	$(869.8)	$602.2

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$424.1	$22.3	$(5.9)	$440.5
Cost of sales	—	(1.4)	383.3	20.3	(5.9)	396.3

Gross profit	—	1.4	40.8	2.0	—	44.2
Selling, general and administrative expenses	0.3	4.9	14.0	0.7	—	19.9

Operating income (loss)	(0.3)	(3.5)	26.8	1.3	—	24.3
Interest expense	—	9.8	—	—	—	9.8
Other (income) expense, net	—	0.1	—	—	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(13.4)	26.8	1.3	—	14.4
Provision for (benefit from) income taxes	(0.1)	(5.2)	10.3	0.5	—	5.5

Income (loss) before equity income	(0.2)	(8.2)	16.5	0.8	—	8.9
Equity income, net of tax	9.2	17.4	0.9	—	(27.3)	0.2

Net income	9.0	9.2	17.4	0.8	(27.3)	9.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.0	$9.2	$17.4	$0.7	$(27.3)	$9.0

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$444.0	$25.5	$(8.0)	$461.5
Cost of sales	—	(0.4)	394.2	24.0	(8.0)	409.8

Gross profit	—	0.4	49.8	1.5	—	51.7
Selling, general and administrative expenses	4.7	24.5	22.9	0.7	—	52.8

Operating income (loss)	(4.7)	(24.1)	26.9	0.8	—	(1.1)
Interest expense	—	10.0	—	—	—	10.0
Other (income) expense, net	—	0.1	(0.2)	0.1	—	—

Income (loss) before provision for (benefit from) income taxes and equity income	(4.7)	(34.2)	27.1	0.7	—	(11.1)
Provision for (benefit from) income taxes	(1.8)	(4.6)	12.4	0.5	—	6.5

Income (loss) before equity income	(2.9)	(29.6)	14.7	0.2	—	(17.6)
Equity income, net of tax	(14.2)	15.4	0.7	—	(1.4)	0.5

Net income	(17.1)	(14.2)	15.4	0.2	(1.4)	(17.1)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Global Brass and Copper Holdings, Inc.	$(17.1)	$(14.2)	$15.4	$0.2	$(1.4)	$(17.1)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$850.2	$47.4	$(13.3)	$884.3
Cost of sales	—	(0.6)	767.3	43.1	(13.3)	796.5

Gross profit	—	0.6	82.9	4.3	—	87.8
Selling, general and administrative expenses	0.6	9.2	27.4	1.5	—	38.7

Operating income (loss)	(0.6)	(8.6)	55.5	2.8	—	49.1
Interest expense	—	19.7	—	—	—	19.7
Other (income) expense, net	—	0.2	0.1	(0.1)	—	0.2

Income (loss) before provision for (benefit from) income taxes and equity income	(0.6)	(28.5)	55.4	2.9	—	29.2
Provision for (benefit from) income taxes	(0.2)	(11.0)	21.3	0.7	—	10.8

Income (loss) before equity income	(0.4)	(17.5)	34.1	2.2	—	18.4
Equity income, net of tax	19.1	36.6	2.5	—	(57.7)	0.5

Net income	18.7	19.1	36.6	2.2	(57.7)	18.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net income attributable to Global Brass and Copper Holdings, Inc.	$18.7	$19.1	$36.6	$2.0	$(57.7)	$18.7

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$872.1	$48.5	$(14.1)	$906.5
Cost of sales	—	0.1	777.1	44.8	(14.1)	807.9

Gross profit (loss)	—	(0.1)	95.0	3.7	—	98.6
Selling, general and administrative expenses	5.1	28.9	37.1	1.4	—	72.5

Operating income (loss)	(5.1)	(29.0)	57.9	2.3	—	26.1
Interest expense	—	19.9	—	—	—	19.9
Other (income) expense, net	—	0.2	(0.1)	0.1	—	0.2

Income (loss) before provision for (benefit from) income taxes and equity income	(5.1)	(49.1)	58.0	2.2	—	6.0
Provision for (benefit from) income taxes	(2.0)	(10.0)	23.7	0.8	—	12.5

Income (loss) before equity income	(3.1)	(39.1)	34.3	1.4	—	(6.5)
Equity income, net of tax	(2.6)	36.5	2.2	—	(35.2)	0.9

Net income	(5.7)	(2.6)	36.5	1.4	(35.2)	(5.6)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$(5.7)	$(2.6)	$36.5	$1.3	$(35.2)	$(5.7)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.0	$9.2	$17.4	$0.8	$(27.3)	$9.1
Foreign currency translation adjustment, net of tax	—	—	0.1	—	(0.1)	—

Comprehensive income	9.0	9.2	17.5	0.8	(27.4)	9.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.0	$9.2	$17.5	$0.7	$(27.4)	$9.0

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17.1)	$(14.2)	$15.4	$0.2	$(1.4)	$(17.1)
Foreign currency translation adjustment, net of tax	(0.6)	(0.6)	(0.8)	(0.2)	1.7	(0.5)

Comprehensive income (loss)	(17.7)	(14.8)	14.6	—	0.3	(17.6)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(17.7)	$(14.8)	$14.6	$(0.1)	$0.3	$(17.7)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$18.7	$19.1	$36.6	$2.2	$(57.7)	$18.9
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.1)	(0.2)	0.4	(0.1)

Comprehensive income	18.6	19.0	36.5	2.0	(57.3)	18.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$18.6	$19.0	$36.5	$1.8	$(57.3)	$18.6

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5.7)	$(2.6)	$36.5	$1.4	$(35.2)	$(5.6)
Foreign currency translation adjustment, net of tax	(1.0)	(1.0)	(1.5)	0.2	2.4	(0.9)

Comprehensive income (loss)	(6.7)	(3.6)	35.0	1.6	(32.8)	(6.5)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$(6.7)	$(3.6)	$35.0	$1.4	$(32.8)	$(6.7)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1.7	$2.1	$10.7	$1.4	$(4.3)	$11.6
Cash flows from investing activities
Capital expenditures	—	(0.1)	(12.1)	(0.1)	—	(12.3)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	—	0.1

Net cash used in investing activities	—	(0.1)	(12.0)	(0.1)	—	(12.2)
Cash flows from financing activities
Borrowings on ABL Facility	—	174.2	—	—	—	174.2
Payments on ABL Facility	—	(163.2)	—	—	—	(163.2)
Dividends paid	(1.6)	(1.6)	—	—	1.6	(1.6)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Repurchase of shares to satisfy employee minimum tax withholdings	(0.4)	—	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(1.7)	9.4	—	—	1.6	9.3
Effect of foreign currency exchange rates	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash	—	11.4	(1.3)	1.2	(2.7)	8.6
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8

Cash at end of period	$—	$14.7	$2.6	$4.8	$(2.7)	$19.4

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(20.4)	$8.1	$1.0	$(6.6)	$(17.9)
Cash flows from investing activities
Capital expenditures	—	—	(8.3)	—	—	(8.3)
Payable to / receivable from subsidiaries	(4.9)	4.9	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Net cash used in investing activities	(4.9)	4.9	(8.1)	—	—	(8.1)
Cash flows from financing activities
Borrowings on ABL Facility	—	229.8	—	—	—	229.8
Payments on ABL Facility	—	(188.3)	—	—	—	(188.3)
Distribution to stockholder	—	—	—	(2.0)	2.0	—
Net payments (amounts due) from stockholder	4.9	—	—	—	—	4.9

Net cash provided by (used in) financing activities	4.9	41.5	—	(2.0)	2.0	46.4
Effect of foreign currency exchange rates	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash	—	26.0	—	(1.3)	(4.6)	20.1
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9

Cash at end of period	$—	$34.5	$—	$4.2	$(4.7)	$34.0

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2014, and subsequent Reports on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our substantial indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•	operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	operational factors affecting the ongoing commercial operations of our facilities resulting from inclement weather conditions;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill and EPA regulations regarding the registration and marketing of anti-microbial copper products;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information, to protect the validity, enforceability or scope of our intellectual property rights and manage litigation regarding our intellectual property rights;

•	our limited experience managing and operating as an SEC reporting company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

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

Overview

Our Business

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. Holdings, through GBC, is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase”) and A.J. Oster, LLC (“Oster”). We also have a Corporate and Other segment, which includes certain administrative costs and expenses that management has not allocated to our operating segments and the elimination of intercompany balances.

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

Recent Transactions

Additional Follow-on Public Offering

On February 3, 2014 the Company completed an additional follow-on public offering (“Additional Follow-on Public Offering”) of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos Holdings, LLC (“Halkos”), the beneficial owner of approximately 34.4% of the Company prior to the Additional Follow-on Public Offering, sold all of its shares and received all of the net proceeds from the offering as the sole selling stockholder. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of our outstanding common stock.

In 2013, the Company completed two public offerings, as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have provided information regarding “Adjusted EBITDA” and “Adjusted sales”, each of which is defined below.

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to Dowa-Olin Metal Corporation (“Dowa Joint Venture”), management fees paid to affiliates of KPS Capital Partners, L.P. (“KPS”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

We present the above-described Adjusted EBITDA because we consider it an important supplemental measure and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Nevertheless, our Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

We present Adjusted EBITDA as a supplemental measure of our performance because we believe it represents a meaningful presentation of the financial performance of our core operations, without the impact of the various items excluded, in order to provide period-to-period comparisons that are more consistent and more easily understood. Management uses Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. Measures similar to Adjusted EBITDA, namely “EBITDA” and “Adjusted EBITDA”, are defined and used in the agreements governing our asset-based revolving loan facility (the “ABL Facility”) and our 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”) to determine compliance with various financial covenants and tests.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

•	does not reflect the significant interest expense or the amounts necessary to service interest or principal payments on our debt;

•	does not reflect income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

•	eliminates depreciation and amortization in the calculation of Adjusted EBITDA, however the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted EBITDA does not reflect any costs of such replacements or improvements;

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•	does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us; and

•	may be calculated by other companies in our industry differently from the way we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by using Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include operating income (loss), net income (loss), cash flows from operations and other cash flow data. We have significant uses of cash, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA.

Adjusted EBITDA is not intended as an alternative to net income (loss) as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with U.S. GAAP or as an alternative to cash flow provided by (used in) operating activities as a measure of liquidity. You should therefore not place undue reliance on Adjusted EBITDA or ratios calculated using Adjusted EBITDA. Our U.S. GAAP-based measures can be found in our unaudited consolidated financial statements and the related notes thereto included elsewhere in this report.

Adjusted sales

Adjusted sales is defined as net sales less the metal component of net sales. Net sales is the most directly comparable U.S. GAAP measure to adjusted sales. Adjusted sales represents the value-added premium we earn over our conversion and fabrication costs. Management uses adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our U.S. GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by U.S. GAAP.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013.

	Three Months Ended				Change:
	June 30,				2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent
Net sales	$440.5	100.0%	$461.5	100.0%	$(21.0)	(4.6%)
Cost of sales	396.3	90.0%	409.8	88.8%	(13.5)	(3.3%)

Gross profit	44.2	10.0%	51.7	11.2%	(7.5)	(14.5%)
Selling, general and administrative expenses (a)	19.9	4.5%	52.8	11.4%	(32.9)	(62.3%)

Operating income (loss)	24.3	5.5%	(1.1)	(0.2%)	25.4	N/M
Interest expense	9.8	2.2%	10.0	2.2%	(0.2)	(2.0%)
Other expense, net	0.1	0.0%	—	0.0%	0.1	N/A

Income (loss) before provision for income taxes and equity income	14.4	3.3%	(11.1)	(2.4%)	25.5	(229.7%)
Provision for income taxes	5.5	1.2%	6.5	1.4%	(1.0)	(15.4%)

Income (loss) before equity income	8.9	2.0%	(17.6)	(3.8%)	26.5	(150.6%)
Equity income, net of tax	0.2	0.0%	0.5	0.1%	(0.3)	(60.0%)

Net income (loss)	9.1	2.1%	(17.1)	(3.7%)	26.2	(153.2%)
Less: Net income attributable to noncontrolling interest	0.1	0.0%	—	0.0%	0.1	N/A

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	2.0%	$(17.1)	(3.7%)	$26.1	(152.6%)

Adjusted EBITDA	$29.6	6.7%	$36.3	7.9%	$(6.7)	(18.5%)

N/M—Not meaningful

N/A—Not applicable

(a)	Amounts include non-cash profits interest compensation expense of $0 and $29.3 million for the three months ended June 30, 2014 and 2013, respectively.

Net sales

Net sales decreased by $21.0 million, or 4.6%, from $461.5 million for the three months ended June 30, 2013 to $440.5 million for the three months ended June 30, 2014. Net sales decreased by $10.1 million due to lower volume, $4.9 million due to a decrease in the sales of unprocessed metals, $5.0 million due to lower metal prices and by $1.0 million resulting from the net effect of increases in average selling prices and the shift in product mix in the three months ended June 30, 2014 as compared to the same period in 2013. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 3.6 million pounds, or 2.6%, from 138.4 million pounds for the three months ended June 30, 2013 to 134.8 million pounds for the three months ended June 30, 2014. The decrease in volume was primarily attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. Additionally, the decrease in volume was due to lower demand in the building and housing end market as a consequence of customer inventory adjustments resulting from the inclement weather during the first quarter of 2014. The decline in volume was also impacted by lower shipments to the munitions end market resulting from operational issues which adversely impacted production at Olin Brass. The decrease in volume was partially offset by higher demand in the transportation and coinage end markets.

The metal cost recovery component of net sales decreased by $16.3 million, or 5.1%, from $319.2 million for the three months ended June 30, 2013 to $302.9 million for the three months ended June 30, 2014.

Lower metal prices decreased the cost recovery component of net sales by $5.0 million. Lower volume and sales of unprocessed metal decreased the metal cost recovery component of net sales by $6.4 million and $4.9 million, respectively, in the three months ended June 30, 2014 as compared to the same period in 2013.

Adjusted sales

Adjusted sales, which is the excess of net sales over the metal cost recovery component of net sales, decreased by $4.7 million, or 3.3%, from $142.3 million for the three months ended June 30, 2013 to $137.6 million for the three months ended June 30, 2014. Lower volume decreased adjusted sales by $3.7 million. Additionally, adjusted sales decreased by $1.0 million resulting from the net effect of increases in average selling prices and the shift in product mix. Adjusted sales per pound declined slightly in the three months ended June 30, 2014 compared to the same period in 2013, which was the net effect of increases in average selling prices and the shift in product mix.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Three Months Ended June 30,		Change:
			2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	134.8	138.4	(3.6)	(2.6%)
Net sales	$440.5	$461.5	$(21.0)	(4.6%)
Metal component of net sales	302.9	319.2	(16.3)	(5.1%)

Adjusted sales	$137.6	$142.3	$(4.7)	(3.3%)

$ per pound shipped
Net sales per pound	$3.27	$3.33	$(0.06)	(1.8%)
Metal component of net sales per pound	2.25	2.31	(0.06)	(2.6%)

Adjusted sales per pound	$1.02	$1.02	$—	0.0%

Average copper price per pound reported by COMEX (b)	$3.10	$3.25	$(0.15)	(4.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices from the Commodity Exchange (“COMEX”)

Gross profit

Gross profit decreased by $7.5 million, or 14.5%, from $51.7 million for the three months ended June 30, 2013 to $44.2 million for the three months ended June 30, 2014. Gross profit per pound shipped decreased from $0.37 for the three months ended June 30, 2013 as compared to $0.33 for the three months ended June 30, 2014.

Gross profit for the three months ended June 30, 2014 included a loss of $0.2 million related to net unrealized losses on derivative contracts and a $0.1 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. Gross profit for the three months ended June 30, 2013 included a loss of $0.1 million related to net unrealized losses on derivative contracts and a $0.3 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. We exclude the above items in calculating Adjusted EBITDA. See “—Non-GAAP Measures—Adjusted EBITDA”.

Depreciation expense included in gross profit increased from $1.8 million for the three months ended June 30, 2013 to $2.4 million for the three months ended June 30, 2014. The increase is attributable to an increase in our depreciable asset base from June 30, 2013 to June 30, 2014.

Several other factors decreased gross profit by $7.0 million in the three months ended June 30, 2014 as compared to the same period in 2013. The decrease was due to higher manufacturing conversion costs of $4.1 million, primarily due to operational issues which adversely impacted product flow and yield at Olin Brass. Additionally, gross profit decreased by $1.4 million due to lower volume, $1.0 million resulting from the net effect of increases in average selling prices and the shift in product mix and $0.5 million due to higher shrinkage costs resulting from lower yields.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $32.9 million, or 62.3%, from $52.8 million for the three months ended June 30, 2013 to $19.9 million for the three months ended June 30, 2014.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million for the three months ended June 30, 2013. Additionally, during the three months ended June 30, 2013, Halkos modified the Halkos Holdings, LLC Executive Equity Incentive Plan (“Halkos Equity Plan”) to eliminate its right to acquire all or a portion of non-voting membership interests to select members of the Company’s management (entitled “Class B Shares”) for less than fair market value under certain conditions. The Class B Shares were profits interests in Halkos. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense during the three months ended June 30, 2013.

During the three months ended June 30, 2013, in connection with our May 2013 initial public offering of 8,050,000 shares of common stock (the “IPO”), the Company terminated its Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company of $0.9 million during the three months ended June 30, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to IPO efforts, our registered “A/B exchange offer” with respect to our Senior Secured Notes (“Exchange Offer”) and public company readiness efforts of $0.7 million during the three months ended June 30, 2013. Additionally, for the three months ended June 30, 2014 and 2013, we recognized $1.3 million and $0.2 million, respectively, in share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Depreciation expense included in selling, general and administrative expenses increased from $0.2 million for the three months ended June 30, 2013 to $0.6 million for the three months ended June 30, 2014. The increase is attributable to an increase in our depreciable asset base from June 30, 2013 to June 30, 2014.

Other offsetting factors contributed $0.8 million to the decrease in selling, general and administrative expenses in the three months ended June 30, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $1.0 million, partially offset by an increase in other miscellaneous selling, general and administrative expenses of $0.2 million.

Interest expense

Interest expense decreased from $10.0 million for the three months ended June 30, 2014 to $9.8 million for the three months ended June 30, 2014. The decrease was primarily due to lower average borrowings on our debt facilities of $382.5 million in 2014 as compared to $385.8 million in 2013. Interest rates remained constant compared to the same period in the prior year (a weighted average of 9.3% per annum during the second quarter 2014 and second quarter 2013).

The following table summarizes the components of interest expense:

	Three Months Ended
	June 30,
(in millions)	2014	2013
Interest on principal	$9.0	$9.1
Amortization of debt issuance costs	0.7	0.6
Capitalized interest	(0.1)	—
Other borrowing costs (a)	0.2	0.3

Interest expense	$9.8	$10.0

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes was $5.5 million for the three months ended June 30, 2014 compared to $6.5 million for the three months ended June 30, 2013. The change in the provision for income taxes was due to lower taxable income in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. The $29.3 million of non-cash compensation charges for vested profits interest shares recorded in the three months ended June 30, 2013 is non-deductible for tax purposes.

The following table summarizes the effective income tax rate components:

	Three Months Ended
	June 30,
	2014	2013
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	3.2%	(5.4%)
Section 199 manufacturing credit	(3.3%)	5.0%
Return to provision adjustments	0.1%	0.7%
Non-deductible non-cash compensation	—	(92.0%)
Other	3.2%	(1.9%)

Effective income tax rate	38.2%	(58.6%)

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.

Net income (loss) attributable to Global Brass and Copper Holdings, Inc. increased from a loss of $17.1 million for the three months ended June 30, 2013 to income of $9.0 million for the three months ended June 30, 2014 mainly due to a decrease in non-cash compensation expense, management fees and other selling, general and administrative expenses, partially offset by a decrease in gross profit, which are described above.

Adjusted EBITDA

Adjusted EBITDA decreased by $6.7 million, or 18.5%, from $36.3 million for the three months ended June 30, 2013 to $29.6 million for the three months ended June 30, 2014. The decrease was due to higher manufacturing conversion costs of $4.1 million, primarily due to operational issues which adversely impacted product flow and yield at Olin Brass, lower volume of $1.4 million, higher shrinkage costs of $0.5 million, the net effect of increases in average selling prices and the shift in product mix of $1.0 million and higher other expenses of $0.5 million. Partially offsetting this was a decline of $0.8 million in other selling, general and administrative expenses.

Below is a reconciliation of net income (loss) attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended June 30,
(in millions)	2014	2013
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$(17.1)
Interest expense	9.8	10.0
Provision for income taxes	5.5	6.5
Depreciation expense	3.0	2.0
Amortization expense	—	—
Unrealized loss on derivative contracts (a)	0.2	0.1
Non-cash accretion of income of Dowa Joint Venture (b)	(0.2)	(0.2)
Non-cash Halkos profits interest compensation expense (c)	—	29.3
Management fees (d)	—	4.5
Specified legal/professional expenses (e)	0.9	0.7
Lower of cost or market adjustment to inventory (f)	0.1	0.3
Share-based compensation expense (g)	1.3	0.2

Adjusted EBITDA	$29.6	$36.3

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.
(d)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement.
(e)	Specified legal/professional expenses for the three months ended June 30, 2014 includes $0.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company. Specified legal/professional expenses for the three months ended June 30, 2013 includes $0.7 million of professional fees for accounting, tax, legal and consulting services related to the IPO, the Exchange Offer, public company readiness efforts and certain regulatory and compliance matters.
(f)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the three months ended June 30, 2014 and 2013.
(g)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Segment Results of Operations

Segment Results of Operations for the Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013.

	Three Months Ended		Change
(in millions)	June 30,		2014 vs. 2013
	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	72.2	73.8	(1.6)	(2.2%)
Chase	56.8	58.1	(1.3)	(2.2%)
Oster	16.6	17.1	(0.5)	(2.9%)
Corporate and Other (b)	(10.8)	(10.6)	(0.2)	1.9%

Total	134.8	138.4	(3.6)	(2.6%)

Net Sales
Olin Brass	$227.4	$230.7	$(3.3)	(1.4%)
Chase	152.7	164.7	(12.0)	(7.3%)
Oster	74.9	80.3	(5.4)	(6.7%)
Corporate and Other (b)	(14.5)	(14.2)	(0.3)	2.1%

Total	$440.5	$461.5	$(21.0)	(4.6%)

Adjusted EBITDA
Olin Brass	$10.0	$16.2	$(6.2)	(38.3%)
Chase	17.7	18.9	(1.2)	(6.3%)
Oster	4.0	4.4	(0.4)	(9.1%)

Total for operating segments	$31.7	$39.5	$(7.8)	(19.7%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See note 13 of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income (loss) before provision for income taxes and equity income.

Olin Brass

Olin Brass net sales decreased by $3.3 million, or 1.4%, from $230.7 million for the three months ended June 30, 2013 to $227.4 million for the three months ended June 30, 2014. The decrease was due to lower volume, a shift in product mix, lower metal prices and a decrease in the sales of unprocessed metal, partially offset by higher average selling prices, including increases in sales prices to Oster (which are eliminated in our consolidated results).

Higher average selling prices, partially offset by a shift in product mix, lower metal prices and a decrease in the sales of unprocessed metal, increased net sales by $0.6 million for the three months ended June 30, 2014 as compared to the same period in 2013.

Volume decreased by 1.6 million pounds, or 2.2%, from 73.8 million pounds for the three months ended June 30, 2013 to 72.2 million pounds for the three months ended June 30, 2014. The decrease in volume, which contributed $3.9 million to the decrease in net sales, was the result of lower demand in the electronics/electrical components end market. The decline in volume was also impacted by lower shipments to the munitions end market resulting from operational issues which adversely impacted production at Olin Brass. The decrease in volume was partially offset by increased demand in the coinage end market.

Adjusted EBITDA of Olin Brass decreased by $6.2 million, from $16.2 million for the three months ended June 30, 2013 to $10.0 million for the three months ended June 30, 2014. The decrease was due primarily to higher manufacturing conversion costs due to operational issues which adversely impacted product flow and yield at Olin Brass, lower volume, product mix and higher shrinkage costs. Partially offsetting the decrease were higher average selling prices and a decrease in other selling, general and administrative expenses.

Chase

Chase net sales decreased by $12.0 million, or 7.3%, from $164.7 million for the three months ended June 30, 2013 to $152.7 million for the three months ended June 30, 2014. The decrease was due primarily to lower volume and lower metal prices.

Lower metal prices for the three months ended June 30, 2014, contributed $8.3 million to the decrease in net sales as compared to the same period in 2013.

Volume decreased by 1.3 million pounds, or 2.2%, from 58.1 million pounds for the three months ended June 30, 2013 to 56.8 million pounds for the three months ended June 30, 2014. The decrease in volume, which contributed $3.7 million to the decrease in net sales, was partially attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. Additionally, the decrease was due to lower demand in the building and housing end market as a consequence of customer inventory adjustments resulting from the inclement weather during the first quarter of 2014. The decrease in volume was partially offset by higher demand in the transportation end market.

Adjusted EBITDA of Chase decreased by $1.2 million, from $18.9 million for the three months ended June 30, 2013 to $17.7 million for the three months ended June 30, 2014. The decrease was due primarily to lower volume and higher shrinkage costs.

Oster

Oster net sales decreased by $5.4 million, or 6.7%, from $80.3 million for the three months ended June 30, 2013 to $74.9 million for the three months ended June 30, 2014. The decrease was due primarily to lower volume, a shift in product mix and lower metal prices, partially offset by higher average selling prices in the three months ended June 30, 2014 compared to the same period in 2013.

A shift in product mix and lower metal prices, partially offset by higher average selling prices for the three months ended June 30, 2014 contributed $3.2 million to the decrease in net sales as compared to the same period in 2013.

Volume decreased by 0.5 million pounds, or 2.9%, from 17.1 million pounds for the three months ended June 30, 2013 to 16.6 million pounds for the three months ended June 30, 2014. The decrease in volume, which contributed $2.2 million to the decrease in net sales, was primarily the result of lower demand in the electronics/electrical components end market.

Adjusted EBITDA of Oster decreased by $0.4 million, from $4.4 million for the three months ended June 30, 2013 to $4.0 million for the three months ended June 30, 2014. The decrease was due primarily to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), lower volume and product mix. Partially offsetting the decrease were higher average selling prices.

Results of Operations

Consolidated Results of Operations for the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013.

	Six Months Ended June 30,				Change:
					2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent
Net sales	$884.3	100.0%	$906.5	100.0%	$(22.2)	(2.4%)
Cost of sales	796.5	90.1%	807.9	89.1%	(11.4)	(1.4%)

Gross profit	87.8	9.9%	98.6	10.9%	(10.8)	(11.0%)
Selling, general and administrative expenses (a)	38.7	4.4%	72.5	8.0%	(33.8)	(46.6%)

Operating income	49.1	5.6%	26.1	2.9%	23.0	88.1%
Interest expense	19.7	2.2%	19.9	2.2%	(0.2)	(1.0%)
Other expense, net	0.2	0.0%	0.2	0.0%	—	0.0%

Income before provision for income taxes and equity income	29.2	3.3%	6.0	0.7%	23.2	386.7%
Provision for income taxes	10.8	1.2%	12.5	1.4%	(1.7)	(13.6%)

Income (loss) before equity income	18.4	2.1%	(6.5)	(0.7%)	24.9	(383.1%)
Equity income, net of tax	0.5	0.1%	0.9	0.1%	(0.4)	(44.4%)

Net income (loss)	18.9	2.1%	(5.6)	(0.6%)	24.5	(437.5%)
Less: Net income attributable to noncontrolling interest	0.2	0.0%	0.1	0.0%	0.1	100.0%

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$18.7	2.1%	$(5.7)	(0.6%)	$24.4	(428.1%)

Adjusted EBITDA	$58.3	6.6%	$66.4	7.3%	$(8.1)	(12.2%)

(a)	Amounts include non-cash profits interest compensation expense of $0 and $29.3 million for the six months ended June 30, 2014 and 2013, respectively.

Net sales

Net sales decreased by $22.2 million, or 2.4%, from $906.5 million for the six months ended June 30, 2013 to $884.3 million for the six months ended June 30, 2014. Net sales decreased by $29.3 million due to lower metal prices, $3.3 million due to lower volume and by $2.1 million resulting from the net effect of increases in average selling prices and the shift in product mix in the six months ended June 30, 2014 as compared to the same period in 2013. An increase in the sales of unprocessed metals partially offset the decrease in net sales by $12.5 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 0.9 million pounds, or 0.3%, from 269.9 million pounds for the six months ended June 30, 2013 to 269.0 million pounds for the six months ended June 30, 2014. The decrease in volume was primarily attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. The decrease in volume was partially offset by higher demand in the transportation, automotive and coinage end markets. Additionally, while volume increased in the building and housing end market in the six months ended June 30, 2014 as compared to the same period of 2013, demand was dampened by customer inventory adjustments in the second quarter of 2014 stemming from the inclement weather during the first quarter of 2014.

The metal cost recovery component of net sales decreased by $19.1 million, or 3.1%, from $624.6 million for the six months ended June 30, 2013 to $605.5 million for the six months ended June 30, 2014.

Lower metal prices decreased the cost recovery component of net sales by $29.3 million. Additionally, lower volume decreased the cost recovery component of net sales by $2.3 million. Partially offsetting the decrease in the metal cost recovery component of net sales was the increase in the sales of unprocessed metal, which increased the metal cost recovery component of net sales by $12.5 million in the six months ended June 30, 2014 as compared to the same period in 2013.

Adjusted sales

Adjusted sales, which is the excess of net sales over the metal cost recovery component of net sales, decreased by $3.1 million, or 1.1%, from $281.9 million for the six months ended June 30, 2013 to $278.8 million for the six months ended June 30, 2014. Lower volume decreased adjusted sales by $1.0 million. Additionally, adjusted sales decreased by $2.1 million resulting from the net effect of increases in average selling prices and the shift in product mix. Adjusted sales per pound decreased 1.0% in the six months ended June 30, 2014 compared to the same period in 2013, which was the net effect of increases in average selling prices and the shift in product mix.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Six Months Ended June 30,		Change:
			2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	269.0	269.9	(0.9)	(0.3%)
Net sales	$884.3	$906.5	$(22.2)	(2.4%)
Metal component of net sales	605.5	624.6	(19.1)	(3.1%)

Adjusted sales	$278.8	$281.9	$(3.1)	(1.1%)

$ per pound shipped
Net sales per pound	$3.29	$3.36	$(0.07)	(2.1%)
Metal component of net sales per pound	2.25	2.31	(0.06)	(2.6%)

Adjusted sales per pound	$1.04	$1.05	$(0.01)	(1.0%)

Average copper price per pound reported by COMEX	$3.17	$3.43	$(0.26)	(7.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.

Gross profit

Gross profit decreased by $10.8 million, or 11.0%, from $98.6 million for the six months ended June 30, 2013 to $87.8 million for the six months ended June 30, 2014. Gross profit per pound shipped decreased from $0.37 for the six months ended June 30, 2013 to $0.33 for the six months ended June 30, 2014.

Gross profit for the six months ended June 30, 2014 included a loss of $0.4 million related to net unrealized losses on derivative contracts and a $0.2 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. Gross profit for the six months ended June 30, 2013 included a loss of $0.1 million related to net unrealized losses on derivative contracts and a $0.3 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. We exclude the above items in calculating Adjusted EBITDA. See “—Non-GAAP Measures—Adjusted EBITDA”.

Depreciation expense included in gross profit increased from $3.5 million for the six months ended June 30, 2013 to $4.5 million for the six months ended June 30, 2014. The increase is attributable to an increase in our depreciable asset base from June 30, 2013 to June 30, 2014.

Several other offsetting factors decreased gross profit by $9.6 million in the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was due to higher manufacturing conversion costs of $7.1 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued through the second quarter of 2014 which adversely impacted product flow and yield at Olin Brass. Additionally, gross profit decreased by $0.5 million due to lower volume and by $2.1 million, resulting from the net effect of increases in average selling prices and the shift in product mix. These factors were partially offset by lower shrinkage costs due to lower metal costs of $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $33.8 million, or 46.6%, from $72.5 million for the six months ended June 30, 2013 to $38.7 million for the six months ended June 30, 2014.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million for the six months ended June 30, 2013. Additionally, during the six months ended June 30, 2013, Halkos modified the Halkos Equity Plan to eliminate its right to acquire all or a portion of non-voting membership interests to select members of the Company’s management (entitled “Class B Shares”) for less than fair market value under certain conditions. The Class B Shares were profits interests in Halkos. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense during the six months ended June 30, 2013.

During the six months ended June 30 2013, in connection with the IPO, the Company terminated its Management Services Agreement with affiliates of KPS Funds prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination and all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the six months ended June 30, 2013 were $0.3 million.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-on Offering costs, of $2.0 million during the six months ended June 30, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to our IPO efforts, our Exchange Offer with respect to our Senior Secured Notes and public company readiness efforts of $1.5 million during the six months ended June 30, 2013. Additionally, for the six months ended June 30, 2014 and 2013, we recognized $1.6 million and $0.2 million, respectively, in share-based compensation resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Depreciation expense included in selling, general and administrative expenses increased from $0.4 million for the six months ended June 30, 2013 to $0.8 million for the six months ended June 30, 2014. The increase is attributable to an increase in our depreciable asset base from June 30, 2013 to June 30, 2014.

Several other factors contributed $2.0 million to the decrease in selling, general and administrative expenses in the six months ended June 30, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $1.9 million and other professional fees for accounting, tax, legal and consulting services decreased by $0.5 million not related to the above matters, partially offset by an increase in other miscellaneous selling, general expenses of $0.4 million.

Interest expense

Interest expense decreased from $19.9 million for the six months ended June 30, 2013 to $19.7 million for the six months ended June 30, 2014. The decrease was primarily due to lower average borrowings on our debt facilities of $382.4 million in 2014 as compared to $386.0 million in 2013. Interest rates increased slightly compared to prior year (a weighted average of 9.4% per annum during 2014 and 9.3% per annum during 2013).

The following table summarizes the components of interest expense:

	Six Months Ended
	June 30,
(in millions)	2014	2013
Interest on principal	$18.0	$18.1
Amortization of debt issuance costs	1.3	1.2
Capitalized interest	(0.2)	—
Other borrowing costs (a)	0.6	0.6

Interest expense	$19.7	$19.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes was $10.8 million for the six months ended June 30, 2014 compared to $12.5 million for the six months ended June 30, 2013. The change in the provision for income taxes was primarily due to lower taxable income in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The $29.3 million of non-cash compensation charges for vested profits interest shares recorded in the six months ended June 30, 2013 is non-deductible for tax purposes.

The following table summarizes the effective income tax rate components:

	Six Months Ended
	June 30,
	2014	2013
Statutory provision rate	35.0%	35.0%
Permanent differences and other items
State tax provision	3.2%	19.2%
Section 199 manufacturing credit	(3.3%)	(16.4%)
Return to provision adjustments	—	(1.3%)
Non-deductible non-cash compensation	—	169.1%
Other	2.1%	2.7%

Effective income tax rate	37.0%	208.3%

Net income (loss) attributable to Global Brass and Copper Holdings, Inc.

Net income (loss) attributable to Global Brass and Copper Holdings, Inc. increased from a loss of $5.7 million for the six months ended June 30, 2013 to income of $18.7 million for the six months ended June 30, 2014 due to a decrease in non-cash compensation expense, management fees and other selling, general and administrative expenses and the provision for income taxes, partially offset by a decrease in gross profit, which are described above.

Adjusted EBITDA

Adjusted EBITDA decreased by $8.1 million, or 12.2%, from $66.4 million for the six months ended June 30, 2013 to $58.3 million for the six months ended June 30, 2014. The decrease was due to higher manufacturing conversion costs of $7.1 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued through the second quarter of 2014 which adversely impacted product flow and yield at Olin Brass, the net effect of increases in average selling prices and the shift in product mix of $2.1 million, lower volume of $0.5 million, an increase of $0.4 million in other miscellaneous selling, general and administrative expenses and a decrease in other adjustments included in the calculation of Adjusted EBITDA of $0.5 million. Partially offsetting the decrease were lower shrinkage costs due to lower metal costs of $0.1 million, a decrease of $1.9 million in salaries, benefits and incentive compensation and a decrease of $0.5 million in other professional fees for accounting, tax, legal and consulting services.

Below is a reconciliation of net income (loss) attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Six Months Ended June 30,
(in millions)	2014	2013
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$18.7	$(5.7)
Interest expense	19.7	19.9
Provision for income taxes	10.8	12.5
Depreciation expense	5.3	3.9
Amortization expense	—	—
Unrealized loss on derivative contracts (a)	0.4	0.1
Non-cash accretion of income of Dowa Joint Venture (b)	(0.4)	(0.4)
Non-cash Halkos profits interest compensation expense (c)	—	29.3
Management fees (d)	—	4.8
Specified legal/professional expenses (e)	2.0	1.5
Lower of cost or market adjustment to inventory (f)	0.2	0.3
Share-based compensation expense (g)	1.6	0.2

Adjusted EBITDA	$58.3	$66.4

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.
(d)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement, as well as a portion of the annual advisory fees paid to affiliates of KPS prior to the termination of the agreement.
(e)	Specified legal/professional expenses for the six months ended June 30, 2014 includes $2.0 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs. Specified legal/professional expenses for the six months ended June 30, 2013 includes $1.5 million of professional fees for accounting, tax, legal and consulting services related to the IPO, the Exchange Offer, public company readiness efforts and certain regulatory and compliance matters.
(f)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the six months ended June 30, 2014 and 2013.
(g)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Segment Results of Operations

Segment Results of Operations for the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013.

	Six Months Ended		Change
(in millions)	June 30,		2014 vs. 2013
	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	139.8	140.2	(0.4)	(0.3%)
Chase	115.7	116.1	(0.4)	(0.3%)
Oster	34.1	34.4	(0.3)	(0.9%)
Corporate and Other (b)	(20.6)	(20.8)	0.2	(1.0%)

Total	269.0	269.9	(0.9)	(0.3%)

Net Sales
Olin Brass	$440.5	$431.6	$8.9	2.1%
Chase	315.3	339.2	(23.9)	(7.0%)
Oster	156.4	164.3	(7.9)	(4.8%)
Corporate and Other (b)	(27.9)	(28.6)	0.7	(2.4%)

Total	$884.3	$906.5	$(22.2)	(2.4%)

Adjusted EBITDA
Olin Brass	$20.1	$27.7	$(7.6)	(27.4%)
Chase	36.1	37.8	(1.7)	(4.5%)
Oster	8.1	8.9	(0.8)	(9.0%)

Total for operating segments	$64.3	$74.4	$(10.1)	(13.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See note 13 of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

Olin Brass net sales increased by $8.9 million, or 2.1%, from $431.6 million for the six months ended June 30, 2013 to $440.5 million for the six months ended June 30, 2014. The increase was due to the sales of unprocessed metal and higher average selling prices, including increases in sales prices to Oster (which are eliminated in our consolidated results), partially offset by lower volume, a shift in product mix and lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by a shift in product mix and lower metal prices, increased net sales by $10.1 million for the six months ended June 30, 2014 as compared to the same period in 2013.

Volume decreased by 0.4 million pounds, or 0.3%, from 140.2 million pounds for the six months ended June 30, 2013 to 139.8 million pounds for the six months ended June 30, 2014. The decrease in volume, which partially offset the increase in net sales by $1.2 million, was primarily the result of lower demand in the electronics/electrical components end markets, partially offset by higher demand in the automotive and coinage end markets.

Adjusted EBITDA of Olin Brass decreased by $7.6 million, from $27.7 million for the six months ended June 30, 2013 to $20.1 million for the six months ended June 30, 2014. The decrease was due primarily to higher manufacturing conversion costs due to inclement weather in the first quarter of 2014, operational issues that continued through the second quarter of 2014 which adversely impacted product flow and yield at Olin Brass, product mix and lower volume. Partially offsetting the decrease were higher average selling prices, lower shrinkage costs due to lower metal costs and a decrease in salaries, benefits and incentive compensation.

Chase

Chase net sales decreased by $23.9 million, or 7.0%, from $339.2 million for the six months ended June 30, 2013 to $315.3 million for the six months ended June 30, 2014. The decrease was due primarily to lower metal prices and lower volume.

Lower metal prices for the six months ended June 30, 2014 contributed $22.8 million to the decrease in net sales as compared to the same period in 2013.

Volume decreased by 0.4 million pounds, or 0.3%, from 116.1 million pounds for the six months ended June 30, 2013 to 115.7 million pounds for the six months ended June 30, 2014. The decrease in volume, which contributed $1.1 million to the decrease in net sales, was the partially attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. Higher demand in the transportation end market partially offset the decrease in volume. Additionally, while volume increased in the building and housing end market in the six months ended June 30, 2014 as compared to the same period of 2013, demand was dampened by customer inventory adjustments in the second quarter of 2014 stemming from the inclement weather during the first quarter of 2014.

Adjusted EBITDA of Chase decreased by $1.7 million, from $37.8 million for the six months ended June 30, 2013 to $36.1 million for the six months ended June 30, 2014. The decrease was due primarily to higher manufacturing conversion costs resulting from inclement weather in the first quarter of 2014 and lower volume. Partially offsetting the decrease was a decline in other professional fees for accounting, tax, legal and consulting services.

Oster

Oster net sales decreased by $7.9 million, or 4.8%, from $164.3 million for the six months ended June 30, 2013 to $156.4 million for the six months ended June 30, 2014. The decrease was due primarily to lower metal prices, lower volume and a shift in product mix, partially offset by higher average selling prices.

A shift in product mix and lower metal prices, partially offset by higher average selling prices for the six months ended June 30, 2014 contributed $6.6 million to the decrease in net sales as compared to the same period in 2013.

Volume decreased by 0.3 million pounds, or 0.9%, from 34.4 million pounds for the six months ended June 30, 2013 to 34.1 million pounds for the six months ended June 30, 2014. The decrease in volume, which contributed $1.3 million to the decrease in net sales, was primarily the result of lower demand in the electronics/electrical components end market

Adjusted EBITDA of Oster decreased by $0.8 million, from $8.9 million for the six months ended June 30, 2013 to $8.1 million for the six months ended June 30, 2014. The decrease was due primarily to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), as well as lower volume and a shift in product mix. Partially offsetting the decrease were higher average selling prices.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) do not limit the ability of subsidiaries of GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the Indenture do, however, limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of June 30, 2014, all of the net assets of the subsidiaries are restricted except for $46.9 million which are permitted for dividend distributions under the Indenture. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. As of June 30, 2014, we had cash of $19.4 million, compared to cash of $10.8 million at December 31, 2013 and $34.0 million at June 30, 2013. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,
(in millions)	2014	2013
Cash flows provided by (used in) operating activities	$11.6	$(17.9)
Cash flows used in investing activities	$(12.2)	$(8.1)
Cash flows provided by financing activities	$9.3	$46.4

Cash flows from operating activities

During the six months ended June 30, 2014, net cash provided by operating activities was $11.6 million. This amount was attributable to net income of $18.9 million and adjustments to net income of $8.6 million, which was partially offset by an increase in assets net of liabilities of $15.9 million.

The increase in assets net of liabilities is comprised of a $1.6 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $23.8 million, which was partially offset by the increase in accounts payable of $22.2 million), a $1.7 million increase in inventory, a $2.9 million increase in prepaid expenses and other current assets (primarily due to an increase in prepaid insurance), a $2.3 million increase in income taxes receivable net of income taxes payable, a $6.8 million decrease in accrued liabilities (primarily due to the timing of payments related to incentive compensation) and a $0.6 million increase in other assets net of liabilities.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the second quarter of 2014 as compared to the fourth quarter of 2013, partially offset by the decrease in day’s sales outstanding (“DSO”) from 42 days as of December 31, 2013 to 40 days at June 30, 2014. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the second quarter of 2014 as compared to the fourth quarter of 2013, while the purchase payment cycle remained flat at 22 days at both December 31, 2013 and June 30, 2014. The purchase payment cycle is influenced by the vendor mix and the seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the six months ended June 30, 2013, net cash used in operating activities was $17.9 million. This amount was attributable to a net loss of $5.6 million and an increase in assets net of liabilities of $47.8 million, offset by adjustments to net loss of $35.5 million, primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation related to the modification to the Halkos Equity Plan.

The increase in assets net of liabilities was comprised of a $13.1 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $38.7 million, which was partially offset by the increase in accounts payable of $25.6 million), a $25.4 million increase in inventory, a $13.0 million increase in prepaid expenses and other current assets (primarily due to the deferred expense related to the sale of unprocessed metal) and a $0.8 million increase in income taxes receivable net of income taxes payable, partially offset by a $4.3 million increase in accrued liabilities (primarily due to the increase in deferred revenue related to the sale of unprocessed metal and partially offset by the timing of payments related to incentive compensation) and a $0.1 million increase in accrued interest.

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

Cash flows from investing activities

Net cash used in investing activities was $12.2 million for the six months ended June 30, 2014, which consisted primarily of $12.3 million of capital improvements, including upgrading of our information systems, or replacement of existing capital items, partially offset by $0.1 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2013, which consisted primarily of $8.3 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2014, which consisted primarily of net borrowings under the ABL Facility of $11.0 million, the proceeds from the exercise of stock options of $0.1 million and the excess tax benefit from share-based compensation of $0.2 million, partially offset by dividends paid of $1.6 million and share repurchases to satisfy employee minimum tax withholdings of $0.4 million.

Net cash provided by financing activities was $46.4 million for the six months ended June 30, 2013, which consisted primarily of net borrowings under the ABL Facility of $41.5 million, as well as a decrease of $4.9 million in the receivable due from stockholder as all amounts were received pertaining to reimbursable expenses incurred in connection with the Company’s IPO efforts.

Outstanding Indebtedness

Our ABL Facility, as amended, provides for borrowings of up to the lesser of $200.0 million or the borrowing base (as defined in the ABL Facility), in each case, less outstanding loans and letters of credit and matures on June 1, 2017. We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances plus an applicable spread, as defined by the agreement governing the ABL Facility. At June 30, 2014, we had $16.5 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit and borrowing availability of $183.0 million. As of June 30, 2014, amounts outstanding under the ABL Facility bore interest at a rate of 4.25%.

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. The Senior Secured Notes mature on June 1, 2019.

The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At June 30, 2014, we were in compliance with all of the covenants under the ABL Facility and the Indenture.

For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see note 7 to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s management will be required to make the first annual assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the Company’s independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting, in our Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2014.

The Company is currently conducting an extensive evaluation of our internal control over financial reporting in preparation for the required certification under Section 404.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in our internal control over financial reporting described below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal control over the financial statement close process for the Olin Brass reportable segment, specifically:

•

The Company did not adequately monitor and supervise the execution of established financial statement close processes and procedures for its Olin Brass reportable segment to ensure these procedures were sufficiently and timely performed by Olin Brass reportable segment management. As a result, the Company did not adequately perform financial statement close processes and procedures for its Olin Brass reportable segment to provide reasonable assurance that: i) general ledger accounts are complete and accurate, ii) general ledger accounts are corroborated by underlying detailed support, iii) general ledger account reconciliations are properly prepared, reviewed and approved by appropriate personnel, iv) segment level financial information is produced in a timely manner, and v) manual journal entries and related supporting documentation are adequately reviewed by appropriate personnel. Further, the Company did not sufficiently train new segment personnel and communicate its established financial statement close processes and procedures for its Olin Brass reportable segment to new segment management personnel. Because this combination of control deficiencies could result in a material misstatement of the interim consolidated financial statements that would not be prevented or detected on a timely basis, management concluded the combination of deficiencies constitutes a material weakness.

Plan for Remediation of Material Weaknesses

With the oversight of senior management and our audit committee, we have begun taking steps, and plan to take additional measures, to remediate the underlying causes of the material weakness. This will include specific training and communication of our established financial statement close processes and procedures to Olin Brass reportable segment management and financial reporting personnel. Additionally, this will include formal monitoring and supervision of the execution of monthly reportable segment closing processes and procedures by finance personnel in our corporate office to ensure established closing processes at our Olin Brass reportable segment are properly executed on a timely basis during our monthly closing process and documentation of the execution and completion of the closing procedures is maintained. Further, we have hired additional finance personnel in our Olin Brass operating segment to ensure adequate staffing is in place to properly complete monthly closing processes.

(b) Changes in internal controls

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial success will continue to depend in part on our ability to make and sell our products or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, pursuant to a license agreement, we have access to and the right to use certain technologies owned by Mitsubishi Shindoh, including our lead-free Eco-Brass rod. To the extent that Mitsubishi Shindoh fails to adequately protect the technologies upon which we rely, our competitors may be able to use such technologies or develop similar technologies independently. Recently in July 2014, , a complaint was filed against Mitsubishi Shindoh alleging that, among other things, certain patents owned by Mitsubishi Shindoh (including those used in our Eco-Brass technology) are invalid and unenforceable. While we do not anticipate such litigation will have a material impact on our results of operations, there can be no assurances that a favorable outcome will be achieved, and any of the foregoing events, including an adverse result in this litigation, could lead to increased competition and negatively impact our volumes and\or margins.

Additionally, if the technologies upon which we rely infringe upon the patents or proprietary rights of third parties, we may be unable to continue using such technologies or we may face lawsuits related to our past use of these technologies. Furthermore, our competitors, who have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make or sell our products or provide our services.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with the preparation of our financial statements for the quarter ended June 30, 2014, we concluded there is a material weakness in internal control over financial reporting related to deficiencies in the execution, supervision and review related to the financial statement close process of our Olin Brass reportable segment. The Exchange Act Rule 12b-2 and Rule 1-02(p) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See “Part I, Item 4. Controls and Procedures”.

We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the specific training and communication of our established financial statement close processes and procedures to Olin Brass reportable segment management and financial reporting personnel. Additionally, this will include formal monitoring and supervision of the execution of monthly reportable segment closing processes and procedures, as well as the hiring of additional finance personnel in our Olin Brass operating segment. The actions that we have taken and are continuing to take are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable New York Stock Exchange listing requirements.

We are not currently required to comply with Section 404, and are therefore not currently required to make an assessment of the effectiveness of our internal controls. However, we will need to evaluate our internal controls over financial reporting in connection with Section 404 of the Sarbanes Oxley Act for the year ending December 31, 2014, and our independent registered public accounting firm will be required to attest to our internal controls over financial reporting starting with our Annual Report on Form 10-K for the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our auditors’ attestation report on our internal controls over financial reporting. We are compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	2,211	$16.06	*	*
May 1, 2014 through May 31, 2014	26,989	16.02	*	*
June 1, 2014 through June 30, 2014	—	—	*	*

Total	29,200	$16.02	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.
(1)	Common stock purchased during three months ended June 30, 2014 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

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

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated May 8, 2014, between the Company and John J. Wasz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli
Robert T. Micchelli
Chief Financial Officer

Date: August 7, 2014