Form 10-Q
period 2014-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2014-11-13
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 31, 2014, there were 21,340,207 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

September 30, 2014

PART I - FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash	$17.4	$10.8	$18.1
Accounts receivable (net of allowance of $1.0, $1.0 and $1.5, respectively)	194.1	171.8	198.5
Inventories	216.2	190.9	208.8
Prepaid expenses and other current assets	23.6	22.2	26.6
Deferred income taxes	32.0	32.2	32.1
Income tax receivable	4.4	4.3	0.6

Total current assets	487.7	432.2	484.7

Property, plant and equipment, net	100.5	88.0	78.1
Investment in joint venture	2.5	2.2	2.2
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.6	0.7	0.8
Deferred income taxes	1.2	4.6	5.7
Other noncurrent assets	15.6	16.6	16.6

Total assets	$612.5	$548.7	$592.5

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$1.0	$—	$—
Accounts payable	106.0	85.4	105.3
Accrued liabilities	54.6	56.1	59.6
Accrued interest	12.2	3.3	12.4
Income tax payable	0.2	0.5	0.2

Total current liabilities	174.0	145.3	177.5

Long-term debt	388.5	380.5	397.5
Other noncurrent liabilities	25.6	26.3	26.3

Total liabilities	588.1	552.1	601.3

Commitments and contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit):
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,369,407, 21,251,486 and 21,251,486 shares issued, respectively	0.2	0.2	0.2
Additional paid-in capital	32.1	30.5	30.3
Accumulated deficit	(12.1)	(38.6)	(44.0)
Treasury stock, at cost - 29,200, 0 and 0 shares, respectively	(0.4)	—	—
Accumulated other comprehensive income	0.3	0.5	0.8

Total Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	20.1	(7.4)	(12.7)
Noncontrolling interest	4.3	4.0	3.9

Total equity / (deficit)	24.4	(3.4)	(8.8)

Total liabilities and equity / (deficit)	$612.5	$548.7	$592.5

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013

Net sales	$436.8	$439.2	$1,321.1	$1,345.7

Cost of sales	392.2	393.9	1,188.7	1,201.8

Gross profit	44.6	45.3	132.4	143.9

Selling, general and administrative expenses (including non-cash profits interest expense of $0.0, $0.0, $0.0 and $29.3, respectively)	18.8	20.1	57.5	92.6

Operating income	25.8	25.2	74.9	51.3

Interest expense	10.0	10.0	29.7	29.9

Other expense, net	0.1	0.2	0.3	0.4

Income before provision for income taxes and equity income	15.7	15.0	44.9	21.0

Provision for income taxes	5.7	5.3	16.5	17.8

Income before equity income	10.0	9.7	28.4	3.2

Equity income, net of tax	0.3	0.3	0.8	1.2

Net income	10.3	10.0	29.2	4.4

Less: Net income attributable to noncontrolling interest	0.1	0.1	0.3	0.2

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$9.9	$28.9	$4.2

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.48	$0.47	$1.36	$0.20
Diluted	$0.48	$0.47	$1.36	$0.20
Weighted average common shares outstanding:
Basic	21.2	21.1	21.2	21.1
Diluted	21.3	21.2	21.3	21.1

Dividends declared per common share	$0.0375	$—	$0.1125	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013

Net income	$10.3	$10.0	$29.2	$4.4

Other comprehensive (loss) income:
Foreign currency translation adjustment	(0.3)	0.4	(0.4)	(1.1)
Less: Income tax expense (benefit) on foreign currency translation adjustment	(0.2)	0.1	(0.2)	(0.5)

Comprehensive income	10.2	10.3	29.0	3.8

Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1	0.3	0.3

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10.1	$10.2	$28.7	$3.5

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

(In millions, except share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ deficit	Noncontrolling interest	Total deficit

Balance at December 31, 2012	$0.2	$—	$(48.2)	$—	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)

Profits interest compensation	—	29.3	—	—	—	—	29.3	—	29.3

Share-based compensation (141,486 shares)	—	1.0	—	—	—	—	1.0	—	1.0

Payment from stockholder	—	—	—	—	—	4.9	4.9	—	4.9

Net income	—	—	4.2	—	—	—	4.2	0.2	4.4
Other comprehensive (loss) income, net of tax	—	—	—	—	(0.7)	—	(0.7)	0.1	(0.6)

Balance at September 30, 2013	$0.2	$30.3	$(44.0)	$—	$0.8	$—	$(12.7)	$3.9	$(8.8)

(In millions, except share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	Noncontrolling interest	Total equity / (deficit)

Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$—	$(7.4)	$4.0	$(3.4)

Share-based compensation (106,316 shares)	—	1.3	—	—	—	—	1.3	—	1.3

Exercise of stock options (11,605 shares)	—	0.1	—	—	—	—	0.1	—	0.1

Share repurchases (29,200 shares)	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)

Excess tax benefit on share-based compensation	—	0.2	—	—	—	—	0.2	—	0.2

Dividends declared	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)

Net income	—	—	28.9	—	—	—	28.9	0.3	29.2

Other comprehensive loss, net of tax	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)

Balance at September 30, 2014	$0.2	$32.1	$(12.1)	$(0.4)	$0.3	$—	$20.1	$4.3	$24.4

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$29.2	$4.4
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	0.2	0.3
Unrealized loss on derivatives	0.3	1.1
Depreciation	8.8	6.0
Amortization of intangible assets	0.1	0.1
Amortization of debt issuance costs	2.0	1.9
Profits interest compensation expense	—	29.3
Provision for bad debts, net of reductions	(0.1)	—
Share-based compensation expense	1.3	1.0
Excess tax benefit from share-based compensation	(0.2)	—
Deferred income taxes	3.1	0.7
Equity income, net of tax	(0.8)	(1.2)
Distributions from equity method investment	0.4	0.5
Change in assets and liabilities:
Accounts receivable	(22.3)	(34.0)
Inventories	(25.8)	(34.6)
Prepaid expenses and other current assets	(1.4)	(15.0)
Accounts payable	20.6	23.9
Accrued liabilities	(1.6)	10.6
Accrued interest	8.9	9.2
Income taxes, net	(0.2)	0.6
Other, net	(1.1)	(0.3)

Net cash provided by operating activities	21.4	4.5

Cash flows from investing activities
Capital expenditures	(16.2)	(13.2)
Proceeds from sale of property, plant and equipment	0.8	0.2

Net cash used in investing activities	(15.4)	(13.0)

Cash flows from financing activities
Borrowings on ABL Facility	245.1	337.2
Payments on ABL Facility	(242.1)	(329.2)
Dividends paid	(2.4)	—
Proceeds from exercise of stock options	0.1	—
Excess tax benefit from share-based compensation	0.2	—
Repurchase of shares to satisfy employee minimum tax withholdings	(0.4)	—
Net payment from stockholder	—	4.9

Net cash provided by financing activities	0.5	12.9

Effect of foreign currency exchange rates	0.1	(0.2)

Net increase in cash	6.6	4.2

Cash at beginning of period	10.8	13.9

Cash at end of period	$17.4	$18.1

Noncash investing and financing activities
Acquisition of equipment under capital lease obligation	$6.0	$—

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

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued and Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.

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

2.	Inventories

The Company’s inventories were as follows:

(in millions)	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Raw materials and supplies	$35.2	$37.2	$34.7
Work-in-process	82.8	75.5	99.1
Finished goods	98.2	78.2	75.0

Total inventories	$216.2	$190.9	$208.8

Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of raw material costs. The material component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 72%, 70% and 73% of total inventory at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. During the nine months ended September 30, 2014 and 2013, the Company recorded a lower of cost or market adjustment that reduced inventory by $0.2 million and $0.3 million, respectively. These non-cash adjustments were recorded in cost of sales in the accompanying unaudited consolidated statements of operations for the applicable periods.

If all inventories had been valued at period-end market values, inventories would have been approximately $316.7 million, $318.2 million and $331.2 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3.	Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets were as follows:

(in millions)	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Deferred expense	$9.1	$9.8	$13.0
Loss fund payments - workers’ compensation	5.7	6.2	6.5
Prepaid insurance	3.4	1.9	1.7
Prepaid tooling	1.2	1.0	1.9
Prepaid taxes and licenses	1.1	0.8	0.4
Collateral on deposit - commodity derivative contracts	0.9	0.3	1.9
Commodity derivative contracts	0.7	0.9	—
Other	1.5	1.3	1.2

Total prepaid expenses and other current assets	$23.6	$22.2	$26.6

Deferred expense represents the deferral of cost of sales associated with sales of unprocessed metal to toll customers. The Company defers the expense and corresponding revenue until the finished product has been shipped to the customer. See note 6, “Accrued Liabilities” for the corresponding deferred revenue related to the sales of unprocessed metal to toll customers.

4.	Investment in Joint Venture

During the three months ended September 30, 2014 and 2013, the Company recorded $0.3 million, of equity income, net of tax, including $0.1 million of accretion of negative basis difference in each period. During the nine months ended September 30, 2014 and 2013, the Company recorded $0.8 million and $1.2 million, respectively, of equity income, net of tax, including $0.5 million of accretion of negative basis difference in each period. At September 30, 2014, December 31, 2013 and September 30, 2013, the remaining negative basis difference was $4.5 million, $5.0 million and $5.2 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company received cash dividends from Dowa Olin Metal Corporation (the “Dowa Joint Venture”) of $0.4 million and $0.5 million, respectively, which were recorded as a reduction in the Company’s investment in the Dowa Joint Venture. The undistributed earnings of the Dowa Joint Venture in GBC’s retained earnings/(accumulated deficit) as of September 30, 2014, December 31, 2013 and September 30, 2013 totaled $1.5 million, $1.1 million and $0.7 million, respectively.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

(in millions)	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Deferred financing fees, net	$12.6	$14.6	$15.2
Utility and other deposits	1.5	1.2	1.4
Other	1.5	0.8	—

Total other noncurrent assets	$15.6	$16.6	$16.6

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

(in millions)	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Personnel expense	$18.7	$19.4	$20.7
Workers’ compensation	14.6	14.5	14.4
Deferred revenue	9.1	9.8	13.0
Professional fees	2.7	2.7	1.8
Insurance	2.2	2.4	2.4
Utilities	1.7	1.6	1.9
Taxes	1.3	1.6	1.4
Tooling	0.6	0.7	0.7
Commodity derivative contracts	0.1	—	0.4
Other	3.6	3.4	2.9

Total accrued liabilities	$54.6	$56.1	$59.6

Deferred revenue represents the deferral of revenue associated with sales of unprocessed metal to toll customers. The Company defers the revenue and corresponding expense until the finished product has been shipped to the customer. See note 3, “Prepaid Expenses and Other Current Assets” for the corresponding deferred expense related to the sales of unprocessed metal to toll customers.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

7.	Financing

Long-term debt consisted of the following:

(in millions)	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Senior Secured Notes	$375.0	$375.0	$375.0
ABL Facility	8.5	5.5	22.5
Obligations under capital lease	6.0	—	—

	389.5	380.5	397.5
Less: Current maturities of capital lease obligations	1.0	—	—

Total long-term debt	388.5	380.5	397.5

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

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2014, all of the net assets of the subsidiaries are restricted except for $51.9 million, which are permitted for dividend distributions under the Indenture. As of September 30, 2014, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

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

The ABL Facility provides for borrowings up to the lesser of $200.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. Available borrowings under the ABL Facility were $191.0 million, $194.0 million and $177.0 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. As of September 30, 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 3.33%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of September 30, 2014, the Company was in compliance with all of its covenants under the ABL Facility.

8.	Income Taxes

The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory provision rate	35.0%	35.0%	35.0%	35.0%

Permanent differences and other items
State tax provision	3.7%	3.3%	3.7%	7.9%
Section 199 manufacturing credit	(3.0%)	(2.7%)	(3.0%)	(6.9%)
Return to provision adjustments	(2.9%)	(1.0%)	(1.0%)	(1.1%)
Non-deductible non-cash compensation	—	—	—	48.7%
Other	3.5%	0.7%	2.0%	1.2%

Effective income tax rate	36.3%	35.3%	36.7%	84.8%

As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company had $25.4 million, $26.0 million and $25.8 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three or nine months ended September 30, 2014 or September 30, 2013. Accrued interest and penalties as of September 30, 2014, December 31, 2013 and September 30, 2013 was $0.1 million. The Company’s liability for uncertain tax positions of $25.5 million, $26.1 million and $25.9 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.

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

	As of September 30, 2014
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount

Open metal contracts (a)	$1.1	$(0.5)	$0.6	$—	$—	$0.6

Open natural gas contracts (a)	—	—	—	—	—	—

Open electricity contracts (a)	0.3	(0.2)	0.1	—	—	0.1

Total	$1.4	$(0.7)	$0.7	$—	$—	$0.7

(a)	As of September 30, 2014, the Company had open metal, natural gas and electricity contracts of 342, 9 and 23, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.7

Total	$0.7

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount

Open metal contracts (b)	$0.5	$(0.5)	$—	$—	$—	$—

Open natural gas contracts (b)	0.1	—	0.1	—	0.1	—

Open electricity contracts (b)	0.2	(0.2)	—	—	—	—

Total	$0.8	$(0.7)	$0.1	$—	$0.1	$—

(b)	As of September 30, 2014, the Company had open metal, natural gas and electricity contracts of 184, 51 and 18, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Consolidated balance sheet location:
Accrued liabilities	$0.1

Total	$0.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2013
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount

Open metal contracts (a)	$0.8	$(0.3)	$0.5	$—	$—	$0.5

Open natural gas contracts (a)	0.2	—	0.2	—	—	0.2

Open electricity contracts (a)	0.3	(0.1)	0.2	—	—	0.2

Total	$1.3	$(0.4)	$0.9	$—	$—	$0.9

(a)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 265, 39 and 37, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$0.9

Total	$0.9

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount

Open metal contracts (b)	$0.3	$(0.3)	$—	$—	$—	$—

Open natural gas contracts (b)	—	—	—	—	—	—

Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$0.4	$(0.4)	$—	$—	$—	$—

(b)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 132, 4 and 20, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of September 30, 2013
(in millions, except contract data)				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount

Open metal contracts (a)	$0.7	$(0.7)	$—	$—	$—	$—

Open electricity contracts (a)	0.1	(0.1)	—	—	—	—

Total	$0.8	$(0.8)	$—	$—	$—	$—

(a)	As of September 30, 2013, the Company had open metal and electricity contracts of 361 and 10, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

				Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet	Financial Instruments	Cash Collateral Deposited	Net Amount

Open metal contracts (b)	$1.1	$(0.7)	$0.4	$—	$0.4	$—

Open electricity contracts (b)	0.1	(0.1)	—	—	—	—

Total	$1.2	$(0.8)	$0.4	$—	$0.4	$—

(b)	As of September 30, 2013, the Company had open metal and electricity contracts of 406 and 14, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Consolidated balance sheet location:
Accrued liabilities	$0.4

Total	$0.4

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales
Realized and unrealized gain (loss) - metal contracts	$0.5	$(0.8)	$1.0	$(0.1)
Realized and unrealized loss - natural gas contracts	(0.2)	—	—	—
Realized and unrealized (loss) gain - electricity contracts	(0.2)	(0.1)	1.4	(0.2)

Total	$0.1	$(0.9)	$2.4	$(0.3)

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

10.	Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 - Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities at fair value on a recurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013:

(in millions)	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.6	$—	$0.6
Open electricity contracts	—	0.1	—	0.1

Total assets	$—	$0.7	$—	$0.7

Open natural gas contracts	$—	$0.1	$—	$0.1

Total liabilities	$—	$0.1	$—	$0.1

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.5	$—	$0.5
Open natural gas contracts	—	0.2	—	0.2
Open electricity contracts	—	0.2	—	0.2

Total assets	$—	$0.9	$—	$0.9

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Open metal contracts	$—	$0.4	$—	$0.4

Total liabilities	$—	$0.4	$—	$0.4

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

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of September 30, 2014, December 31, 2013 and September 30, 2013, the fair value of the Company’s Senior Secured Notes approximated $417.2 million, $428.4 million and $415.8 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

11.	Related Parties

KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) were majority shareholders of Halkos Holdings, LLC (“Halkos”). As of December 31, 2013, Halkos beneficially owned 34.4% of the outstanding shares of the Company. On February 3, 2014 the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters (the “Additional Follow-on Public Offering”). Halkos participated as the selling stockholder and after giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

The Company and affiliates of KPS Funds had previously entered into an agreement whereby affiliates of KPS Funds charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). In May 2013, in connection with the initial public offering of 8,050,000 shares of common stock of the Company (the “IPO”), the Company terminated the Management Services Agreement prior to the expiration of its initial term and was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the term of the Management Services Agreement. The Company paid $4.5 million to the affiliates of KPS Funds related to the Company’s early termination representing all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4.8 million for the nine months ended September 30, 2013. As the Management Services Agreement was terminated in May 2013, there were no additional management advisory fees for the three months ended September 30, 2013 or the three or nine months ended September 30, 2014.

Additionally, pursuant to the Management Services Agreement, the Company was required to reimburse the affiliates of KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were inconsequential for the three and nine months ended September 30, 2013, respectively.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales, External Customers
Olin Brass	$200.4	$210.8	$613.0	$613.9
Chase	154.7	149.3	470.0	488.5
Oster	81.7	79.1	238.1	243.3

Total net sales, external customers	$436.8	$439.2	$1,321.1	$1,345.7

Intersegment Net Sales
Olin Brass	$16.7	$12.1	$44.6	$40.6
Oster	0.2	—	0.2	0.1

Total intersegment net sales	$16.9	$12.1	$44.8	$40.7

Adjusted EBITDA
Olin Brass	$11.0	$13.5	$31.1	$41.2
Chase	18.1	16.0	54.2	53.8
Oster	4.5	4.3	12.6	13.2

Total Adjusted EBITDA of segments	33.6	33.8	97.9	108.2
Corporate and Other	(3.2)	(3.3)	(9.2)	(11.3)
Depreciation expense	(3.5)	(2.1)	(8.8)	(6.0)
Amortization expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(10.0)	(10.0)	(29.7)	(29.9)
Net income attributable to noncontrolling interest	0.1	0.1	0.3	0.2
Unrealized gain (loss) on derivative contracts (a)	0.1	(1.0)	(0.3)	(1.1)
Equity method investment income (b)	(0.2)	(0.2)	(0.3)	(0.7)
Non-cash Halkos profits interest compensation expense (c)	—	—	—	(29.3)
Management fees (d)	—	—	—	(4.8)
Specified legal/professional expenses (e)	(1.1)	(1.4)	(3.1)	(2.9)
Lower of cost or market adjustment to inventory (f)	—	—	(0.2)	(0.3)
Share-based compensation expense (g)	0.3	(0.8)	(1.3)	(1.0)
Restructuring and other business transformation charges (h)	(0.3)	—	(0.3)	—

Income before provision for income taxes and equity income	$15.7	$15.0	$44.9	$21.0

(a)	Represents unrealized gains and losses on derivative contracts in support of the Company’s balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	Excludes accretion income of $0.1 million in each of the three months ended September 30, 2014 and 2013. Excludes accretion income of $0.5 million in each of the nine months ended September 30, 2014 and 2013. Equity method investment income is exclusive to Olin Brass.
(c)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Holdings, LLC Executive Equity Incentive Plan (“Halkos Equity Plan”) to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of the Company’s management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.
(d)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement, as well as a portion of the annual advisory fees paid to affiliates of KPS prior to the termination of the agreement.
(e)	Specified legal/professional expenses for the three months ended September 30, 2014 includes $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company. Specified legal/professional expenses for the three months ended September 30, 2013 includes $1.4 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs and costs associated with the Exchange Offer.

Specified legal/professional expenses for the nine months ended September 30, 2014 includes $3.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs. Specified legal/professional expenses for the nine months ended September 30, 2013 includes $2.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, follow-on offering costs, costs associated with the Exchange Offer and certain regulatory and compliance matters.

(f)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the nine months ended September 30, 2014 and 2013.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(g)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of the Company’s management and the Company’s Board of Directors.
(h)	Restructuring and other business transformation charges for the three and nine months ended September 30, 2014 represent severance charges at Olin Brass.

14.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$9.9	$28.9	$4.2

Denominator
Weighted-average common shares outstanding	21.2	21.1	21.2	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1	0.1	—

Weighted-average common shares outstanding, assuming dilution	21.3	21.2	21.3	21.1

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.48	$0.47	$1.36	$0.20
Diluted	$0.48	$0.47	$1.36	$0.20

The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the three and nine months ended September 30, 2014 excludes stock options to purchase 147,136 shares because they were anti-dilutive. Weighted-average common shares outstanding, assuming dilution, for the three months ended September 30, 2014 excludes 3,604 restricted stock awards because they were anti-dilutive. Weighted-average common shares outstanding, assuming dilution, for the three and nine months ended September 30, 2013 excludes stock options to purchase 3,451 shares because they were anti-dilutive.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

15.	Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in note 7, “Financing”. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt, as such term is defined under the Indenture (individually, a “Guarantor” and collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

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

The Company identified an immaterial error in the previously issued condensed consolidating statement of cash flows for the nine months ended September 30, 2013 related to the settlement of an advance between the Issuer and the Parent and has revised the presentation in this Quarterly Report on Form 10-Q. The Company has corrected the error by reclassifying a cash inflow of $4.9 million for the Issuer from cash flows from operating activities to cash flows from investing activities for the nine months ended September 30, 2013. The revision had no impact to any other condensed consolidating financial statement, nor did it impact any of the Company’s unaudited consolidated financial statements contained herein.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$7.5	$3.7	$7.3	$(1.1)	$17.4
Accounts receivable, net of allowance	—	2.7	176.8	14.6	—	194.1
Inventories	—	—	196.0	21.4	(1.2)	216.2
Prepaid expenses and other current assets	—	10.8	12.5	0.3	—	23.6
Deferred income taxes	—	32.0	—	—	—	32.0
Income tax receivable	—	4.6	—	—	(0.2)	4.4

Total current assets	—	57.6	389.0	43.6	(2.5)	487.7

Property, plant and equipment, net	—	0.8	99.3	0.4	—	100.5
Investment in joint venture	—	—	2.5	—	—	2.5
Investment in subsidiaries	28.2	734.7	23.9	—	(786.8)	—
Intercompany accounts	—	—	358.3	—	(358.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	1.2	—	—	—	1.2
Other noncurrent assets	—	13.2	2.4	—	—	15.6

Total assets	$28.2	$807.5	$880.4	$44.0	$(1,147.6)	$612.5

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	1.4	103.9	3.0	(2.3)	106.0
Accrued liabilities	—	18.3	35.6	0.7	—	54.6
Accrued interest	—	12.2	—	—	—	12.2
Income tax payable	—	—	0.1	0.3	(0.2)	0.2

Total current liabilities	—	31.9	140.6	4.0	(2.5)	174.0

Long-term debt	—	383.5	5.0	—	—	388.5
Other noncurrent liabilities	—	25.5	0.1	—	—	25.6
Intercompany accounts	8.1	338.4	—	11.8	(358.3)	—

Total liabilities	8.1	779.3	145.7	15.8	(360.8)	588.1

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	20.1	28.2	734.7	23.9	(786.8)	20.1
Noncontrolling interest	—	—	—	4.3	—	4.3

Total equity / (deficit)	20.1	28.2	734.7	28.2	(786.8)	24.4

Total liabilities and equity / (deficit)	$28.2	$807.5	$880.4	$44.0	$(1,147.6)	$612.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3.3	$3.9	$3.6	$—	$10.8
Accounts receivable, net of allowance	—	5.2	150.3	16.3	—	171.8
Inventories	—	0.1	172.4	18.4	—	190.9
Prepaid expenses and other current assets	—	8.9	13.1	0.2	—	22.2
Deferred income taxes	—	32.2	—	—	—	32.2
Income tax receivable	—	4.3	—	—	—	4.3

Total current assets	—	54.0	339.7	38.5	—	432.2

Property, plant and equipment, net	—	0.9	86.7	0.4	—	88.0
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	0.2	646.6	21.1	—	(667.9)	—
Intercompany accounts	—	—	310.5	—	(310.5)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	15.1	1.5	—	—	16.6

Total assets	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$83.4	$1.7	$—	$85.4
Accrued liabilities	—	18.7	36.7	0.7	—	56.1
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.1	0.1	0.3	—	0.5

Total current liabilities	—	22.4	120.2	2.7	—	145.3

Long-term debt	—	380.5	—	—	—	380.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Intercompany accounts	7.6	291.8	—	11.1	(310.5)	—

Total liabilities	7.6	721.0	120.2	13.8	(310.5)	552.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(7.4)	0.2	646.6	21.1	(667.9)	(7.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total (deficit) / equity	(7.4)	0.2	646.6	25.1	(667.9)	(3.4)

Total liabilities and (deficit) / equity	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$11.2	$2.6	$4.3	$—	$18.1
Accounts receivable, net of allowance	—	4.9	176.3	17.3	—	198.5
Inventories	—	—	193.8	15.4	(0.4)	208.8
Prepaid expenses and other current assets	—	10.1	16.4	0.1	—	26.6
Deferred income taxes	—	32.1	—	—	—	32.1
Income tax receivable	—	0.8	—	—	(0.2)	0.6

Total current assets	—	59.1	389.1	37.1	(0.6)	484.7

Property, plant and equipment, net	—	1.0	76.8	0.3	—	78.1
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	—	623.4	20.0	—	(643.4)	—
Intercompany accounts	—	—	270.6	—	(270.6)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.8	—	—	0.8
Deferred income taxes	—	5.7	—	—	—	5.7
Other noncurrent assets	—	15.7	0.9	—	—	16.6

Total assets	$—	$704.9	$764.8	$37.4	$(914.6)	$592.5

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$2.5	$101.1	$2.1	$(0.4)	$105.3
Accrued liabilities	—	18.7	40.2	0.7	—	59.6
Accrued interest	—	12.4	—	—	—	12.4
Income tax payable	—	—	0.1	0.3	(0.2)	0.2

Total current liabilities	—	33.6	141.4	3.1	(0.6)	177.5

Long-term debt	—	397.5	—	—	—	397.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Obligations and advances in excess of investment in subsidiary	5.4	—	—	—	(5.4)	—
Intercompany accounts	7.3	252.9	—	10.4	(270.6)	—

Total liabilities	12.7	710.3	141.4	13.5	(276.6)	601.3

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(12.7)	(5.4)	623.4	20.0	(638.0)	(12.7)
Noncontrolling interest	—	—	—	3.9	—	3.9

Total (deficit) / equity	(12.7)	(5.4)	623.4	23.9	(638.0)	(8.8)

Total liabilities and (deficit) / equity	$—	$704.9	$764.8	$37.4	$(914.6)	$592.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$421.2	$23.0	$(7.4)	$436.8
Cost of sales	—	0.2	378.6	20.8	(7.4)	392.2

Gross profit	—	(0.2)	42.6	2.2	—	44.6
Selling, general and administrative expenses	0.3	4.0	13.6	0.9	—	18.8

Operating income (loss)	(0.3)	(4.2)	29.0	1.3	—	25.8
Interest expense	—	9.8	0.2	—	—	10.0
Other (income) expense, net	—	—	0.1	—	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(14.0)	28.7	1.3	—	15.7
Provision for (benefit from) income taxes	(0.1)	(4.8)	9.9	0.7	—	5.7

Income (loss) before equity income	(0.2)	(9.2)	18.8	0.6	—	10.0
Equity income, net of tax	10.4	19.6	0.8	—	(30.5)	0.3

Net income	10.2	10.4	19.6	0.6	(30.5)	10.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$10.4	$19.6	$0.5	$(30.5)	$10.2

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$422.7	$25.1	$(8.6)	$439.2
Cost of sales	—	1.1	378.1	23.3	(8.6)	393.9

Gross profit	—	(1.1)	44.6	1.8	—	45.3
Selling, general and administrative expenses	0.3	4.7	14.3	0.8	—	20.1

Operating income (loss)	(0.3)	(5.8)	30.3	1.0	—	25.2
Interest expense	—	10.0	—	—	—	10.0
Other (income) expense, net	—	0.1	—	0.1	—	0.2

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(15.9)	30.3	0.9	—	15.0
Provision for (benefit from) income taxes	(0.1)	(5.7)	11.0	0.1	—	5.3

Income (loss) before equity income	(0.2)	(10.2)	19.3	0.8	—	9.7
Equity income, net of tax	10.1	20.3	1.0	—	(31.1)	0.3

Net income	9.9	10.1	20.3	0.8	(31.1)	10.0
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.9	$10.1	$20.3	$0.7	$(31.1)	$9.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,271.4	$70.4	$(20.7)	$1,321.1
Cost of sales	—	(0.4)	1,145.9	63.9	(20.7)	1,188.7

Gross profit	—	0.4	125.5	6.5	—	132.4
Selling, general and administrative expenses	0.9	13.2	41.0	2.4	—	57.5

Operating income (loss)	(0.9)	(12.8)	84.5	4.1	—	74.9
Interest expense	—	29.5	0.2	—	—	29.7
Other (income) expense, net	—	0.2	0.2	(0.1)	—	0.3

Income (loss) before provision for (benefit from) income taxes and equity income	(0.9)	(42.5)	84.1	4.2	—	44.9

Provision for (benefit from) income taxes	(0.3)	(15.8)	31.2	1.4	—	16.5

Income (loss) before equity income	(0.6)	(26.7)	52.9	2.8	—	28.4
Equity income, net of tax	29.5	56.2	3.3	—	(88.2)	0.8

Net income	28.9	29.5	56.2	2.8	(88.2)	29.2
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net income attributable to Global Brass and Copper Holdings, Inc.	$28.9	$29.5	$56.2	$2.5	$(88.2)	$28.9

(in millions)	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,294.8	$73.6	$(22.7)	$1,345.7
Cost of sales	—	1.2	1,155.2	68.1	(22.7)	1,201.8

Gross profit (loss)	—	(1.2)	139.6	5.5	—	143.9
Selling, general and administrative expenses	5.4	33.6	51.4	2.2	—	92.6

Operating income (loss)	(5.4)	(34.8)	88.2	3.3	—	51.3
Interest expense	—	29.9	—	—	—	29.9
Other (income) expense, net	—	0.3	(0.1)	0.2	—	0.4

Income (loss) before provision for (benefit from) income taxes and equity income	(5.4)	(65.0)	88.3	3.1	—	21.0

Provision for (benefit from) income taxes	(2.1)	(15.7)	34.7	0.9	—	17.8

Income (loss) before equity income	(3.3)	(49.3)	53.6	2.2	—	3.2
Equity income, net of tax	7.5	56.8	3.2	—	(66.3)	1.2

Net income	4.2	7.5	56.8	2.2	(66.3)	4.4
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net income attributable to Global Brass and Copper Holdings, Inc.	$4.2	$7.5	$56.8	$2.0	$(66.3)	$4.2

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10.2	$10.4	$19.6	$0.6	$(30.5)	$10.3
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.3)	(0.3)	0.7	(0.1)

Comprehensive income	10.1	10.3	19.3	0.3	(29.8)	10.2
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10.1	$10.3	$19.3	$0.2	$(29.8)	$10.1

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.9	$10.1	$20.3	$0.8	$(31.1)	$10.0
Foreign currency translation adjustment, net of tax	0.3	0.3	0.3	0.1	(0.7)	0.3

Comprehensive income	10.2	10.4	20.6	0.9	(31.8)	10.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$10.4	$20.6	$0.8	$(31.8)	$10.2

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$28.9	$29.5	$56.2	$2.8	$(88.2)	$29.2
Foreign currency translation adjustment, net of tax	(0.2)	(0.2)	(0.4)	(0.5)	1.1	(0.2)

Comprehensive income	28.7	29.3	55.8	2.3	(87.1)	29.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$28.7	$29.3	$55.8	$2.0	$(87.1)	$28.7

(in millions)	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4.2	$7.5	$56.8	$2.2	$(66.3)	$4.4
Foreign currency translation adjustment, net of tax	(0.7)	(0.7)	(1.2)	0.3	1.7	(0.6)

Comprehensive income	3.5	6.8	55.6	2.5	(64.6)	3.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$3.5	$6.8	$55.6	$2.2	$(64.6)	$3.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2.5	$3.7	$15.0	$3.7	$(3.5)	$21.4
Cash flows from investing activities
Capital expenditures	—	(0.1)	(16.0)	(0.1)	—	(16.2)
Proceeds from sale of property, plant and equipment	—	—	0.8	—	—	0.8

Net cash used in investing activities	—	(0.1)	(15.2)	(0.1)	—	(15.4)
Cash flows from financing activities
Borrowings on ABL Facility	—	245.1	—	—	—	245.1
Payments on ABL Facility	—	(242.1)	—	—	—	(242.1)
Dividends paid	(2.4)	(2.4)	—	—	2.4	(2.4)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Repurchase of shares to satisfy employee minimum tax withholdings	(0.4)	—	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(2.5)	0.6	—	—	2.4	0.5
Effect of foreign currency exchange rates	—	—	—	0.1	—	0.1

Net increase (decrease) in cash	—	4.2	(0.2)	3.7	(1.1)	6.6
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8

Cash at end of period	$—	$7.5	$3.7	$7.3	$(1.1)	$17.4

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$(10.1)	$15.5	$1.0	$(1.9)	$4.5
Cash flows from investing activities
Capital expenditures	—	(0.1)	(13.1)	—	—	(13.2)
Payable to / receivable from subsidiaries	(4.9)	4.9	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Net cash used in investing activities	(4.9)	4.8	(12.9)	—	—	(13.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	337.2	—	—	—	337.2
Payments on ABL Facility	—	(329.2)	—	—	—	(329.2)
Distribution to stockholder	—	—	—	(2.0)	2.0	—
Net payments (amounts due) from stockholder	4.9	—	—	—	—	4.9

Net cash provided by (used in) financing activities	4.9	8.0	—	(2.0)	2.0	12.9
Effect of foreign currency exchange rates	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash	—	2.7	2.6	(1.2)	0.1	4.2
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9

Cash at end of period	$—	$11.2	$2.6	$4.3	$—	$18.1

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “projects,” “may,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make or may make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this report are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2014, and subsequent Reports on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our substantial indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•	operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	operational factors affecting the ongoing commercial operations of our facilities resulting from inclement weather conditions;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill and EPA regulations regarding the registration and marketing of anti-microbial copper products;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	the material weakness identified in our internal control over financial reporting could, if not remedied, result in material misstatements in our financial statements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information, to protect the validity, enforceability or scope of our intellectual property rights and manage litigation regarding our intellectual property rights;

•	litigation regarding our intellectual property rights could affect us and harm our business;

•	our limited experience managing and operating as an SEC reporting company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

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

Overview

Our Business

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. Holdings, through GBC, is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase”) and A.J. Oster, LLC (“Oster”). We also have a Corporate and Other segment, which includes certain administrative costs and expenses that management has not allocated to our operating segments and the elimination of intercompany balances.

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

Our leading market positions in each of our operating segments support our operating margins. Our operating margins are a function of four key characteristics of our business: (1) we earn a premium margin over the cost of metal because of our value-added processing capabilities, patent-protected technologies, and first-class service; (2) we have strategically shifted our product portfolio toward value-added, higher margin products; (3) we are driving a lean cost structure through fixed and variable cost reductions, process improvements, and workforce flexibility initiatives; and (4) we employ our balanced book approach to substantially reduce the financial impact of metal price volatility on our earnings and operating margins.

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

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have provided “Adjusted EBITDA” and “Adjusted sales”, which are non-GAAP financial measures and are defined below.

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to Dowa-Olin Metal Corporation (the “Dowa Joint Venture”), management fees paid to affiliates of KPS Capital Partners, L.P. (“KPS”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

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

Adjusted EBITDA is not intended as an alternative to net income (loss), as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with U.S. GAAP or as an alternative to cash flow provided by (used in) operating activities as a measure of liquidity. You should therefore not place undue reliance on Adjusted EBITDA or ratios calculated using Adjusted EBITDA. Our U.S. GAAP-based measures can be found in our unaudited consolidated financial statements and the related notes thereto included elsewhere in this report.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013.

	Three Months Ended September 30,				Change: 2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent

Net sales	$436.8	100.0%	$439.2	100.0%	$(2.4)	(0.5%)
Cost of sales	392.2	89.8%	393.9	89.7%	$(1.7)	(0.4%)

Gross profit	44.6	10.2%	45.3	10.3%	$(0.7)	(1.5%)
Selling, general and administrative expenses	18.8	4.3%	20.1	4.6%	$(1.3)	(6.5%)

Operating income	25.8	5.9%	25.2	5.7%	$0.6	2.4%
Interest expense	10.0	2.3%	10.0	2.3%	$—	0.0%
Other expense, net	0.1	0.0%	0.2	0.0%	$(0.1)	(50.0%)

Income before provision for income taxes and equity income	15.7	3.6%	15.0	3.4%	$0.7	4.7%
Provision for income taxes	5.7	1.3%	5.3	1.2%	$0.4	7.5%

Income before equity income	10.0	2.3%	9.7	2.2%	$0.3	3.1%
Equity income, net of tax	0.3	0.1%	0.3	0.1%	$—	0.0%

Net income	10.3	2.4%	10.0	2.3%	$0.3	3.0%
Less: Net income attributable to noncontrolling interest	0.1	0.0%	0.1	0.0%	$—	0.0%

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	2.3%	$9.9	2.3%	$0.3	3.0%

Adjusted EBITDA	$30.4	7.0%	$30.5	6.9%	$(0.1)	(0.3%)

Net sales

Net sales decreased by $2.4 million, or 0.5%, from $439.2 million for the three months ended September 30, 2013 to $436.8 million for the three months ended September 30, 2014. Net sales decreased by $4.3 million due to lower sales of unprocessed metals, $2.1 million resulting from the net effect of the shift in product mix and increases in average selling prices and $0.4 million due to lower metal prices in the three months ended September 30, 2014 as compared to the same period in 2013. These decreases were partially offset by the effect of changes in volume by segment, which increased net sales by $4.4 million. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 0.2 million pounds, or 0.2%, from 132.0 million pounds for the three months ended September 30, 2013 to 131.8 million pounds for the three months ended September 30, 2014. The decrease in volume was primarily attributable to lower demand in the munitions end market as well as the electronics/electrical components end market. The lower demand in the munitions end market was due to the reduction in demand following an unprecedented peak in demand for the last several quarters. The lower demand in the electronics/electrical components end market resulted primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. The decrease in volume was partially offset by higher demand in the building and housing, automotive and transportation end markets.

The metal cost recovery component of net sales increased by $0.6 million, or 0.2%, from $299.5 million for the three months ended September 30, 2013 to $300.1 million for the three months ended September 30, 2014. The effect of changes in volume by segment increased the cost recovery component of net sales by $5.3 million. Lower sales of unprocessed metal and lower metal prices decreased the metal cost recovery component of net sales by $4.3 million and $0.4 million, respectively, in the three months ended September 30, 2014 as compared to the same period in 2013.

Adjusted sales

Adjusted sales, which is the excess of net sales over the metal cost recovery component of net sales, decreased by $3.0 million, or 2.1%, from $139.7 million for the three months ended September 30, 2013 to $136.7 million for the three months ended September 30, 2014. Lower volume decreased adjusted sales by $0.9 million in the three months ended September 30, 2014 as compared to the same period of 2013. Additionally, adjusted sales decreased by $2.1 million resulting from the net effect of the shift in product mix and increases in average selling prices. Adjusted sales per pound declined in the three months ended September 30, 2014 compared to the same period in 2013, which was the net effect of the shift in product mix and increases in average selling prices.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Three Months Ended September 30,		Change: 2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	131.8	132.0	(0.2)	(0.2%)

Net sales	$436.8	$439.2	$(2.4)	(0.5%)
Metal component of net sales	300.1	299.5	0.6	0.2%

Adjusted sales	$136.7	$139.7	$(3.0)	(2.1%)

$ per pound shipped
Net sales per pound	$3.31	$3.33	$(0.02)	(0.6%)
Metal component of net sales per pound	2.27	2.27	—	0.0%

Adjusted sales per pound	$1.04	$1.06	$(0.02)	(1.9%)

Average copper price per pound reported by COMEX (b)	$3.16	$3.23	$(0.07)	(2.2%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices from the Commodity Exchange (“COMEX”).

Gross profit

Gross profit decreased by $0.7 million, or 1.5%, from $45.3 million for the three months ended September 30, 2013 to $44.6 million for the three months ended September 30, 2014. Gross profit per pound shipped remained relatively flat at $0.34 for the three months ended September 30, 2014 as compared to the same period of 2013.

Gross profit for the three months ended September 30, 2014 included a gain of $0.1 million related to net unrealized gains on derivative contracts. Gross profit for the three months ended September 30, 2013 included a loss of $1.0 million related to net unrealized losses on derivative contracts.

Depreciation expense included in gross profit increased from $1.8 million for the three months ended September 30, 2013 to $2.7 million for the three months ended September 30, 2014. The increase is attributable to an increase in our depreciable asset base from September 30, 2013 to September 30, 2014.

Other factors decreased gross profit by $0.9 million in the three months ended September 30, 2014 as compared to the same period in 2013. Gross profit decreased by $2.1 million resulting from the net effect of the shift in product mix and increases in average selling prices. Partially offsetting this decrease were the effect of changes in volume by segment, which increased gross profit by $0.7 million, and lower manufacturing conversion costs of $0.5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.3 million, or 6.5%, from $20.1 million for the three months ended September 30, 2013 to $18.8 million for the three months ended September 30, 2014.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company of $1.1 million during the three months ended September 30, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs and costs associated with our registered “A/B exchange offer” with respect to our Senior Secured Notes (“Exchange Offer”) of $1.4 million during the three months ended September 30, 2013. Additionally, for the three months ended September 30, 2014, we decreased our share-based compensation accrual by $0.3 million, primarily resulting from management’s assessment of the probability that the established performance criteria will not be achieved relative to performance-based shares. For the three months ended September 30, 2013, we recognized $0.8 million in share-based compensation expense.

In the three months ended September 30, 2014, we incurred restructuring and other business transformation charges of $0.3 million related to severance charges at Olin Brass.

Depreciation expense included in selling, general and administrative expenses increased from $0.3 million for the three months ended September 30, 2013 to $0.8 million for the three months ended September 30, 2014. The increase is attributable to an increase in our depreciable asset base from September 30, 2013 to September 30, 2014.

Other factors contributed $0.7 million to the decrease in selling, general and administrative expenses in the three months ended September 30, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $0.5 million, other miscellaneous selling, general and administrative expenses decreased by $0.5 million, partially offset by an increase in outside services of $0.3 million.

Interest expense

Interest expense remained flat at $10.0 million for the three months ended September 30, 2014 and 2013. Average borrowings on our debt facilities decreased to $381.2 million in 2014 as compared to $392.0 million in 2013. Interest rates remained constant compared to the same period in the prior year (a weighted average of 9.2% per annum during the third quarter of 2014 and third quarter of 2013).

The following table summarizes the components of interest expense:

	Three Months Ended September 30,
(in millions)	2014	2013
Interest on principal	$9.0	$9.2
Amortization of debt issuance costs	0.7	0.6
Other borrowing costs (a)	0.3	0.2

Interest expense	$10.0	$10.0

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes was $5.7 million for the three months ended September 30, 2014 compared to $5.3 million for the three months ended September 30, 2013. The change in the provision for income taxes was due to higher taxable income in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

The following table summarizes the effective income tax rate components:

	Three Months Ended September 30,
	2014	2013
Statutory provision rate	35.0%	35.0%

Permanent differences and other items
State tax provision	3.7%	3.3%
Section 199 manufacturing credit	(3.0%)	(2.7%)
Return to provision adjustments	(2.9%)	(1.0%)
Other	3.5%	0.7%

Effective income tax rate	36.3%	35.3%

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. increased from $9.9 million for the three months ended September 30, 2013 to $10.2 million for the three months ended September 30, 2014 mainly due to a decrease in selling, general and administrative expenses, partially offset by a decrease in gross profit and an increase in the provision for income taxes, which are described above.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.1 million, or 0.3%, from $30.5 million for the three months ended September 30, 2013 to $30.4 million for the three months ended September 30, 2014. The decrease was due to the net effect of the shift in product mix and increases in average selling prices of $2.1 million and an increase in outside services of $0.3 million. Partially offsetting these decreases were lower manufacturing conversion costs of $0.5 million, the effect of changes in volume by segment, which increased gross profit by $0.7 million, lower salaries, benefits and incentive compensation of $0.5 million, a decline of $0.5 million in other miscellaneous selling, general and administrative expenses and a decrease in other expenses of $0.1 million.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended September 30,
(in millions)	2014	2013
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$9.9
Interest expense	10.0	10.0
Provision for income taxes	5.7	5.3
Depreciation expense	3.5	2.1
Amortization expense	0.1	0.1
Unrealized (gain) loss on derivative contracts (a)	(0.1)	1.0
Non-cash accretion of income of Dowa Joint Venture (b)	(0.1)	(0.1)
Specified legal/professional expenses (c)	1.1	1.4
Share-based compensation expense (d)	(0.3)	0.8
Restructuring and other business transformation charges (e)	0.3	—

Adjusted EBITDA	$30.4	$30.5

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	Specified legal/professional expenses for the three months ended September 30, 2014 includes $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

Specified legal/professional expenses for the three months ended September 30, 2013 includes $1.4 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs and costs associated with the Exchange Offer.

(d)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(e)	Restructuring and other business transformation charges for the three months ended September 30, 2014 represent severance charges at Olin Brass.

Segment Results of Operations

Segment Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013.

	Three Months Ended		Change
(in millions)	September 30,		2014 vs. 2013
	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	68.8	70.3	(1.5)	(2.1%)
Chase	55.7	53.5	2.2	4.1%
Oster	18.0	17.0	1.0	5.9%
Corporate and Other (b)	(10.7)	(8.8)	(1.9)	21.6%

Total	131.8	132.0	(0.2)	(0.2%)

Net Sales
Olin Brass	$217.1	$222.9	$(5.8)	(2.6%)
Chase	154.7	149.3	5.4	3.6%
Oster	81.9	79.1	2.8	3.5%
Corporate and Other (b)	(16.9)	(12.1)	(4.8)	39.7%

Total	$436.8	$439.2	$(2.4)	(0.5%)

Adjusted EBITDA
Olin Brass	$11.0	$13.5	$(2.5)	(18.5%)
Chase	18.1	16.0	2.1	13.1%
Oster	4.5	4.3	0.2	4.7%

Total for operating segments	$33.6	$33.8	$(0.2)	(0.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See note 13 of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

Olin Brass net sales decreased by $5.8 million, or 2.6%, from $222.9 million for the three months ended September 30, 2013 to $217.1 million for the three months ended September 30, 2014. The decrease was due to lower volume, a shift in product mix, lower metal prices and lower sales of unprocessed metal, partially offset by higher average selling prices, including increases in sales prices to Oster (which are eliminated in our consolidated results).

A shift in product mix, lower metal prices and a decrease in the sales of unprocessed metal, partially offset by higher average selling prices, contributed $1.9 million to the decrease in net sales for the three months ended September 30, 2014 as compared to the same period in 2013.

Volume decreased by 1.5 million pounds, or 2.1%, from 70.3 million pounds for the three months ended September 30, 2013 to 68.8 million pounds for the three months ended September 30, 2014. The decrease in volume, which contributed $3.9 million to the decrease in net sales, was the result of lower shipments to the munitions end market due to the reduction in demand following an unprecedented peak in demand for the last several quarters. The decline in volume was also impacted by lower demand in the electronics/electrical components end market. The decrease in volume was partially offset by increased demand in the automotive end market.

Adjusted EBITDA of Olin Brass decreased by $2.5 million, from $13.5 million for the three months ended September 30, 2013 to $11.0 million for the three months ended September 30, 2014. The decrease was due to lower volume and a shift in product mix. Partially offsetting the decrease were higher average selling prices, lower manufacturing conversion costs, a decrease in salaries, benefits and incentive compensation and a decrease in other miscellaneous selling, general and administrative expenses.

Chase

Chase net sales increased by $5.4 million, or 3.6%, from $149.3 million for the three months ended September 30, 2013 to $154.7 million for the three months ended September 30, 2014. The increase was due primarily to higher volume and higher average selling prices, partially offset by lower metal prices.

Lower metal prices for the three months ended September 30, 2014, partially offset by higher average selling prices, decreased net sales by $0.9 million compared to the same period in 2013.

Volume increased by 2.2 million pounds, or 4.1%, from 53.5 million pounds for the three months ended September 30, 2013 to 55.7 million pounds for the three months ended September 30, 2014. The increase in volume, which contributed $6.3 million to the increase in net sales, was partially attributable to higher demand in the building and housing and transportation end markets, partially offset by lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market.

Adjusted EBITDA of Chase increased by $2.1 million, from $16.0 million for the three months ended September 30, 2013 to $18.1 million for the three months ended September 30, 2014. The increase was due primarily to higher volume, higher average selling prices and lower manufacturing conversion costs.

Oster

Oster net sales increased by $2.8 million, or 3.5%, from $79.1 million for the three months ended September 30, 2013 to $81.9 million for the three months ended September 30, 2014. The increase was due primarily to higher volume and higher average selling prices, partially offset by a shift in product mix and lower metal prices in the three months ended September 30, 2014 compared to the same period in 2013.

A shift in product mix and lower metal prices, partially offset by higher average selling prices for the three months ended September 30, 2014 decreased net sales by $1.8 million compared to the same period in 2013.

Volume increased by 1.0 million pounds, or 5.9%, from 17.0 million pounds for the three months ended September 30, 2013 to 18.0 million pounds for the three months ended September 30, 2014. The increase in volume, which contributed $4.6 million to the increase in net sales, was primarily the result of higher demand in the building and housing and automotive end markets, partially offset by lower demand in the electronics/electrical components end market.

Adjusted EBITDA of Oster increased by $0.2 million, from $4.3 million for the three months ended September 30, 2013 to $4.5 million for the three months ended September 30, 2014. The increase was due primarily to higher volume, higher average selling prices, a decrease in other miscellaneous selling, general and administrative expenses and lower manufacturing conversion costs. Partially offsetting the increase were higher prices on purchases from Olin Brass that resulted in increased conversion costs (which are eliminated in our consolidated results), a shift in product mix and an increase in outside services.

Results of Operations

Consolidated Results of Operations for the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013.

	Nine Months Ended September 30,				Change: 2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent

Net sales	$1,321.1	100.0%	$1,345.7	100.0%	$(24.6)	(1.8%)
Cost of sales	1,188.7	90.0%	1,201.8	89.3%	(13.1)	(1.1%)

Gross profit	132.4	10.0%	143.9	10.7%	(11.5)	(8.0%)
Selling, general and administrative expenses (a)	57.5	4.4%	92.6	6.9%	(35.1)	(37.9%)

Operating income	74.9	5.7%	51.3	3.8%	23.6	46.0%
Interest expense	29.7	2.2%	29.9	2.2%	(0.2)	(0.7%)
Other expense, net	0.3	0.0%	0.4	0.0%	(0.1)	(25.0%)

Income before provision for income taxes and equity income	44.9	3.4%	21.0	1.6%	23.9	113.8%
Provision for income taxes	16.5	1.2%	17.8	1.3%	(1.3)	(7.3%)

Income before equity income	28.4	2.1%	3.2	0.2%	25.2	787.5%
Equity income, net of tax	0.8	0.1%	1.2	0.1%	(0.4)	(33.3%)

Net income	29.2	2.2%	4.4	0.3%	24.8	563.6%
Less: Net income attributable to noncontrolling interest	0.3	0.0%	0.2	0.0%	0.1	50.0%

Net income attributable to Global Brass and Copper Holdings, Inc.	$28.9	2.2%	$4.2	0.3%	$24.7	588.1%

Adjusted EBITDA	$88.7	6.7%	$96.9	7.2%	$(8.2)	(8.5%)

(a)	Amounts include non-cash profits interest compensation expense of $0 and $29.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Net sales

Net sales decreased by $24.6 million, or 1.8%, from $1,345.7 million for the nine months ended September 30, 2013 to $1,321.1 million for the nine months ended September 30, 2014. Net sales decreased by $30.1 million due to lower metal prices and by $4.2 million resulting from the net effect of the shift in product mix and increases in average selling prices in the nine months ended September 30, 2014 as compared to the same period in 2013. These decreases were partially offset by the net effect of changes in volume by segment, which increased net sales by $1.6 million, and by an increase of $8.1 million due to higher sales of unprocessed metals. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 1.0 million pounds, or 0.2%, from 401.9 million pounds for the nine months ended September 30, 2013 to 400.9 million pounds for the nine months ended September 30,

2014. The decrease in volume was primarily attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. Additionally, the decrease in volume was partially attributable to lower demand in the munitions end market due to the reduction in demand following an unprecedented peak in demand for the last several quarters, as well as operational issues which adversely impacted production at Olin Brass. The decrease in volume was partially offset by higher demand in the building and housing, transportation, automotive and coinage end markets.

The metal cost recovery component of net sales decreased by $18.5 million, or 2.0%, from $924.1 million for the nine months ended September 30, 2013 to $905.6 million for the nine months ended September 30, 2014. Lower metal prices decreased the cost recovery component of net sales by $30.1 million. The decrease was partially offset by the net effect of changes in volume by segment, which increased the metal cost recovery component of net sales by $3.5 million and an increase due to higher sales of unprocessed metal of $8.1 million in the nine months ended September 30, 2014 as compared to the same period in 2013.

Adjusted sales

Adjusted sales, which is the excess of net sales over the metal cost recovery component of net sales, decreased by $6.1 million, or 1.4%, from $421.6 million for the nine months ended September 30, 2013 to $415.5 million for the nine months ended September 30, 2014. Lower volume decreased adjusted sales by $1.9 million in the nine months ended September 30, 2014 as compared to the same period of 2013. Additionally, adjusted sales decreased by $4.2 million resulting from the net effect of the shift in product mix and increases in average selling prices. Adjusted sales per pound decreased by 1.0% in the nine months ended September 30, 2014 compared to the same period in 2013, which was the net effect of the shift in product mix and increases in average selling prices.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to Adjusted sales and net sales per pound to Adjusted sales per pound:

	Nine Months Ended September 30,		Change: 2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	400.9	401.9	(1.0)	(0.2%)

Net sales	$1,321.1	$1,345.7	$(24.6)	(1.8%)
Metal component of net sales	905.6	924.1	(18.5)	(2.0%)

Adjusted sales	$415.5	$421.6	$(6.1)	(1.4%)

$ per pound shipped
Net sales per pound	$3.30	$3.35	$(0.05)	(1.5%)
Metal component of net sales per pound	2.26	2.30	(0.04)	(1.7%)

Adjusted sales per pound	$1.04	$1.05	$(0.01)	(1.0%)

Average copper price per pound reported by COMEX (b)	$3.17	$3.36	$(0.19)	(5.7%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices from the Commodity Exchange (“COMEX”).

Gross profit

Gross profit decreased by $11.5 million, or 8.0%, from $143.9 million for the nine months ended September 30, 2013 to $132.4 million for the nine months ended September 30, 2014. Gross profit per pound shipped decreased from $0.36 for the nine months ended September 30, 2013 to $0.33 for the nine months ended September 30, 2014.

Gross profit for the nine months ended September 30, 2014 included a loss of $0.3 million related to net unrealized losses on derivative contracts and a $0.2 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory. Gross profit for the nine months ended September 30, 2013 included a loss of $1.1 million related to net unrealized losses on derivative contracts and a $0.3 million non-cash charge related to a lower of cost or market adjustment for the write down of inventory.

Depreciation expense included in gross profit increased from $5.2 million for the nine months ended September 30, 2013 to $7.1 million for the nine months ended September 30, 2014. The increase is attributable to an increase in our depreciable asset base from September 30, 2013 to September 30, 2014.

Several other factors decreased gross profit by $10.5 million in the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease was due to higher manufacturing conversion costs of $6.7 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued into the first half of 2014 which adversely impacted product flow and yield at Olin Brass. Additionally, gross profit decreased by $4.2 million resulting from the net effect of the shift in product mix and increases in average selling prices. Partially offsetting these decreases were the effect of changes in volume by segment, which increased gross profit by $0.2 million and lower shrinkage costs due to lower metal costs of $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $35.1 million, or 37.9%, from $92.6 million for the nine months ended September 30, 2013 to $57.5 million for the nine months ended September 30, 2014.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million for the nine months ended September 30, 2013. Additionally, during the nine months ended September 30, 2013, Halkos modified the Halkos Equity Plan to eliminate its right to acquire all or a portion of non-voting membership interests to select members of the Company’s management (entitled “Class B Shares”) for less than fair market value under certain conditions. The Class B Shares were profits interests in Halkos. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, in connection with the Company’s initial public offering (the “IPO”), the Company terminated its Management Services Agreement with affiliates of KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the term of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination representing all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the nine months ended September 30, 2013 were $0.3 million.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-on Public Offering costs, of $3.1 million during the nine months ended September 30, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, follow-on offering costs and costs associated with the Exchange Offer of $2.9 million during the nine months ended September 30, 2013. Additionally, for the nine months ended September 30, 2014 and 2013, we recognized $1.3 million and $1.0 million, respectively, in share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

In the nine months ended September 30, 2014, we incurred restructuring and other business transformation charges of $0.3 million related to severance charges at Olin Brass.

Depreciation expense included in selling, general and administrative expenses increased from $0.8 million for the nine months ended September 30, 2013 to $1.7 million for the nine months ended September 30, 2014. The increase is attributable to an increase in our depreciable asset base from September 30, 2013 to September 30, 2014.

Several other factors contributed $2.7 million to the decrease in selling, general and administrative expenses in the nine months ended September 30, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $2.3 million, other professional fees for accounting, tax, legal and consulting services decreased by $0.6 million not related to the above matters and other miscellaneous selling, general expenses decreased by $0.3 million, partially offset by an increase in outside services of $0.5 million.

Interest expense

Interest expense decreased from $29.9 million for the nine months ended September 30, 2013 to $29.7 million for the nine months ended September 30, 2014. The decrease was primarily due to lower average borrowings on our debt facilities of $382.4 million in 2014 as compared to $388.0 million in 2013. Interest rates remained flat at 9.3% per annum during 2014 compared to prior year.

The following table summarizes the components of interest expense:

	Nine Months Ended
	September 30,
(in millions)	2014	2013
Interest on principal	$27.0	$27.4
Amortization of debt issuance costs	2.0	1.8
Capitalized interest	(0.2)	—
Other borrowing costs (a)	0.9	0.7

Interest expense	$29.7	$29.9

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes was $16.5 million for the nine months ended September 30, 2014 compared to $17.8 million for the nine months ended September 30, 2013. The change in the provision for income taxes was primarily due to lower taxable income in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The $29.3 million of non-cash compensation charges for vested profits interest shares recorded in the nine months ended September 30, 2013 is non-deductible for tax purposes.

The following table summarizes the effective income tax rate components:

	Nine Months Ended September 30,
	2014	2013
Statutory provision rate	35.0%	35.0%

Permanent differences and other items
State tax provision	3.7%	7.9%
Section 199 manufacturing credit	(3.0%)	(6.9%)
Return to provision adjustments	(1.0%)	(1.1%)
Non-deductible non-cash compensation	—	48.7%
Other	2.0%	1.2%

Effective income tax rate	36.7%	84.8%

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. increased from $4.2 million for the nine months ended September 30, 2013 to $28.9 million for the nine months ended September 30, 2014 due to a decrease in non-cash compensation expense, management fees, other miscellaneous selling, general and administrative expenses and the provision for income taxes, partially offset by a decrease in gross profit, which are described above.

Adjusted EBITDA

Adjusted EBITDA decreased by $8.2 million, or 8.5%, from $96.9 million for the nine months ended September 30, 2013 to $88.7 million for the nine months ended September 30, 2014. The decrease was due to higher manufacturing conversion costs of $6.7 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued through the first half of 2014 which adversely impacted product flow and yield at Olin Brass, the net effect of the shift in product mix and increases in average selling prices of $4.2 million, an increase of $0.5 million in outside services and a decrease in other adjustments included in the calculation of Adjusted EBITDA of $0.4 million. Partially offsetting these decreases were the effect of changes in volume by segment, which increased gross profit by $0.2 million, lower shrinkage costs due to lower metal costs of $0.2 million, a decrease of $2.3 million in salaries, benefits and incentive compensation, a decrease of $0.6 million in other professional fees for accounting, tax, legal and consulting services and a decrease of $0.3 million in other miscellaneous selling, general and administrative expenses.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Nine Months Ended September 30,
(in millions)	2014	2013
Net income attributable to Global Brass and Copper Holdings, Inc.	$28.9	$4.2
Interest expense	29.7	29.9
Provision for income taxes	16.5	17.8
Depreciation expense	8.8	6.0
Amortization expense	0.1	0.1
Unrealized loss on derivative contracts (a)	0.3	1.1
Non-cash accretion of income of Dowa Joint Venture (b)	(0.5)	(0.5)
Non-cash Halkos profits interest compensation expense (c)	—	29.3
Management fees (d)	—	4.8
Specified legal/professional expenses (e)	3.1	2.9
Lower of cost or market adjustment to inventory (f)	0.2	0.3
Share-based compensation expense (g)	1.3	1.0
Restructuring and other business transformation charges (h)	0.3	—

Adjusted EBITDA	$88.7	$96.9

(a)	Represents unrealized gains and losses on derivative contracts in support of our balanced book approach and unrealized gains and losses associated with derivative contracts with respect to electricity and natural gas costs.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.
(d)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement, as well as a portion of the annual advisory fees paid to affiliates of KPS prior to the termination of the agreement.
(e)	Specified legal/professional expenses for the nine months ended September 30, 2014 includes $3.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs.

Specified legal/professional expenses for the nine months ended September 30, 2013 includes $2.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, follow-on offering costs, costs associated with the Exchange Offer and certain regulatory and compliance matters.

(f)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the nine months ended September 30, 2014 and 2013.
(g)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(h)	Restructuring and other business transformation charges for the nine months ended September 30, 2014 represent severance charges at Olin Brass.

Segment Results of Operations

Segment Results of Operations for the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013.

	Nine Months Ended		Change
(in millions)	September 30,		2014 vs. 2013
	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	208.6	210.5	(1.9)	(0.9%)
Chase	171.5	169.6	1.9	1.1%
Oster	52.0	51.4	0.6	1.2%
Corporate and Other (b)	(31.2)	(29.6)	(1.6)	5.4%

Total	400.9	401.9	(1.0)	(0.2%)

Net Sales
Olin Brass	$657.6	$654.5	$3.1	0.5%
Chase	470.0	488.5	(18.5)	(3.8%)
Oster	238.3	243.4	(5.1)	(2.1%)
Corporate and Other (b)	(44.8)	(40.7)	(4.1)	10.1%

Total	$1,321.1	$1,345.7	$(24.6)	(1.8%)

Adjusted EBITDA
Olin Brass	$31.1	$41.2	$(10.1)	(24.5%)
Chase	54.2	53.8	0.4	0.7%
Oster	12.6	13.2	(0.6)	(4.5%)

Total for operating segments	$97.9	$108.2	$(10.3)	(9.5%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See note 13 of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

Olin Brass net sales increased by $3.1 million, or 0.5%, from $654.5 million for the nine months ended September 30, 2013 to $657.6 million for the nine months ended September 30, 2014. The increase was due to higher sales of unprocessed metal and higher average selling prices, including increases in sales prices to Oster (which are eliminated in our consolidated results), partially offset by lower volume, a shift in product mix and lower metal prices.

The sales of unprocessed metal and higher average selling prices, partially offset by a shift in product mix and lower metal prices, contributed $7.9 million to the increase in net sales for the nine months ended September 30, 2014 as compared to the same period in 2013.

Volume decreased by 1.9 million pounds, or 0.9%, from 210.5 million pounds for the nine months ended September 30, 2013 to 208.6 million pounds for the nine months ended September 30, 2014. The decrease in volume, which partially offset the increase in net sales by $4.8 million, was primarily the result of lower demand in the electronics/electrical components end market as well as the munitions end market. Lower demand in the munitions end market resulted from the reduction in demand following an unprecedented peak in demand for the last several quarters, as well as from operational issues which adversely impacted production. The decrease in demand was partially offset by higher demand in the automotive and coinage end markets.

Adjusted EBITDA of Olin Brass decreased by $10.1 million, from $41.2 million for the nine months ended September 30, 2013 to $31.1 million for the nine months ended September 30, 2014. The decrease was due primarily to higher manufacturing conversion costs due to inclement weather in the first quarter of 2014, operational issues that continued into the first half of 2014 which adversely impacted product flow and yield at Olin Brass, a shift in product mix, lower volume and a decrease in other adjustments to Adjusted EBITDA. Partially offsetting the decrease were higher average selling prices, a decrease in salaries, benefits and incentive compensation and a decrease in other miscellaneous selling, general and administrative expenses.

Chase

Chase net sales decreased by $18.5 million, or 3.8%, from $488.5 million for the nine months ended September 30, 2013 to $470.0 million for the nine months ended September 30, 2014. The decrease was due primarily to lower metal prices, partially offset by higher volume and an increase in average selling prices.

Lower metal prices, offset by higher average selling prices, for the nine months ended September 30, 2014 contributed $23.9 million to the decrease in net sales as compared to the same period in 2013.

Volume increased by 1.9 million pounds, or 1.1%, from 169.6 million pounds for the nine months ended September 30, 2013 to 171.5 million pounds for the nine months ended September 30, 2014. The increase in volume, which partially offset the decrease in net sales by $5.4 million, was attributable to higher demand in the building and housing and transportation end markets. These increases were partially offset by lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market.

Adjusted EBITDA of Chase increased by $0.4 million, from $53.8 million for the nine months ended September 30, 2013 to $54.2 million for the nine months ended September 30, 2014. The increase was due primarily to higher volume, higher average selling prices, lower shrinkage costs due to lower metal costs and a decrease in other professional fees for accounting, tax, legal and consulting services. Partially offsetting the increase was higher manufacturing conversion costs resulting from inclement weather in the first quarter of 2014.

Oster

Oster net sales decreased by $5.1 million, or 2.1%, from $243.4 million for the nine months ended September 30, 2013 to $238.3 million for the nine months ended September 30, 2014. The decrease was due primarily to lower metal prices and a shift in product mix, partially offset by higher volume and higher average selling prices.

A shift in product mix and lower metal prices, partially offset by higher average selling prices, for the nine months ended September 30, 2014 contributed $8.4 million to the decrease in net sales as compared to the same period in 2013.

Volume increased by 0.6 million pounds, or 1.2%, from 51.4 million pounds for the nine months ended September 30, 2013 to 52.0 million pounds for the nine months ended September 30, 2014. The increase in volume, which partially offset the decrease in net sales by $3.3 million, was primarily the result of increased demand in the automotive and building and housing end markets, partially offset by lower demand in the electronics/electrical components end market.

Adjusted EBITDA of Oster decreased by $0.6 million, from $13.2 million for the nine months ended September 30, 2013 to $12.6 million for the nine months ended September 30, 2014. The decrease was due primarily to higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results), a shift in product mix and an increase in outside services. Partially offsetting the decrease was higher volume and higher average selling prices.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all of its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness. The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) do not limit the ability of subsidiaries of GBC to dividend or distribute cash to GBC to meet its obligations under those agreements or to operate its business. The credit agreement governing the ABL Facility and the Indenture do, however, limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2014, all of the net assets of the subsidiaries are restricted except for $51.9 million which are permitted for dividend distributions under the Indenture. Because these limitations apply only to dividends or distributions to a holding company and our equityholders, we do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the next twelve months, including costs that we may incur in connection with our growth strategy.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. As of September 30, 2014, we had cash of $17.4 million, compared to cash of $10.8 million at December 31, 2013 and $18.1 million at September 30, 2013. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,
(in millions)	2014	2013

Cash flows provided by operating activities	$21.4	$4.5

Cash flows used in investing activities	$(15.4)	$(13.0)

Cash flows provided by financing activities	$0.5	$12.9

Cash flows from operating activities

During the nine months ended September 30, 2014, net cash provided by operating activities was $21.4 million. This amount was attributable to net income of $29.2 million and adjustments to net income of $15.1 million, which was partially offset by an increase in assets net of liabilities of $22.9 million.

The increase in assets net of liabilities is comprised of i) a $1.7 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $22.3 million, which was partially offset by the increase in accounts payable of $20.6 million), ii) a $25.8 million increase in inventory, iii) a $1.4 million increase in prepaid expenses and other current assets, iv) a $0.2 million increase in income taxes receivable net of income taxes payable, v) a $1.6 million decrease in accrued liabilities and vi) a $1.1 million increase in other assets net of liabilities. The increase was partially offset by an $8.9 million increase in accrued interest.

The increase in inventory is primarily due to higher sales volume at Oster as well as improved order fill rate from Olin Brass to Oster.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the third quarter of 2014 as compared to the fourth quarter of 2013, partially offset by the decrease in day’s sales outstanding (“DSO”) from 42 days as of December 31, 2013 to 41 days at September 30, 2014. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the third quarter of 2014 as compared to the fourth quarter of 2013. The purchase payment cycle remained flat at 22 days at both December 31, 2013 and September 30, 2014. The purchase payment cycle is influenced by the vendor mix and the seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the nine months ended September 30, 2013, net cash provided by operating activities was $4.5 million. This amount was attributable to net income of $4.4 million and adjustments to net income of $39.7 million. Partially offset by an increase in assets net of liabilities of $39.6 million, offset by primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation related to the modification to the Halkos Equity Plan.

The increase in assets net of liabilities was comprised of i) a $10.1 million increase in accounts receivable net of accounts payable (total accounts receivable increased by $34.0 million, which was partially offset by the increase in accounts payable of $23.9 million), ii) a $34.6 million increase in inventory, iii) a $15.0 million increase in prepaid expenses and other current assets (primarily due to the deferred expense related to the sale of unprocessed metal) and iv) a $0.3 million increase in other assets net of liabilities. The increase was partially offset by i) a $10.6 million increase in accrued liabilities (primarily due to the increase in deferred revenue related to the sale of unprocessed metal) and ii) a $9.2 million increase in accrued interest and iii) a $0.6 million decrease in income taxes receivable net of income taxes payable.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the third quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in DSO from 44 days as of December 31, 2012 to 40 days at September 30, 2013. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the third quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in the purchase payment cycle from 24 days at December 31, 2012 to 21 days at September 30, 2013. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

Cash flows from investing activities

Net cash used in investing activities was $15.4 million for the nine months ended September 30, 2014, which consisted primarily of $16.2 million of capital improvements, including upgrading of our information systems, or replacement of existing capital items, partially offset by $0.8 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2013, which consisted primarily of $13.2 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2014, which consisted primarily of net borrowings under the ABL Facility of $3.0 million, the proceeds from the exercise of stock options of $0.1 million and the excess tax benefit from share-based compensation of $0.2 million, partially offset by dividends paid of $2.4 million and share repurchases to satisfy employee minimum tax withholdings of $0.4 million.

Net cash provided by financing activities was $12.9 million for the nine months ended September 30, 2013, which consisted primarily of net borrowings under the ABL Facility of $8.0 million, as well as a decrease of $4.9 million in the receivable due from stockholder as all amounts were received pertaining to reimbursable expenses incurred in connection with the Company’s IPO efforts.

Outstanding Indebtedness

Our ABL Facility, as amended, provides for borrowings of up to the lesser of $200.0 million or the borrowing base (as defined in the ABL Facility), in each case, less outstanding loans and letters of credit and matures on June 1, 2017. We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances plus an applicable spread, as defined by the agreement governing the ABL Facility. At September 30, 2014, we had $8.5 million of outstanding borrowings under our ABL Facility, $0.5 million of letters of credit and borrowing availability of $191.0 million. As of September 30, 2014, amounts outstanding under the ABL Facility bore interest at a rate of 4.25%.

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. The Senior Secured Notes mature on June 1, 2019.

The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At September 30, 2014, we were in compliance with all of the covenants under the ABL Facility and the Indenture.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in our internal control over financial reporting described below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of September 30, 2014, we concluded that the previously-disclosed matter continues to be a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company concluded that it did not maintain effective internal control over the financial statement close process for the Olin Brass reportable segment, specifically:

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

Remediation Efforts

With the oversight of senior management and our audit committee, during the third quarter of 2014, management has taken significant steps and plans to take additional measures, to remediate the underlying causes of the material weakness. We have made substantial progress toward remediating the material weakness that was identified during the June 30, 2014 accounting close. Steps taken include specific training and communication of our established financial statement close processes and procedures to Olin Brass reportable segment management and financial reporting personnel. Additionally, we have implemented formal monitoring and supervision of the execution of monthly reportable segment closing processes and procedures by finance personnel in our corporate office to ensure established closing processes at our Olin Brass reportable segment are properly executed on a timely basis during our monthly closing process and documentation of the execution and completion of the closing procedures is maintained. Further, we have hired additional finance personnel in our Olin Brass operating segment to ensure adequate staffing is in place to properly complete monthly closing processes.

Management believes that, when fully implemented and tested, the actions described above will remediate the material weakness in our internal control over financial reporting. Management is committed to ensuring that such controls operate effectively and will continue to assess the effectiveness of our remediation efforts with our future assessments of the effectiveness of internal control over financial reporting. As part of this ongoing evaluation, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above to improve our internal control over financial reporting and remediate the material weakness. Until the remediation efforts are fully implemented, the material weakness described above will continue to exist.

(b)	Changes in internal controls

As described above, there have been changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial success will continue to depend in part on our ability to make and sell our products or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, pursuant to a license agreement, we have access to and the right to use certain technologies owned by Mitsubishi Shindoh, including our lead-free Eco-Brass rod. To the extent that Mitsubishi Shindoh fails to adequately protect the technologies upon which we rely, our competitors may be able to use such technologies or develop similar technologies independently. Recently in July 2014, a complaint was filed against Mitsubishi Shindoh alleging that, among other things, certain patents owned by Mitsubishi Shindoh (including those used in our Eco-Brass technology) are invalid and unenforceable. While we do not anticipate such litigation will have a material impact on our results of operations, there can be no assurances that a favorable outcome will be achieved, and any of the foregoing events, including an adverse result in this litigation, could lead to increased competition and negatively impact our volumes and/or margins.

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

Our remediation efforts with regard to the material weakness are described in “Part I, Item 4. Controls and Procedures”. The actions that we have taken and are continuing to take are subject to ongoing senior management review, as well as audit committee oversight. We cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable New York Stock Exchange listing requirements.

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

None.

Purchases of Equity Securities

None.

Limitations Upon the Payment of Dividends

Both the ABL Facility and the Indenture governing the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2014 for further discussion of these restrictive covenants.

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

Date: November 13, 2014