Form 10-K
period 2014-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2015-03-16
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $356.7 million (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).

On February 24, 2015, there were 21,478,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this Form 10-K incorporate by reference certain information from the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2015.

i

PART I

Item 1. Business.

Our Company

Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 following the acquisition of the worldwide metals business from Olin Corporation. The majority of our operations and sales activities are focused in North America under the Olin Brass, Chase Brass and A.J. Oster brand names.

We are a leading, value-added converter, fabricator, processor and distributor of specialized copper and brass products, including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper-alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, copper cathode and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products.

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

We service nearly 1,700 customers in 29 countries across five continents. We employ approximately 1,900 people and operate 11 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico to service our North American customers.

We have an 80% ownership interest in a value-added service center in Guangzhou, China (“Olin Luotong Metals”) and the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). We participate in Dowa-Olin Metal Corporation (“Dowa Joint Venture”), a 50% owned marketing and sales joint venture with DOWA Metaltech Co. Ltd. (“Dowa Co.”) located in Hamamatsu, Japan. Through Olin Luotong Metals and the Dowa Joint Venture, together with our sales offices in China and Singapore, we supply our products in China and throughout Asia. We service our European customers through distribution arrangements in the United Kingdom and Germany.

Unlike traditional metals companies, including those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor and do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach (as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book”), we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice substantially reduces the financial impact of metal price movements on our earnings and operating margins.

Recent Transactions

On February 3, 2014 the Company completed an additional follow-on public offering (“Additional Follow-on Public Offering”) of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos Holdings, LLC, (“Halkos”), a 34.4% stockholder of the Company prior to the Additional Follow-on Public Offering sold all of the shares in the Additional Follow-on Public Offering and received all of the net proceeds from the offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any shares of our common stock.

Shipment Overview

The following charts show our pounds shipped to external customers by our three operating segments and key end markets for the year ended December 31, 2014.

(1)	Pounds shipped by end markets in the above chart reflects management’s allocation among end markets of pounds shipped by Chase Brass to distributors, job shops and forging shops. See Item 1, “Business—Chase Brass.”

Financial information for the last three years concerning our business segments and the geographic areas of our operations is incorporated herein by reference from “Note 18, Segment Information.”

Segments Overview

We have three operating segments: Olin Brass, Chase Brass and A.J. Oster.

Description	• Leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated products	• Leading manufacturer and supplier of brass rod	• Leading processor and distributor of copper and brass products
Key End Markets	• Munitions, Automotive, Coinage, Building and Housing, Electronics/ Electrical Components	• Building and Housing, Transportation, Electronics/Electrical Components and Industrial Machinery and Equipment	• Building and Housing, Automotive, Electronics/ Electrical Components

Olin Brass

Olin Brass is a leading manufacturer and converter of specialized copper and brass sheet, strip and fabricated products. The Olin Brass segment also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Key attributes of sheet and strip are conductivity, corrosion resistance, strength, malleability, cosmetic appearance and bactericidal properties. Sheet and strip is generally manufactured from copper and copper-alloy scrap.

Olin Brass manufactures its products through four sites in North America, employs 1,287 people as of December 31, 2014 and produces a wide variety of products. During the year ended December 31, 2014, it produced 51 alloys, including 16 high performance alloys (“HPAs”). Olin Brass is working to expand its market portfolio further by capitalizing on certain trends, including applications that utilize the bactericidal properties of copper and possible transition to the dollar coin in the U.S.

Olin Brass’ integrated brass mill in East Alton, Illinois is our main operating facility, which produces strip products that are either sold directly to external customers, sold to its affiliate, A.J. Oster, or shipped to Olin Brass’ downstream operations for further value-added processing. Olin Brass’ downstream operations include:

•	a stamping operation located in East Alton;

•	a rolling mill in Waterbury, Connecticut with rolling, annealing, leveling, plating and slitting capabilities for various products (“Somers Thin Strip”);

•	a manufacturing facility in Bryan, Ohio specializing in products sold in the automotive and electronics/electrical components end markets; and

•	a manufacturing facility in Cuba, Missouri that produces high frequency welded copper-alloy tube for heat transfer, utility, decorative, automotive and plumbing applications.

Olin Brass’ products are sold to original equipment manufacturers (“OEMs”), external customers, distributors/rerollers or to its affiliate, A.J. Oster. In the year ended December 31, 2014, approximately 17% of Olin Brass’ products were shipped to supply chain customers, of which management estimates that approximately 60% were directly associated with the building and housing or automotive sectors. For the year ended December 31, 2014, Olin Brass sold approximately 15% of its domestic copper-based products to A.J. Oster.

The following chart shows the primary end markets for Olin Brass’ products and the percentage of shipments for each during the year ended December 31, 2014.

(1)	Approximately 60% of supply chain customer shipments are directly associated with the building and housing and automotive end markets according to management estimates. Shipments to A.J. Oster are reflected in the supply chain end market and are eliminated in consolidation.

Munitions End Market

Olin Brass manufactures products utilized in both the military and commercial munitions markets, such as strip and cups, including for uses in shot shells, bullet jackets, centerfire, rimfire and small caliber military munitions.

Customers in this end market include major munitions producers in the U.S., as well as government facilities producing small caliber ammunition. Demand within this market is affected by the U.S. government’s security policies, as well as consumer demand for firearms and munitions. While munitions demand is predominantly domestic, occasional opportunities arise to supply U.S. alliance partners with these products.

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

Coinage End Market

Olin Brass supplies coinage strip for use in the production of dollar coins, quarters, dimes and nickels. Customers in this end market include the United States Mint, for which we are a supplier contracted through 2017. Olin Brass has been a supplier to the United States Mint for over 30 years and expects to continue to renew its contract periodically with the United States Mint for the foreseeable future.

The demand within this end market is affected by the level of activities in retail transactions.

Building and Housing End Market

Olin Brass manufactures a variety of strip, welded tube and stamped parts used in commercial and residential buildings, such as faucets, locksets, decorative door hardware and hinges, which require workability, corrosion resistance and attractive appearance. Olin Brass also manufactures strip used in products that require electrical conductivity such as plug outlets, switches, lamp shells, other wiring devices, industrial controls, circuit breakers and switchgears. These products are generally manufactured with copper and copper-alloy sheet and strip, both HPAs and standard alloys, as well as copper-alloy welded tube.

Customers in this end market are OEMs producing building and housing products. These products are supplied either directly to customers or to A.J. Oster. Olin Brass also supplies building and housing products in China through Olin Luotong Metals.

While demand within this end market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction as well as import and export dynamics.

Electronics/Electrical Components End Market

Olin Brass manufactures strip used in integrated circuit sockets for circuit boards, electrical connectors for laptop computers, consumer electronics and appliances, and foils for flexible circuit applications. The strip manufactured in this end market is high in HPA content and is sold directly to end-use customers and distributors.

Customers in this end market are primarily electronics manufacturers that operate globally. A portion of these customers is serviced through A.J. Oster, and the remainder is supplied directly by Olin Brass, with our Somers Thin Strip facility providing the foil products on a global scale.

Demand within this end market is affected by consumer spending on electronics, which may fluctuate significantly as a result of economic conditions.

International

Asia

Olin Brass’ operations in Asia primarily consist of Olin Luotong Metals; GBC Metals Asia Pacific PTE, a 100% owned subsidiary in Singapore; and the Dowa Joint Venture.

Established in 2002, Olin Luotong Metals is a service center that distributes HPAs, which are manufactured by Olin Brass in the U.S., into the Chinese market and other standard alloys, which are manufactured by Chinalco. Olin Luotong Metals performs value-added slitting and winding operations to these alloys prior to distribution. Its primary customers include major multinational manufacturers of components used in automotive, electronic and electrical applications. Almost all of Olin Luotong Metals’ sales are settled in U.S. dollars. During the year ended December 31, 2014, Olin Luotong Metals generated $38.4 million of net sales, which represented 5% of Olin Brass’ net sales (excluding sales to other Olin Brass affiliates). During the year ended December 31, 2014, 3% of Olin Brass’ product was shipped from Olin Luotong Metals.

Established in 1987, the main function of the Dowa Joint Venture is to market and sell HPAs licensed from Olin Brass and manufactured at Dowa Co.’s strip mills to key customers in Japan and southeast Asia. The primary markets served include electronic lead frames and electrical connectors. During the year ended December 31, 2014, the Dowa Joint Venture generated $72.2 million of net sales. As the Dowa Joint Venture is accounted for as a non-consolidated entity, these sales are not included in our total net sales or the net sales of Olin Brass.

GBC Metals Asia Pacific PTE markets and sells HPAs supplied primarily by Olin Brass and the Dowa Joint Venture into key electronics markets in Asia, including Singapore, Malaysia, South Korea, Taiwan and China. During the year ended December 31, 2014, GBC Metals Asia Pacific PTE generated $12.3 million of net sales, which represented 2% of Olin Brass’ net sales (excluding sales to other Olin Brass affiliates). During the year ended December 31, 2014, less than 1% of Olin Brass’ product was shipped from GBC Metals Asia Pacific PTE.

Sales volume of Olin Brass in Asia (excluding the Dowa Joint Venture), which includes pounds shipped from Olin Luotong Metals, GBC Metals Asia Pacific PTE and exports to Asia from our domestic Olin Brass locations, was 10.8 million pounds during the year ended December 31, 2014 (4% of total pounds shipped by Olin Brass) and primarily served the automotive, electronics/electrical components and building and housing end markets.

Europe

Olin Brass’ business in Europe is conducted through distribution arrangements with Aurubis U.K. in the United Kingdom and Türkis GmbH in Germany.

Sales volume of Olin Brass in the European region was 0.8 million pounds during the year ended December 31, 2014 (less than 1% of total pounds shipped by Olin Brass) and primarily served the munitions end market.

Others

Sales volume from Olin Brass’ international business in regions other than Asia and Europe, including sales shipments in Mexico and Canada, was 11.6 million pounds during the year ended December 31, 2014 (4% of total pounds shipped by Olin Brass) and primarily served the automotive and electronics/electrical components end markets.

Chase Brass

Chase Brass primarily manufactures brass rod, including round, hexagonal and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. Its customers machine or otherwise process the rod for applications used in various end markets. Brass rod is primarily used for forging and machining products, such as valves and fittings. Key attributes of brass rod include its machinability, corrosion resistance and moderate strength. Brass rod is generally manufactured from copper or copper-alloy scrap.

All of Chase Brass’ rod is manufactured at its Montpelier, Ohio facility. In January 2008, Chase Brass acquired the order book, customer list and certain other assets of the North American operations of Bolton Metals Product Company (“Bolton”). This acquisition boosted Chase Brass’ capabilities and customer base.

Chase Brass has been able to capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. We believe this legislation will continue to increase the need for low-lead and lead-free materials, including Eco Brass®.

Chase Brass’ products are sold directly to OEMs or to supply chain customers, including distributors, job shops and forging shops. During the year ended December 31, 2014, approximately 32% of Chase Brass’ products were sold to distributors, job shops and forging shops, which were allocated by management to Chase Brass’ end markets based on information gathered by management from these customers.

The following chart shows the primary end markets for Chase Brass’ products and the percentage of shipments for each during the year ended December 31, 2014. Note, during the year ended December 31, 2014, Chase Brass shipped a total of 221.3 million pounds, including 70.0 million pounds shipped to distributors, job shops and forging shops, which were allocated by management to Chase Brass’ end markets based on information gathered by management from such distributors, job shops and forging shops to calculate the pounds shipped to the various end markets presented below.

(1)	Substantially all of Chase Brass’ electronics/electrical components shipments are directly associated with the building and housing and transportation end markets.

Building and Housing End Market

Chase Brass manufactures brass rod for use in faucets, valves and fittings used in residential and commercial construction.

Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which comply with state laws in California and Vermont as well as Federal standards (patterned after legislation enacted in California and Vermont) that became effective in January 2014. This legislation defines the allowed level of lead content in products used in plumbing and drinking water applications. Chase Brass’ Green Dot rod (Eco Brass®) and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production, sale and distribution in North America. Chase Brass also manufactures other non-patented green portfolio products. Our green portfolio products accounted for approximately 15% of pounds shipped by Chase Brass during the year ended December 31, 2014. Customers in this end market include major faucet, valve and fitting manufacturers who are producing multiple products using green portfolio materials.

While demand within this end market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction, as well as import and export dynamics.

Transportation End Market

Chase Brass manufactures brass rod for uses in automobiles and heavy trucks. Specific applications include heavy truck braking systems, tire valves, temperature sensors and various truck and automotive fittings. Demand within this end market is affected by levels of transportation activity, levels of maintenance capital spending by transportation companies and the level of commercial truck fleet replacement activity, all of which are affected significantly by overall economic conditions. Customers in this end market include major OEMs in the transport industry and customers who support domestic automotive production.

Electronics/Electrical Components End Market

Chase Brass manufactures brass rod used for telecommunication applications, including products such as coaxial connectors and traps and filters for cable television, as well as larger connectors supporting the cell tower industry. Demand within this end market is affected by consumer spending along with new home construction.

Customers within these end markets include major manufacturers of specialty products for use in home and commercial construction, both of which are very dependent on overall economic conditions. Management believes that substantially all of the shipments in this market segment are directly associated with the building and housing market and transportation end markets.

Industrial Machinery and Equipment End Market

Chase Brass manufactures brass rod used in industrial valves and fittings. Demand within this end market is affected by capital spending levels, U.S. GDP growth and industrial production growth in the U.S.

Customers in this end market include various major diversified manufacturers and a variety of screw machine companies supporting OEMs.

International

Chase Brass primarily supplies products within North America. Sales volume to Canada and Mexico was 19.4 million pounds (9% of total pounds shipped by Chase Brass) during the year ended December 31, 2014.

A.J. Oster

A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip and foil, operating six strategically-located service centers in the U.S., Puerto Rico and Mexico. Key A.J. Oster competitive advantages are short lead-times with high reliability, small-quantity deliveries and a wide range of high-quality, copper-based products.

For the year ended December 31, 2014, Olin Brass provided A.J. Oster with 54% of its copper-based products. Aurubis is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 30% of A.J. Oster’s copper-based products in the year ended December 31, 2014. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

Each A.J. Oster service center reliably provides a broad range of high-quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base.

The following chart shows the primary end markets for A.J. Oster’s products and the percentage of shipments for each during the year ended December 31, 2014.

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

While demand in the building and housing end market is affected by new residential housing existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past as well as import and export dynamics.

Automotive End Market

A.J. Oster slits, traverse winds, hot tin dips, coats and distributes copper-alloy strip and aluminum foil used in automobile production. Primary customer products are electrical connectors, automotive trim and heat exchangers.

A.J Oster has excellent geographic coverage to service this market. Our A.J. Oster subsidiary in Queretaro, Mexico is well-positioned to take advantage of the growing number of second-tier automobile component suppliers that are growing in Mexico.

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

Automakers in Mexico produce approximately three million automobiles per year. Automotive sub-suppliers that consume copper-alloy strip are now locating facilities in central Mexico in order to support primary automotive manufacturing.

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

Net sales from A.J. Oster Mexico were $46.9 million during the year ended December 31, 2014 (15% of A.J. Oster net sales). During the year ended December 31, 2014, 14% of A.J. Oster’s product was shipped from Mexico.

Raw Materials and Supply

We manufacture our products from scrap metal (both internally generated and externally sourced) or virgin raw materials. During the year ended December 31, 2014, 88% of our metal came from scrap metal, and the remainder came from virgin raw materials. Olin Brass utilizes both scrap and virgin raw materials, while Chase Brass primarily uses scrap.

Virgin raw materials, including copper cathode, are purchased at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”) or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to produce HPAs and other products that require exact specifications.

Customers

Our customer base is broadly diversified, spanning various North American end markets, including building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer end markets. In the year ended December 31, 2014, we sold over 15,000 different stock keeping units (“SKUs”) to nearly 1,700 customers.

In the year ended December 31, 2014, net sales from our foreign entities were $97.6 million. We have long-term relationships with our customers, many of which are secured through short-term contracts. Our relationships with many of our significant customers have lasted more than 30 years.

Each of our three operating segments has at least 10% of their net sales concentrated in a large customer during the year ended December 31, 2014. Olin Brass generated 21% of its total net sales from one customer and 19% of its total net sales from another customer. A.J. Oster generated 13% of its total net sales from one customer. Chase Brass generated 14% of its total net sales from one customer. On a consolidated basis, we did not generate more than 10% of our total net sales from any one customer for the year ended December 31, 2014.

Competition

We compete with other companies on price, service, quality, breadth, and availability of product both domestically and internationally. We believe we have been able to compete effectively because of our high levels of service, breadth of product offering, knowledgeable and trained sales force, modern equipment, numerous locations, geographic dispersion, economies of scale, and sales volume.

The North American market for brass and copper strip and sheet and brass rod consists of a few large participants and a few smaller competitors for Olin Brass and Chase Brass. A.J. Oster’s competition consists of a number of smaller competitors. Our international competitors are based principally in Europe and Asia.

Our largest competitors in each of the markets in which we operate are the following:

•	Aurubis and PMX Industries, Inc.: manufacturers of copper and copper-alloys in the form of strip, sheet and plate (Olin Brass);

•	ThyssenKrupp Materials NA, Copper and Brass Sales Division: processor and distributor of copper, brass, stainless and aluminum products; Wieland Metals, Inc.: re-roll mill and service center for copper and copper-alloy strip (A.J. Oster);

•	Mueller Industries, Inc.: manufacturer of brass rod (Chase Brass).

We use data published by Copper Development Association Inc. (“CDA”), Copper and Brass Servicenter Association, Inc. (both independent industry associations) and management estimates to determine our market share. Using this information, for the year ending December 31, 2014:

•	Olin Brass accounted for 33% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate;

•	A.J. Oster accounted for 32% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and

•	Chase Brass accounted for 48% of North American shipments of brass rod, not including imports.

Government Regulation and Environmental Matters

Bactericidal Products

Through its membership in the CDA, Olin Brass has completed the required Federal Environmental Protection Agency (“EPA”) and applicable state registration processes that allow it to market its CuVerro™ products with certain approved bactericidal claims. Laboratory testing has shown that bactericidal copper touch surfaces made with CuVerro™ kill more than 99.9% of bacteria within two hours. We believe that Olin Brass’ copper-based CuVerro™ materials are in compliance, in all material respects, with EPA standards for products recognized by the EPA as having bactericidal properties.

In connection with these EPA registrations, the CDA is required to implement a “stewardship” plan that is designed to ensure that bactericidal copper alloys are properly used and marketed. The stewardship requirement reflects the EPA’s concern that the improper marketing of bactericidal copper alloys could lead users to mistakenly believe that the use of these products is a simple solution to fight infections. The stewardship efforts are intended to emphasize that all marketing statements are consistent with the approved EPA product label, including the need to state clearly that the alloys are intended as a supplement to, but are not a substitute for, standard cleaning and sanitization procedures. These standards also apply to marketing by our customers who use CuVerro™ in their products.

Even though the marketing of copper products as bactericidal started in 2008, the manufacturers of such products are still in the process of determining what specific bactericidal claims may be made in compliance with the EPA’s and Federal Insecticide, Fungicide and Rodenticide Act’s (“FIFRA”) requirements. Therefore, there remains some uncertainty when determining whether a particular marketing approach is consistent with the EPA registration requirements. Accordingly, it is possible that we or other manufacturers may be found to be non-compliant by the EPA for current, past or future marketing claims and activities, despite efforts to comply. The EPA can impose administrative or judicial sanctions and penalties against those violating federal regulations, including corrective disclosures, civil administrative penalties, stop sale orders, cancellations of registrations, seizures, injunctions and criminal sanctions. Any failure by us or our customers who use CuVerro™ in their products to comply with FIFRA’s requirements with respect to CuVerro™ could therefore expose us to various enforcement actions or other claims or adverse impacts to our reputation. The stewardship program required under the EPA registration is an industry-wide activity, and the actions of other CDA members could jeopardize the marketing of all bactericidal copper products registered through the CDA (including CuVerro™). If the EPA were to determine that the stewardship program is not being implemented effectively, the EPA may initiate a variety of corrective actions, which could adversely affect us and other CDA members, including cancelling all CDA registrations. If the EPA were to initiate an enforcement action that affects us or our customers, it may have a material adverse effect on our ability to market CuVerro™ as an bactericidal product.

Lead-free and Low-lead Plumbing Products

New regulations designed to reduce lead content in drinking water plumbing devices provide an opportunity for future growth. Chase Brass is a premier provider of specialized lead-free products and low-lead alloys. Federal legislation in the United States (the Reduction of Lead in Drinking Water Act, which was patterned after legislation enacted in California and Vermont) required the reduction of lead content in all drinking water plumbing devices beginning in January 2014. This legislation presents a significant growth opportunity for Chase Brass. Our Eco Brass® products meet Federal, California and Vermont standards and can be used to produce cast, machined and forged faucet parts. We currently supply major faucet, valve and fitting manufacturers who produce multiple products using machined Eco Brass® parts.

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

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. Nevertheless, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List, CERCLIS and comparable state listings. CERCLA establishes responsibility for clean-up without regard to fault for persons who have released or arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. In many cases, courts have imposed joint and severable liability on parties at CERCLA clean-up sites. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we could be notified of such claims in the future. It is also possible that we could be identified by the EPA, a state agency, or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

Since 2007, Olin Corporation has continued to perform environmental remedial actions on our properties, including the East Alton, Illinois and Waterbury, Connecticut properties, and continues to work closely with us to address matters covered by the indemnity. Because of the Olin Corporation indemnity, we have not been required to engage in any significant environmental cleanup activity on our properties and do not currently have any material reserves established to address environmental remedial requirements.

Employees

The following table shows the composition of our workforce by operating segment and Corporate as of December 31, 2014.

	Employees	% of Total
Olin Brass	1,287	68%
A.J. Oster	276	15%
Chase Brass	310	16%
Corporate	23	1%

Total	1,896	100%

As of December 31, 2014, 1,182, or approximately 62%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 4 years.

Since our acquisition of the worldwide metals business of Olin Corporation in November 2007, we have not experienced any work stoppages at any of our facilities. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike.

Research and Development

As of December 31, 2014, we employed six scientists in metallurgy and electrochemistry. We intend to continue to invest in research and development to develop new products and to expand our value-added services to meet our customers’ needs.

Our research and development expenditures for the year ended December 31, 2014 were $1.6 million (less than 1% of total net sales).

Risk Management and Insurance

The primary risks in our operations are personal injury, property damage, transportation, criminal acts, risks associated with international operations, directors’ and officers’ liability and general commercial liabilities. We are insured against general commercial liabilities, automobile accidents (including injury to employees and physical damage of goods and property and employer liabilities), directors’ and officers’ liability, crime, foreign risks, environmental liability, aircraft products liability, ocean cargo liability and flood through insurance policies provided by various insurance companies up to amounts we consider sufficient to protect against losses due to claims associated with these risks.

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

As of December 31, 2014, we owned 182 patents, of which 49 were U.S. patents. We also own various trademarks relating to our products. As of December 31, 2014, we owned 26 trademarks, of which 12 are U.S. trademarks. Most of these are owned by GBC Metals, LLC, a wholly owned subsidiary of ours. We license the marks OLIN BRASS and OLIN METALS for metal products from Olin Corporation. These licenses continue unless we breach the license agreement. We also license stylized versions of these marks from Olin Corporation and the license to the stylized version includes an annual termination option.

We license the intellectual property rights related to certain proprietary alloy systems to other major brass mills around the world, including Dowa Co. As of December 31, 2014, there were nine such licenses.

Government Contract

The United States Mint is a significant customer of Olin Brass, which has been an authorized supplier to the United States Mint since 1969 and currently has a contractual arrangement to supply nickel and brass coinage strip to multiple United States Mint facilities through 2017. The United States Mint can terminate our contract in whole or in part when it is in the best interest of the United States Mint to do so and any damages payable to us by the United States Mint for such termination would not include lost profits.

Seasonality and Backlog

There is a slight decrease in our net sales in the fourth quarter as a result of the decrease in demand due to customer shutdowns for the holidays and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first fiscal quarter.

Available Information

Our website address is http://www.gbcholdings.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as a part of, or incorporating it by reference into, this report.

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

Many of our products are used in industries that are, to varying degrees, cyclical and have historically experienced periodic downturns due to factors such as economic conditions, energy prices, the availability of credit, consumer sentiment, demand and other factors beyond our control. These economic and industry downturns have resulted in diminished product demand and excess capacity for our products. The significant deterioration in economic conditions that occurred during the second half of 2008 and continued into 2009 resulted in disruptions in a number of our end markets. Any future economic disruptions may negatively impact our end markets or the consumers served by those end markets, which would adversely affect our operating results.

Future disruptions in the commercial credit markets may impact liquidity in the global credit market, and we are not able to predict the impact any such worsening conditions would have on our customers in general, and our results of operations specifically. Businesses in one or more of the end markets that we serve, or consumers in one or more of the end markets that our customers serve, may postpone or choose not to make purchases in response to economic uncertainty, tighter credit, negative financial news, unemployment, interest rates, adverse consumer sentiment and declines in housing prices or other asset values.

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

Similarly, the automotive end market has in the past experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. Negative economic developments could reduce demand for new vehicles, causing our customers to reduce their vehicle and automotive component part production in North America.

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

As a result, cyclicality in economic conditions and in the end markets that we serve could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our growth prospects also depend, to a significant extent, on the degree by which general economic conditions and conditions in the end markets that we serve continue to improve.

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

We use our balanced book approach to substantially reduce the impact of metal price movements on operating margins from our non-toll sales, which are sales for which we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. Non-toll sales represented approximately 75% of our unit sales volume during the year ended December 31, 2014. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book”.

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

The market price of metals and related scrap used in production is subject to significant volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory and increase cost of sales. Additionally, the cost of our inventories is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2013, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with metal prices prevailing in the market at the time of the inventory depletion and the effect of this reduction of inventory decreased cost of sales by $2.0 million. During 2014, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at higher costs prevailing in prior years as compared with metal prices prevailing in the market at the time of the inventory depletion and the effect of this reduction of inventory increased cost of sales by $0.6 million. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost”.

Because our balanced book approach does not reduce the effects of fluctuations in metal prices on our working capital requirements, higher metal prices could have a negative effect on our liquidity.

Our balanced book approach does not reduce the impact of the volatility in metal prices on our working capital requirements. Metal prices impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. As a result, when metal prices are rising, even if the number of pounds of metal we process does not change, we tend to use more cash or draw more on our asset-based revolving loan facility (“ABL Facility”) to cover the cash flow delay from material replacement purchase to cash collection. Thus, when metal prices increase, our working capital may be negatively affected as we are required to draw more on our cash or available financing sources to pay for raw materials. As a result, our liquidity may be negatively affected by increasing metal prices. Metal price volatility may also require us to draw on working capital sources more quickly and unpredictably, and therefore at higher cost. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost”.

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

We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low metal prices, suppliers may elect to hold scrap waiting for higher prices. The supply of scrap metal available to us could be adversely impacted at any time due to slowdowns in industrial production or consumer consumption. If an adequate supply of scrap metal is not available to us, we would be unable to use scrap as a source of supply at desired volumes, forcing us to use a larger amount of more expensive virgin raw materials and our results of operations and financial condition would be materially and adversely affected. Furthermore, with the growth of the economy of China, the demand for certain raw materials has increased significantly while the supply of such raw materials may not have increased correspondingly. In addition, the SEC has recently issued an order amending a rule to allow shares of a physically backed copper exchange traded fund (“ETF”) to be listed and publicly traded. Such fund, and other copper ETFs like it, hold copper cathode as collateral against their shares. The acquisition of copper cathode by copper ETFs and other similar entities may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase our cost of copper and copper scrap, result in potential supply shortages, and increase price volatility for copper and copper scrap. All of the above factors may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products.

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

In 2014, the cost of energy and utilities represented approximately 7% of our non-metal cost of sales. The prices of natural gas and electricity can be particularly volatile. As a result, our natural gas and electricity costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas and electricity costs on our cost of sales. A substantial increase in energy costs could cause our operating costs to increase and our business, financial condition, results of operations and cash flows may be materially and adversely affected. Although we attempt to mitigate short-term volatility in natural gas and electricity costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.

Our substantial leverage and debt service obligations may adversely affect our financial condition and restrict our operating flexibility, including our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2014, our total indebtedness was $380.8 million. We also had an additional $199.5 million available for borrowing under the ABL Facility as of that date. Based on the amount of indebtedness outstanding and applicable interest rates at December 31, 2014, our annualized cash interest expense would be $36.1 million, which includes $0.5 million of interest expense related to our capital lease obligations. Additionally, we may potentially borrow under the ABL Facility, which is a floating-rate obligation, and thus, the related interest expense is subject to increase in the event interest rates were to rise.

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

Covenants under our debt agreements impose operating and financial restrictions. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The agreement governing the ABL Facility and the indenture governing the 9.50% Senior Secured Notes due 2019 (“Senior Secured Notes”) contain various covenants that limit or prohibit our ability, among other things, to:

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

As of December 31, 2014, we were in compliance with all of the covenants contained in our debt agreements. A violation of covenants may result in default or an event of default under our debt agreements.

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

Although the terms of the credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, which would allow us to borrow additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition and results of operations and could increase other risks harmful to our financial condition and results of operations.

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

As of December 31, 2014, we had no amounts outstanding under the ABL Facility, which bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates. If we borrow under the ABL Facility and if interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.

Our business is exposed to risks related to customer concentration. Our five largest customers were responsible for 30% of our net sales for the year ended December 31, 2014. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, adverse economic and market conditions could also harm our business by negatively affecting our customers, which could impair their ability to pay for products they have purchased from our Company. Our balance sheet reflected an allowance for doubtful accounts totaling $1.0 million at both December 31, 2014 and 2013. If adverse economic and market conditions impair the ability of our customers to pay us in the future, our allowance for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase in the future, which could materially and adversely affect our financial condition and results of operations.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and net sales could be reduced if our customers switch some or all of their business with us to other suppliers.

During the year ended December 31, 2014, a majority of our net sales were generated from customers who do not have long-term contractual arrangements with us, including several of our largest customers. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. A significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business, or cause us to reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, the U.S. Treasury department announced in December 2011 a halt in the production of Presidential $1 coins for circulation due to a lack of demand (which is primarily the result of the U.S. continuing the use of the dollar bill). Although their production will continue for the collectibles market, it is uncertain when their production for circulation will be resumed. This action has adversely impacted our business and is expected to adversely impact our business over the next several years. In addition, in December 2013, three members of the Federal Reserve Board of Governors issued a report that concluded that a transition to the $1 coin would result in higher net costs to the Federal government and to the public, which contrasts with previous reports by the Government Accountability Office that there would be a net benefit from a transition. Further actions to curtail coin production could have an adverse effect on our business, financial condition or results of operations.

Following trends in electronic commerce, the United States Mint in the future may reduce its output of coinage and thus reduce its demand for coinage strip. A reduction in demand for coinage strip could have a material adverse effect on our business, financial condition and results of operations.

Decreased demand from Alliant Techsystems (“ATK”) could have a material adverse effect on our business, financial condition and results of operations.

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

We are engaged in a highly competitive industry. Each of our segments competes with a limited number of companies. The Olin Brass segment competes with domestic and foreign manufacturers of copper and brass alloys in the form of strip, sheet and foil. The Chase Brass segment competes with domestic as well as foreign manufacturers of brass rod and beginning in 2013, encountered increased competition from foreign rod suppliers. The A.J. Oster segment primarily competes with distributors, mills and processors of copper and brass products. Furthermore, we believe that domestic sales to customers that are not made by major companies, including us, are fragmented among many smaller companies. In the future, these smaller companies may choose to combine, creating a more significant domestic competitor against our business. We may be required to explore additional initiatives in each of our segments in order to maintain our sales volume at a competitive level. Increased competition in any of the fields in which our segments operate could adversely affect our business, financial condition and results of operations.

Currently, anti-dumping orders impose import duties on copper and brass products from France, Germany, Italy and Japan which allow us and our domestic competitors to compete more fairly against French, German, Italian and Japanese producers in the U.S. copper and brass product market. On March 21, 2012, the International Trade Commission (“ITC”) Commissioners voted to continue anti-dumping orders for brass sheet and strip from Germany, Italy, France and Japan. While domestic manufacturers lobby for the continued extension of these orders, if they expire, import duties on metal products from these countries will be significantly reduced, increasing the ability of such foreign producers to compete with our products domestically. Additionally, on March 15, 2012, the United States-Korea Free Trade Agreement (“KORUS FTA”) became effective, which largely eliminates tariffs on Korean industrial products imported to the United States. The reduction in prices of Korean products resulting from the KORUS FTA has increased the ability of Korean manufacturers to compete with our products and has had a negative effect on our business. Furthermore, the termination of any anti-dumping orders or other changes to international trade regimes could adversely affect our business, financial condition and results of operations.

Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2014, we had 1,896 employees, 1,182, or approximately 62%, of whom at various sites were members of unions. See “Business—Employees” for a discussion of our collective bargaining agreements and labor unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.

Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.

We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our U.S. multi-employer pension plan expense totaled $3.7 million in 2014. Our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from the multi-employer pension plan in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.

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

For example, Olin Brass’ manufacturing facilities and A.J. Oster’s California facility are located near geologic fault zones, and therefore are subject to greater risk of earthquakes which could result in increased costs and a disruption in our operations, which could harm our operating results and financial condition significantly. Our facility in East Alton, Illinois is located in a flood zone, and all of our facilities in the Midwestern United States are subject to the risk of tornadoes and damaging winds. Should earthquakes or other catastrophes, such as fires, tornadoes, hurricanes, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could continue our operations, and any resulting stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.

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

In the aggregate, our international operations accounted for 6% of our net sales in 2014. We have operations in China through Olin Luotong Metals, in Singapore through our subsidiary GBC Metals Asia Pacific PTE, and in Japan through our Dowa Joint Venture. We also have distribution arrangements in the United Kingdom and Germany. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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

For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In the year ended December 31, 2014, the shipments by Olin Brass to the munitions end market accounted for 44% of its total shipments. The private use of firearms is subject to extensive regulation. Recent U.S. Federal legislative activities generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms and ammunition. Several states currently have laws in effect similar to that legislation. Any restriction on the use of firearms and ammunition could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions end market.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, recent proposals to lower the U.S. corporate tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. The cost of our inventories is primarily determined using LIFO. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. There have been legislative proposals to repeal the election to use the LIFO method for U.S. Federal income tax purposes. According to these proposals, taxpayers that currently use the LIFO method would be required to revalue their beginning LIFO inventory to its first-in, first-out (“FIFO”) value. As of December 31, 2014, if the FIFO method had been used instead of the LIFO method, our inventories would have been $100.9 million higher than the value reflected in our December 31, 2014 balance sheet. This increase in the carrying value of inventory would result in a one-time increase in taxable income of $46.3 million after taking into consideration total current differences in book-to-tax valuations of inventory. The repeal of the election to use the LIFO method could result in a substantial cash tax liability, which could adversely impact our liquidity and financial condition. Furthermore, a transition to the FIFO method could result in an increase in the volatility of our earnings, a greater disparity between our earnings and net sales in our financial statements, and an increase in the costs associated with our derivative transactions to mitigate metal price fluctuations.

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

We will continue to undertake productivity and cost-reduction initiatives intended to improve performance and improve operating cash flow. Although we believe that the cost savings we have realized through our efforts so far are permanent reductions, we may not be able to sustain some or all of these cost savings on an annual basis in the future, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Moreover, there can be no assurance that any new initiatives undertaken in the future will be completed or beneficial to us or that any estimated cost savings from such activities will be realized.

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

We are dependent on our senior management team to remain competitive in our industry. We have employment contracts or severance agreements with members of our senior management team, including John Wasz, Robert Micchelli, Kevin Bense, Devin Denner and William Toler. Failure to renew the employment contracts or other agreements of a significant portion of our senior management team could have a material adverse effect on our business, financial condition, results of operations and cash flows. Members of our senior management team are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. We do not maintain any life insurance policies for our benefit covering our key employees.

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

The extent to which our employee medical costs will increase in the future is difficult to assess at this time. During the year ended December 31, 2014, our costs related to employee health benefits were $18.6 million. Because the implementation of various laws regarding employee medical costs and health insurance, including the Patient Protection and Affordable Care Act of 2010 and other related regulations, is currently in progress, there is some uncertainty as to how these current and future laws and regulations will affect our employee medical and other benefit costs. In addition, the cost of health care has been rising generally over time, and such increases have been in the past and will in the future be unpredictable and at times significant. If we were to incur significant increases in employee medical costs and related items, whether due to such laws and regulations or otherwise, it could adversely impact our operating results.

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

Environmental matters for which we may be liable may arise in the future at our present sites, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Our operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. The properties we own or lease are located in areas with a history of heavy industrial use. See “Business—Government Regulation and Environmental Matters”. The CERCLA established responsibility for clean-up without regard to fault for persons who have released or arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. In many cases, courts have imposed joint and several liability on parties at CERCLA clean-up sites. Because a number of our properties are located in or near industrial or light industrial use areas, they may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

In the past, Congress has considered legislation that would regulate greenhouse gas emissions, including a cap-and-trade system, under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. The EPA has also proposed several comprehensive regulations that would require reductions in greenhouse gas emissions by several types of sources. Certain of our manufacturing plants use significant amounts of energy, including electricity and natural gas, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be regulated. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to, or the use of, natural gas, require us to purchase allowances to offset our own emissions, require operational changes or the use of new equipment or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs or capital expenditures, reduce our competitiveness or otherwise negatively affect our business, financial condition or results of operations. It is too early to predict how any potential greenhouse gas regulation may affect us.

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

We use over-the-counter, or OTC, derivatives products to manage our metal commodity, natural gas and electricity price risks. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has increased regulatory oversight of OTC derivatives markets and imposed restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Not all implementing regulations of the Dodd-Frank Act have been finalized. If final regulations subject us to heightened capital or margin requirements or otherwise increase our costs, directly or indirectly through costs passed on to us by our trading counterparties, of entering into OTC derivatives transactions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of maintaining our derivative contracts.

We have recently remediated a material weakness in our internal control over financial reporting; if we are unable to maintain the effectiveness of our internal controls, our financial results may not be accurately reported.

In connection with the preparation of our financial statements for the quarter ended June 30, 2014, we concluded there was a material weakness in our internal control over financial reporting related to deficiencies in the execution, supervision and review related to the financial statement close process of our Olin Brass reportable segment. The Exchange Act Rule 12b-2 and Rule 1-02(a)(4) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

With the oversight of senior management and our audit committee, during the third and fourth quarters of 2014, management took significant steps to remediate the underlying causes of the material weakness. Steps taken include specific training and communication of our established financial statement close processes and procedures to Olin Brass reportable segment management and financial reporting personnel. Additionally, we implemented formal monitoring and supervision of the execution of monthly reportable segment closing processes and procedures by finance personnel in our corporate office to ensure established closing processes at our Olin Brass reportable segment are properly executed on a timely basis during our monthly closing process and documentation of the execution and completion of the closing procedures is maintained. Further, we hired additional finance personnel in our Olin Brass operating segment to ensure adequate staffing is in place to properly complete monthly closing processes. Management believes that the actions described above have been fully implemented and tested and that the material weakness in our internal control over financial reporting has now been remediated.

Although we consider this material weakness to have been fully remediated, if our remediation proves ineffective, or if in the future we are unable to maintain effective internal controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We may be required to expend substantial funds and resources in order to rectify any deficiencies in our internal controls.

Further, if lenders and/or investors lose confidence in the reliability of our financial statements, it could have a material adverse effect on our ability to fund our operations.

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

Our products are covered by a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our products, including Eco Brass® technology, is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and other intellectual property rights, in addition to contractual rights, to protect the intellectual property we use in our business. However, it is possible that our intellectual property rights could be challenged, invalidated or violated. Our pending patent applications may not be granted or, if granted, the resulting patent may be challenged or invalidated by our competitors or by other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property without our authorization. In addition, monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain the steps we take to protect our intellectual property will prevent infringement or identify all unauthorized users of our intellectual property.

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

The operation of the Company’s business depends on the Company’s information technology systems, most of which have not been updated for many years. As a result, our information technology systems are more susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems or security breaches could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business. Olin Brass began the process of implementing a fully integrated enterprise resource planning (“ERP”) system to replace its current management information systems and plans to implement the system in a phased approach over the course of the next several years, and such implementation may present challenges. Such challenges include, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data and the potential instability of the new system. Furthermore, large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain of our business and financial processes also may require transformation in order to effectively leverage the ERP system’s benefits. The ERP system implementation may not result in the anticipated improvements and the cost of implementation may outweigh the benefits. There can be no assurance that the ERP system will be successfully implemented, and failure to do so could adversely affect our business, financial condition, results of operations and the effectiveness of our internal controls over financial reporting.

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

We may continue to seek opportunities for further acquisitions to supplement our operations and for expansion of our international presence, particularly in Asia, through joint ventures.

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

Our common stock began trading on the New York Stock Exchange (“NYSE”) on May 23, 2013 and as a result has a limited trading history. We cannot predict the extent to which investor interest will sustain an active trading market. The market price of our common stock will be subject to significant fluctuations in response to, among other factors, variations in our operating results and market conditions specific to our industry. If an active public market is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Our stock price may be volatile. Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate for various reasons, including:

•	our operating and financial performance and prospects;

•	the price outlook for copper and copper-alloys;

•	our quarterly or annual earnings or those of other companies in our or other industries;

•	conditions that impact demand for our products and services;

•	future announcements concerning our business or our competitors’ businesses;

•	our results of operations that vary from those of our competitors;

•	shrinkage from our processing operations;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	general market, economic and political conditions;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the number of shares to be publicly traded in the future;

•	sales of common stock by us, members of our management team or other holders;

•	adverse resolution of new or pending litigation against us;

•	business disruptions, costs and future events related to proxy contests or other shareholder activity;

•	any announcements by third parties of significant claims or proceedings against us;

•	changes in general market, economic and political conditions and their effects on global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, widespread illness and responses to such events; or

•	any material weakness in our internal control over financial reporting.

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

On November 7, 2013, we announced that our Board of Directors had approved the initiation of a quarterly dividend of $0.0375 per share of our common stock to our stockholders and the Board of Directors has declared a dividend of $0.0375 per share of common stock in every subsequent quarter to date. Any future determination to pay dividends, however, will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements including limitations in Delaware law, restrictions in our debt agreements, including those governing the ABL Facility and the Senior Secured Notes, that limit our ability to pay dividends to stockholders, our strategic opportunities and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. At this time, the agreement governing the ABL Facility and the indenture governing the Senior Secured Notes generally restrict or limit the payment of dividends to shareholders. The indenture governing the Senior Secured Notes includes a “restricted payments” basket based on Consolidated Net Income (as defined in the indenture). It increases based on 50% of Consolidated Net Income (as so defined) and decreases by 100% of Consolidated Net Loss (as so defined). The basket may be negative or insufficient to pay dividends. For the foregoing reasons, you will not be able to rely on dividends to receive a return on your investment. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our common stock, which may never occur.

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

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Global Brass and Copper Holdings, Inc. has elected in its amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, the amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, and the costs we incur for such purposes may strain our resources. We expect these rules and regulations to increase our legal and financial compliance costs, divert management’s attention to ensuring compliance and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. We have hired a number of people to assist with the enhanced requirements of being a public company but may still need to hire more people for that purpose. In addition, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, these laws and regulations could make it more difficult for us to attract and retain qualified persons to serve on the Board of Directors, its board committees or as its executive officers and may divert management’s attention. Furthermore, if Global Brass and Copper Holdings, Inc. is unable to satisfy its obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A in this annual report on Form 10-K. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our substantial indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	our ability to maintain business relationships with our customers on favorable terms;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity and energy prices and costs;

•	our ability to maintain sufficient liquidity as commodity and energy prices rise;

•	the effects of industry consolidation or competition in our business lines;

•	operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy costs;

•	operational factors affecting ongoing commercial operations of our facilities resulting from inclement weather conditions;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to continue our operations internationally and the risks applicable to international operations;

•	government regulations relating to our products and services, including new legislation relating to derivatives and the elimination of the dollar bill and EPA regulations regarding the registration and marketing of bactericidal copper products;

•	our ability to maintain effective internal control over financial reporting as we become subject to public company requirements;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

•	our ability to maintain the confidentiality of our proprietary information, to protect the validity, enforceability or scope of our intellectual property rights and manage litigation regarding our intellectual property rights;

•	litigation regarding our intellectual property rights could affect us and harm our business;

•	our limited experience managing and operating as an SEC reporting company;

•	our ability to service our substantial indebtedness;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes our major facilities as of December 31, 2014:

Entity	Operation	Location	Owned or Leased	Products
Corporate	Corporate Headquarters	Schaumburg, Illinois	Leased	N/A
Olin Brass segment(1)	Mill Products	East Alton, Illinois(2)	Owned(3)	Copper-based strip Clad copper & copper-alloy strip
	Fabricated Products	East Alton, Illinois	Owned(3)	Stamped & drawn copper-based parts
	Fineweld Tube	Cuba, Missouri	Owned	Welded copper-alloy tube
	Bryan Metals	Bryan, Ohio	Owned	Copper-based strip
Copper-based strip and foil
	Somers Thin Strip	Waterbury, Connecticut	Owned	Stainless steel light gauge strip
	Olin Luotong Metals	Guangzhou, China	Owned building; 50-year lease on land	Copper-based strip
	Olin Brass Headquarters	Louisville, Kentucky	Leased	N/A
Chase Brass segment	Manufacturing	Montpelier, Ohio(4)	Owned	Alloy-rod
	Warehouse	Los Angeles, California	Leased	Alloy-rod
A.J. Oster segment (5)	Processing and Distribution	Warwick, Rhode Island	Leased	Copper-alloy strip, aluminum foil, specialty stainless steel, specialty rod and wire
	Processing and Distribution	Alliance, Ohio	Owned
	Processing and Distribution	Carol Stream, Illinois	Owned
	Processing and Distribution	Yorba Linda, California	Leased
	Processing and Distribution	Caguas, Puerto Rico	Owned
	Processing and Distribution	Queretaro, Mexico	Owned
	A.J. Oster Headquarters	Warwick, Rhode Island	Leased	N/A

(1)	All of Olin Brass’ copper and copper-alloy sheet and strip mills are ISO 9001-2008 certified.
(2)	The East Alton, Illinois facility is TS 16949 certified.
(3)	Certain utility infrastructure at the East Alton, Illinois facility is leased by Olin Brass from Olin Corporation.
(4)	The Montpelier, Ohio facility is ISO 9001-2008 certified.
(5)	All of A.J. Oster’s processing and distribution centers are ISO 9001-2008 certified.

Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at its East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The initial five-year term of the transition services agreement expired in November 2012 and automatically renews for one-year terms thereafter, subject to termination by either party upon one year’s notice. The transition services agreement renewed automatically in November 2014, and we are currently negotiating an extension to the transition services agreement.

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

Secondary Offering

On February 3, 2014, the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Halkos sold all of the shares in the offerings and received all of the net proceeds.

Holders of Record

Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of February 24, 2015, the number of holders of record of our common stock was approximately 75.

Market Information for Common Stock

Shares of our common stock have been trading since May 23, 2013. As a result, our table below only provides data beginning with the second quarter of 2013. The high and low selling prices per share of our common stock, as well as the cash dividend declared per share of our common stock, for quarters during 2013 and 2014 were as follows:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$18.13	$17.30	$17.41	$14.73
Low	15.04	14.31	14.45	11.49
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	n/a	$14.98	$21.45	$19.74
Low	n/a	11.75	13.34	15.63
Cash dividends declared	n/a	n/a	n/a	0.0375

For certain information regarding our equity compensation plans, see Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends

Both the ABL Facility and the indenture governing the Senior Secured Notes contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this annual report for further discussion of these restrictive covenants.

Issuer Purchases of Equity Securities

None

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

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

Set forth below is selected historical consolidated financial data of our business as of the dates and for the periods indicated. The selected historical consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report.

The selected historical consolidated financial data should be read in conjunction with the information about the limitations on comparability of our financial results, including as a result of acquisitions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 1A, “Risk Factors”, and our consolidated financial statements and related notes included in Item 8 to this annual report.

(in millions, except per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net sales	$1,711.4	$1,758.5	$1,650.5	$1,779.1	$1,658.7
Cost of sales	1,546.8	1,576.2	1,467.3	1,583.5	1,496.7

Gross profit	164.6	182.3	183.2	195.6	162.0
Selling, general and administrative expenses (1)	76.9	110.8	92.7	69.4	68.9

Operating income	87.7	71.5	90.5	126.2	93.1
Interest expense	39.6	39.8	39.7	40.0	25.1
Loss on extinguishment of debt	—	—	19.6	—	—
Other expense, net	0.5	0.3	0.1	0.4	0.8

Income before provision for income taxes and equity income	47.6	31.4	31.1	85.8	67.2
Provision for income taxes	16.6	22.2	19.2	31.4	26.6

Income before equity income	31.0	9.2	11.9	54.4	40.6
Equity income, net of tax	1.1	1.5	1.0	0.9	1.5

Net income	32.1	10.7	12.9	55.3	42.1

Less: Net income attributable to noncontrolling interest	0.4	0.3	0.4	0.2	0.5

Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$10.4	$12.5	$55.1	$41.6

Per Share Data:
Cash dividends declared per common share (2)	$0.1500	$0.0375	$7.5793	$—	$2.0133

Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.50	$0.49	$0.59	$2.61	$1.97
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.49	$0.49	$0.59	$2.61	$1.97
Number of common shares used in basic per share calculations	21.2	21.1	21.1	21.1	21.1
Number of common shares used in diluted per share calculations	21.3	21.2	21.1	21.1	21.1

Balance Sheet Data:
Cash	$44.6	$10.8	$13.9	$49.5	$15.5
Total assets	576.5	548.7	502.7	548.7	537.7
Total debt (3)	380.8	380.5	389.5	303.6	306.2
Total liabilities	550.5	552.1	550.5	466.0	509.3
Total equity (deficit)	26.0	(3.4)	(47.8)	82.7	28.4

(1)	For the years ended December 31, 2013, 2012, 2011 and 2010, includes non-cash profits interest compensation expense of $29.3 million, $19.5 million, $0.9 million and $3.5 million, respectively. No non-cash profits interest compensation expense was recorded in 2014.
(2)	In 2014 and 2013, the Company declared dividends of $3.2 million and $0.8 million, respectively, to the Company’s stockholders. In 2012, the Company used a portion of the net proceeds from the issuance of senior secured notes to pay a $160.0 million distribution to Halkos, the sole stockholder of the Company prior to the Company’s initial public offering in May 2013. In 2010, the Company used a portion of the proceeds from the refinancing of its term loan facility to pay a $42.5 million distribution to Halkos.
(3)	Consists of long-term debt, capital lease obligations and current maturities of long-term debt.

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

Overview

Our Company

Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 following the acquisition of the worldwide metals business from Olin Corporation. The majority of our operations and sales activities are focused in North America under the Olin Brass, Chase Brass and A.J. Oster brand names.

We are a leading, value-added converter, fabricator, processor and distributor of specialized copper and brass products including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper-alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, copper cathode and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products.

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

Unlike traditional metals companies, including those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor and do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach (as further described below), we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice substantially reduces the financial impact of metal price movements on our earnings and operating margins.

Our Operating Segments

We operate through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.

Our Olin Brass segment is the leading manufacturer and converter of copper and copper-alloy sheet, strip, foil and tube and fabricated components in North America. While primarily processing copper and copper-alloys, the segment also rerolls and forms other metals such as stainless and carbon steel. Olin Brass’ products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components. For the year ended December 31, 2014, Olin Brass sold approximately 15% of its domestic copper-based products to A.J. Oster.

Chase Brass is a leading North American manufacturer of brass rod. The segment principally produces brass rod in sizes ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining into products such as valves and fittings. Chase Brass produces brass rod to customers in the following four end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

Our A.J. Oster segment is a leading copper-alloy processor and distributor. The segment, through its family of metal service centers, is strategically focused on satisfying its customers’ needs for brass and copper strip and other products, with a high level of service, quality and flexibility by offering customization and just-in-time delivery. Our value-added processing services include precision slitting and traverse winding to provide greater customer press up-time, hot air level tinning for superior corrosion resistance and product enhancements such as edging and cutting. Important A.J. Oster end markets include building and housing, automotive and electronics/electrical components (primarily for housing and commercial construction). For the year ended December 31, 2014, 54% of A.J. Oster’s brass and copper material requirements have been supplied by our Olin Brass segment.

All three segments generate revenue from product sales and earn a premium margin over the cost of metal as a result of our metal conversion, value-added processing, and service capabilities.

Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, costs related to other long-term incentive programs and the elimination of intercompany balances.

Formation and Acquisition of the Worldwide Metals Business of Olin Corporation

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

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) at the time of the transaction, the fair market value of the net assets acquired exceeded the purchase price in the acquisition. This resulted in a bargain purchase, and we reduced the value of all identified intangible assets and other noncurrent assets, including the acquired property, plant and equipment, to zero in the opening balance sheet as of the acquisition date. Accordingly, our fixed assets reflect only post-acquisition capital investments, and our cost of sales and selling, general and administrative expense, depending on the nature and use of the underlying asset, includes depreciation only on capital investments made after the acquisition date.

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

Issuance of the Senior Secured Notes and the Refinancing of the Term Loan Facility

On June 1, 2012, we completed a refinancing, which included the issuance of $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”). On October 7, 2013, we completed a registered “A/B exchange offer” that was required by the registration rights agreement relating to such Senior Secured Notes (the “Exchange Offer”).

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

Amendment of the ABL Facility

Concurrent with the issuance of the Senior Secured Notes and the Term Loan Refinancing on June 1, 2012, we amended the agreement governing our $150.0 million asset-based revolving loan facility (the “2010 ABL Facility”, and, as currently amended, the “ABL Facility”) to:

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

Key Factors Affecting Our Results of Operations

Metal Cost

We are a leading, value-added converter, fabricator, processor and distributor of specialized copper and brass products in North America. Our profitability is primarily driven by the value added from the manufacturing and fabrication of metal products, and not by fluctuations in the price of copper and other metals. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices, such that our operating margins are largely unaffected by metal price trends. Nevertheless, metal price fluctuations will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO (hereinafter defined) liquidations and our working capital requirements.

Shrinkage loss, which is primarily the loss of raw material that occurs in the melting and casting operations, is an inherent part of our metal casting process. While the shrinkage loss rate is very low relative to the total volume of metal casting, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.

We process and sell our products on a “toll” and “non-toll” basis. Over the last three years, approximately 75% of our unit sales volume occurred on a non-toll basis. For metal processed on a toll basis, our customers procure and own the metal in our facilities and we charge them a processing or conversion fee. For metal processed on a non-toll basis, we procure and own the metal until we sell it to the customer, whereby we charge them not only a conversion fee but also a metal replacement fee. For sales on a non-toll basis, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.

The metals component of inventories that is valued on last-in, first-out (“LIFO”) basis comprises approximately 71% and 70% of total inventory at December 31, 2014 and December 31, 2013, respectively. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons depending on the fluctuations in our inventory levels. During 2014, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers that were created in prior years when metal prices were higher than those of the current period. Thus, the LIFO inventory layer liquidation increased cost of sales by $0.6 million. During 2013 and 2012, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers that were created in prior years when metal prices were lower than those prevailing at the time of the depletion. Thus, the LIFO inventory layer liquidations decreased cost of sales by $2.0 million and $4.8 million during 2013 and 2012, respectively.

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

Balanced Book

The majority of our sales volume is from non-toll customers. To substantially reduce the financial impact of metal price volatility on earnings and operating margins on these non-toll sales, we use a balanced book approach to hedge the impact of metal price fluctuations. Using our balanced book approach, we seek to minimize the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. For any non-toll sale we seek to achieve our balanced book through one of the following three mechanisms:

•	Metal sales and replacement purchases on “price date of shipment” terms, meaning that metal sale prices and the metal replacement prices are set on the date of shipment. The customer bears the risk of metal price changes from the date of order to the date of shipment, so all fluctuations in metal costs are passed through to the customer.

•	Metal sales and replacement purchases on a “firm price basis”, meaning that metal sale prices are fixed on the order date, and a matching replacement purchase at a fixed price is established with a metal supplier. The supplier therefore bears the risk of metal price changes from the date of order to the date of shipment.

•	Metal sales on a firm price basis in circumstances where a matching firm price replacement purchase is unavailable. In this situation, we execute a forward purchase on “price date of shipment” terms and enter into a financial derivative transaction in the form of a forward purchase contract. The impact of price changes from date of order to the date of shipment on the previously required metal replacement purchase is offset by gains or losses on the derivative contract. The derivative counterparty bears the risk of metal price changes from the date of order to the date of shipment.

For the year ended December 31, 2014, approximately 68% of our non-toll unit sales volumes were conducted with price date of shipment terms. All other non-toll unit sales volumes were conducted with firm price replacement purchases or price date of shipment replacement purchases plus a derivative contract.

Metal Derivatives

As discussed above, we use derivative contracts in support of our balanced book approach. These derivative contracts are not designated as hedges for accounting purposes and are recorded at fair value in accordance with ASC 820. Thus, we include the unrealized and realized gains and losses on these derivatives within cost of sales in our consolidated statements of operations.

Industry Dynamics and Demand for Our Products

Demand for our product is driven predominantly by five end markets: 1) building and housing, 2) munitions, 3) automotive, 4) electronics / electrical components and 5) coinage.

•	Building and Housing

The health of the building and housing sector can be partially represented by new housing starts and existing home sales, which have generally increased over the past three years. According to management estimates, U.S. housing starts are expected to grow from 1.0 million in 2014 at a compound annual growth rate (“CAGR”) of 12.5% through 2017 and U.S. existing home sales are expected to grow from 4.9 million in 2014 at a CAGR of 3.3% through 2017.

In 2014, we have seen positive trends in leading market indicators related to housing, although the housing market recovery has been uneven at times due to changes in the actual or potential interest rate environment as well as other factors.

While demand within this end market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction.

•	Munitions

Olin Brass experienced a reduction in volume within this end market in 2014 following an unprecedented peak in 2013. It is our view that the nature of the reduction in munitions volumes is the result of destocking throughout the supply chain, and we anticipate this trend to continue into 2015.

•	Automotive

The automotive end market is dependent on the level of consumer spending and replacement needs. According to management estimates, North American light vehicle production is expected to grow from 17.0 million in 2014 at a CAGR of 2.1% through 2017.

Demand in the automotive end market improved in 2014 and we expect this trend to continue for the foreseeable future as automotive production is expected to increase over the course of the next three years.

•	Electronics / electrical components

Electronics / electrical components end uses include a wide range of applications, from medical to computers to aviation, and demand is largely correlated to general economic activity.

•	Coinage

Demand for coinage is directly tied to consumer transactions and, with the exception of volumes related to the $1 coin (whose production was suspended at the end of 2011), coinage demand has improved in the last three years. In addition, Olin Brass renewed a long-term contract with the U.S. Mint in 2012 to extend the supply agreement through 2017.

Industry Dynamics Affecting Growth Opportunities

Regarding demand for copper and copper-alloy sheet, strip and plate (“SSP”), while we expect 2015 to be a year of slowing demand in the munitions end market, we are encouraged by the anticipated increase in automotive build rates, as strip demand is expected to track proportionately. Further, there are a number of growth opportunities that could increase the demand for SSP products, including CuVerro™ bactericidal products. Olin Brass completed the Federal and state registration processes necessary to market its CuVerro™ materials as having bactericidal properties. It has also licensed more than 20 exclusive component manufacturers to market CuVerro™ products.

Additionally, the Currency Optimization, Innovation and National Savings Act (“COINS Act”) is intended to modernize the U.S. currency system by replacing $1 notes with $1 coins. Legislation to replace the $1 notes with $1 coins keeps receiving attention in Congress, most recently by the Unified Savings and Accountability Act (“USA Act”) which was introduced in July of 2014. Among other matters, the USA Act brings added focus and support to replace the $1 note with the $1 coin. We anticipate a significant increase in the size of the coinage market if the U.S. transitions to the $1 coin and eliminates the $1 dollar note.

Regarding demand for brass rod, we anticipate growth influenced by increasing demand from building and construction. The Federal Reduction of Lead in Drinking Water Act mandates the use of lead-free and low-lead water pathways in all drinking water plumbing devices sold after January 2014. This regulatory shift represents a significant growth opportunity for North American manufacturers of lead-free and low-lead materials made from brass rod. We anticipate this regulatory change to accelerate the already existing demand for these high-quality, lead-free and low-lead products arising from existing state regulations.

In our distribution business, we anticipate consolidation and rationalization to occur given the amount of excess processing capacity in the United States. We anticipate distributors will continue to be an important supply-channel alternative as end users work to mitigate the increased costs associated with financing their working capital needs, which are driven, in part, by high metal prices.

Finally, the North American market may be affected by certain events related to the supply of brass and copper from offshore manufacturers, who have historically comprised a small portion of the North American supply. For example, in one instance, the International Trade Commission voted in March 2012 to continue antidumping orders for brass sheet and strip from Germany, Italy, France, and Japan. In another, the KORUS FTA became effective in March 2012. The agreement increases the competitiveness of Korean manufacturers in the U.S. by reducing the import price of Korean products. While this legislation has had a slight adverse effect on the competitiveness of our products, competition from offshore suppliers could become more significant in the future. Future levels of imported rod will be influenced by factors including currency values, domestic capacity and pricing levels, as well as costs in the import supply chain.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we also report “Adjusted EBITDA” and “Adjusted sales”, which are non-GAAP financial measures as defined below.

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

You should therefore not place undue reliance on Adjusted EBITDA, Adjusted Sales, or any ratios calculated using them. Our U.S. GAAP-based measures can be found in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following: unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, non-cash gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos, share-based compensation expense, losses on the extinguishment of debt, non-cash income accretion related to Dowa-Olin Metal Corporation (the “Dowa Joint Venture”), management fees paid to affiliates of KPS, restructuring and other business transformation charges, specified legal and professional expenses, and certain other items.

We believe Adjusted EBITDA represents a meaningful presentation of the financial performance of our core operations, without the impact of the various items excluded, in order to provide period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. For example, we use Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, measures similar to Adjusted EBITDA are defined and used in the agreements governing the ABL Facility and the Senior Secured Notes to determine compliance with various financial covenants and tests.

However, our Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. In addition, it has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are that Adjusted EBITDA:

•	does not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

•	does not reflect the significant interest expense or the amounts necessary to service interest or principal payments on our debt;

•	does not reflect income tax expense and therefore the cost of complying with applicable laws;

•	is an imperfect substitute for cash flow as it eliminates depreciation and amortization expense but does not include cash expended for capital expenditures required to operate our business;

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	does not reflect limitations on our costs related to transferring earnings from our subsidiaries to us.

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

Adjusted sales

Adjusted sales is defined as net sales less the metal component of net sales. Net sales is the most directly comparable U.S. GAAP measure to adjusted sales. Adjusted sales represents the value-added premium we earn over our conversion and fabrication costs. We use adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our U.S. GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.

Results of Operations

Consolidated Results of Operations for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013.

The statement of operations data presented below for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this annual report.

	For the Year Ended December 31,				Change: 2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent
Net sales	$1,711.4	100.0%	$1,758.5	100.0%	$(47.1)	(2.7%)
Cost of sales	1,546.8	90.4%	1,576.2	89.6%	(29.4)	(1.9%)

Gross profit	164.6	9.6%	182.3	10.4%	(17.7)	(9.7%)
Selling, general and administrative expenses (a)	76.9	4.5%	110.8	6.3%	(33.9)	(30.6%)

Operating income	87.7	5.1%	71.5	4.1%	16.2	22.7%
Interest expense	39.6	2.3%	39.8	2.3%	(0.2)	(0.5%)
Other expense,net	0.5	0.0%	0.3	0.0%	0.2	66.7%

Income before provision for income taxes and equity income	47.6	2.8%	31.4	1.8%	16.2	51.6%
Provision for income taxes	16.6	1.0%	22.2	1.3%	(5.6)	(25.2%)

Income before equity income	31.0	1.8%	9.2	0.5%	21.8	237.0%
Equity income, net of tax	1.1	0.1%	1.5	0.1%	(0.4)	(26.7%)

Net income	32.1	1.9%	10.7	0.6%	21.4	200.0%
Less: Net income attributable to noncontrolling interest	0.4	0.0%	0.3	0.0%	0.1	33.3%

Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	1.9%	$10.4	0.6%	$21.3	204.8%

Adjusted EBITDA (b)	$109.7	6.4%	$118.0	6.7%	$(8.3)	(7.0%)

(a)	The 2013 amount includes $29.3 million of non-cash profits interest compensation expense. There was no such non-cash profits interest compensation expense in 2014.
(b)	See “—Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this annual report.

Net sales

Net sales decreased by $47.1 million, or 2.7%, from $1,758.5 million for the year ended December 31, 2013 to $1,711.4 million for the year ended December 31, 2014. Net sales decreased by $41.6 million due to lower metal prices, by $2.3 million due to a decrease in volume, by $1.5 million as a result of lower sales of unprocessed metal and by $1.7 million resulting from the net effect of a shift in product mix and increases in average selling prices. Metal prices reflect the replacement cost recovery from the customer, whereas the average selling prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 2.6 million pounds, or 0.5%, from 523.0 million pounds for the year ended December 31, 2013 to 520.4 million pounds for the year ended December 31, 2014. The decrease in volume was primarily attributable to lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market. Additionally, volume in the munitions end market was lower as the result of destocking throughout the supply chain and reduced demand following an unprecedented peak in demand in 2013. The decrease in volume was partially offset by higher demand in the building and housing, automotive, coinage and transportation end markets.

The metal cost recovery component of net sales decreased by $40.4 million, or 3.3%, from $1,209.2 million for the year ended December 31, 2013 to $1,168.8 million for the year ended December 31, 2014. Lower metal prices decreased the cost recovery component of net sales by $41.6 million. Additionally, lower sales of unprocessed metal decreased the metal cost recovery component of net sales by $1.5 million in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was partially offset by the net effect of changes in volume by segment, which increased the metal cost recovery component of net sales by $2.7 million in the year ended December 31, 2014 as compared to the same period in 2013.

Adjusted sales

Adjusted sales, the excess of net sales over the metal cost recovery component of net sales, decreased by $6.7 million, or 1.2%, from $549.3 million for the year ended December 31, 2013 to $542.6 million for the year ended December 31, 2014. Lower volume contributed $5.0 million to the decrease, while the net effect associated with the shift in product mix and increases in average selling prices contributed $1.7 million to the decrease. Adjusted sales per pound decreased slightly in the year ended December 31, 2014 compared to the same period in 2013, which was the net effect of the shift in product mix and increases in average selling prices.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	For the Year Ended December 31,		Change: 2014 vs. 2013
(in millions, except per pound values)	2014	2013	Amount	Percent
Pounds shipped (a)	520.4	523.0	(2.6)	(0.5%)

Net sales	$1,711.4	$1,758.5	$(47.1)	(2.7%)
Metal component of net sales	1,168.8	1,209.2	(40.4)	(3.3%)

Adjusted sales	$542.6	$549.3	$(6.7)	(1.2%)

$ per pound shipped
Net sales per pound	$3.29	$3.36	$(0.07)	(2.1%)
Metal component of net sales per pound	2.25	2.31	(0.06)	(2.6%)

Adjusted sales per pound	$1.04	$1.05	$(0.01)	(1.0%)

Average copper price per pound (b)	$3.12	$3.34	$(0.22)	(6.6%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices reported by the Commodity Exchange (“COMEX”).

Gross profit

Gross profit decreased by $17.7 million, or 9.7%, from $182.3 million for the year ended December 31, 2013 to $164.6 million for the year ended December 31, 2014. Gross profit per pound shipped decreased from $0.35 for the year ended December 31, 2013 to $0.32 for the year ended December 31, 2014.

Gross profit for the year ended December 31, 2014 included a loss of $3.0 million related to net unrealized losses on derivative contracts. Gross profit for the year ended December 31, 2013 included a gain of $0.2 million related to net unrealized gains on derivative contracts.

Gross profit in the years ended December 31, 2014 and 2013 also reflects the reduction of certain domestic metal inventory quantities and a decrement in the base LIFO layer, resulting in a LIFO loss of $0.6 million for the year ended December 31, 2014, compared to a LIFO gain of $2.0 million in the year ended December 31, 2013. We also reduced the recorded value of inventory by $0.2 million and $0.3 million in the years ended December 31, 2014 and 2013, respectively, related to a non-cash lower of cost or market adjustment, which is reflected in gross profit as a component of cost of sales.

Depreciation expense included in gross profit increased from $7.6 million for the year ended December 31, 2013 to $10.2 million for the year ended December 31, 2014. The increase is attributable to an increase in our depreciable asset base from December 31, 2013 to December 31, 2014.

In the year ended December 31, 2014, we incurred restructuring and other business transformation charges of $0.1 million related to severance charges at Olin Brass, which are reflected in gross profit as a component of cost of sales.

Several other factors decreased gross profit by $9.3 million in the year ended December 31, 2014 as compared to the same period in 2013. The decrease was due to higher manufacturing conversion costs of $8.4 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued into the first half of 2014 which adversely impacted product flow and yield at Olin Brass. Additionally, gross profit decreased by $1.7 million resulting from the net effect of the shift in product mix and increases in average selling prices and by $0.7 million due to lower volume. The decrease was partially offset by lower shrinkage costs of $0.6 million due to lower metal costs and a decrease of $0.9 million in costs associated with our continuous improvement efforts, marketing and product development, labor contract negotiations and development of our information systems.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $33.9 million, or 30.6%, from $110.8 million for the year ended December 31, 2013 to $76.9 million for the year ended December 31, 2014.

Non-cash compensation charges for vested profits interest shares included in selling, general and administrative expenses were $8.9 million for the year ended December 31, 2013 and $0 in 2014. Additionally, during the year ended December 31, 2013, Halkos modified the Halkos Holdings, LLC Executive Equity Incentive Plan (“Halkos Equity Plan”) to eliminate its right to acquire all or a portion of non-voting membership interests to select members of the Company’s management (entitled “Class B Shares”) for less than fair market value under certain conditions. The Class B Shares were profits interests in Halkos. This modification to the Halkos Equity Plan triggered the recognition of $20.4 million of incremental non-cash compensation expense during and only in the year ended December 31, 2013.

During the year ended December 31, 2013, in connection with the Company’s IPO, the Company terminated its agreement whereby the affiliates charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (“Management Services Agreement”) with affiliates of KPS Special Situations Fund II, L.P., KPS Special Situations Fund II (A), L.P., KPS Special Situations Fund III, L.P. and KPS Special Situations Fund III (A), L.P. (together, “KPS Funds”) prior to the expiration of the initial term and was required to pay an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS Funds through the end of the term of the Management Services Agreement. The Company paid affiliates of KPS Funds $4.5 million related to the Company’s early termination representing all unpaid management advisory fees and recorded the charges in selling, general and administrative expenses. The management advisory fees for the year ended December 31, 2013 were $0.3 million.

We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-on Public Offering costs, of $4.3 million during the year ended December 31, 2014. We incurred professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, the Company’s Follow-on Public Offering and costs associated with the Exchange Offer of $4.3 million during the year ended December 31, 2013. Additionally, for the year ended December 31, 2014 and 2013, we recognized $1.7 million and $1.2 million, respectively, in share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Depreciation expense included in selling, general and administrative expenses increased from $0.9 million for the year ended December 31, 2013 to $2.0 million for the year ended December 31, 2014. The increase is attributable to an increase in our depreciable asset base from December 31, 2013 to December 31, 2014.

In the year ended December 31, 2014, we incurred restructuring and other business transformation charges of $0.3 million related to severance charges at Olin Brass, which are included in selling, general and administrative expenses.

For the year ended December 31, 2013, we decreased the allowance for doubtful accounts by $0.2 million, which was due to management’s change in the estimate of the recoverability of accounts receivable. No such adjustment was necessary in 2014.

Several other factors contributed to the remaining $1.9 million decrease in selling, general and administrative expenses in the year ended December 31, 2014 as compared to the same period in 2013. Salaries, benefits and incentive compensation decreased by $1.0 million, other professional fees for accounting, tax, legal and consulting services decreased by $0.4 million not related to the above matters, other miscellaneous selling, general expenses decreased by $0.5 million and selling, general and administrative expenses associated with continuous improvement efforts, marketing and product development, labor contract negotiations and development of our information systems decreased by $0.5 million. The decrease was partially offset by an increase in outside services of $0.5 million.

Interest expense

The following table summarizes the components of interest expense:

	For the Year Ended December 31,
(in millions)	2014	2013
Interest on principal	$36.1	$36.5
Amortization of debt issuance costs	2.7	2.5
Capitalized interest	(0.2)	(0.1)
Other borrowing costs (a)	1.0	0.9

Interest expense	$39.6	$39.8

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The change in the provision for income taxes was primarily due to lower taxable income even though pre-tax income for the year ended December 31, 2013 includes $29.3 million of non-cash profits interest compensation expense because that expense is non-deductible for tax purposes. Our effective tax rate in 2014 was 34.9%, a decrease from 70.7% in 2013 due largely to this non-deductible non-cash profits interest expense.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. increased from $10.4 million for the year ended December 31, 2013 to $31.7 million for the year ended December 31, 2014 due to a decrease in non-cash compensation expense, management fees, other miscellaneous selling, general and administrative expenses and the provision for income taxes, partially offset by a decrease in gross profit, which are described above.

Adjusted EBITDA

Adjusted EBITDA decreased by $8.3 million, or 7.0%, from $118.0 million for the year ended December 31, 2013 to $109.7 million for the year ended December 31, 2014. The decrease was due to higher manufacturing conversion costs of $8.4 million, primarily due to inclement weather in the first quarter of 2014 and operational issues at Olin Brass that continued through the first half of 2014, the net effect associated with the shift in product mix and increases in average selling prices of $1.7 million, an increase of $0.5 million in outside services, a decrease in volume of $0.7 million, a decrease in other adjustments included in the calculation of Adjusted EBITDA of $0.7 million, as well as the change in accounts receivable recoverability estimate resulting in the decrease in the allowance for doubtful accounts of $0.2 million in the year ended December 31, 2013 as compared to no net change to accounts receivable recoverability estimate in the year ended December 31, 2014. Partially offsetting these decreases were a decrease of $1.0 million in salaries, benefits and incentive compensation, a decrease of $0.4 million in other professional fees for accounting, tax, legal and consulting services, lower shrinkage costs of $0.6 million due to lower metal costs, a decrease of $0.5 million in other miscellaneous selling, general and administrative expenses, as well as a decrease of $0.5 million in selling, general and administrative expenses associated with continuous improvement efforts, marketing and product development, labor negotiations and development of our information systems. Additionally, costs within gross profit associated with our continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems decreased by $0.9 million.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	For the Year Ended December 31,
(in millions)	2014	2013
Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$10.4
Interest expense	39.6	39.8
Provision for income taxes	16.6	22.2
Depreciation expense	12.2	8.5
Amortization expense	0.1	0.1
Unrealized loss (gain) on derivative contracts (a)	3.0	(0.2)
Loss (gain) from LIFO layer depletion (b)	0.6	(2.0)
Non-cash accretion of income of Dowa Joint Venture (c)	(0.7)	(0.7)
Non-cash Halkos profits interest compensation expense (d)	—	29.3
Management fees (e)	—	4.8
Specified legal/professional expenses (f)	4.3	4.3
Lower of cost or market adjustment to inventory (g)	0.2	0.3
Share-based compensation expense (h)	1.7	1.2
Restructuring and other business transformation charges (i)	0.4	—

Adjusted EBITDA	$109.7	$118.0

(a)	Represents unrealized gains and losses on derivative contracts.
(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(c)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in the Dowa Joint Venture. This adjustment represents the accretion of equity in the Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See the notes to the consolidated financial statements, which are included elsewhere in this annual report.
(d)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos LLC Agreement to eliminate Halkos’ right to acquire all or a portion of the Class B Shares. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. See the notes to the consolidated financial statements, which are included elsewhere in this annual report.
(e)	The 2013 amount includes a $4.5 million early termination fee, which is equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement.
(f)	Specified legal/professional expenses for the year ended December 31, 2014 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs.

Specified legal/professional expenses for the year ended December 31, 2013 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, Follow-on Public Offering costs, Additional Follow-on Public Offering costs and costs associated with the Exchange Offer and certain regulatory and compliance matters.

(g)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the year ended December 31, 2014 and 2013.
(h)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(i)	Restructuring and other business transformation charges for the year ended December 31, 2014 represent severance charges at Olin Brass.

Segment Results of Operations

Segment Results of Operations for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

	For the Year Ended December 31,		Change 2014 vs. 2013
(in millions)	2014	2013	Amount	Percent
Pounds shipped (1)
Olin Brass	269.1	279.4	(10.3)	(3.7%)
Chase Brass	221.3	216.0	5.3	2.5%
A.J. Oster	68.7	66.9	1.8	2.7%
Corporate and other (2)	(38.7)	(39.3)	0.6	1.5%

Total	520.4	523.0	(2.6)	(0.5%)

Net Sales
Olin Brass	$847.8	$874.1	$(26.3)	(3.0%)
Chase Brass	603.7	622.0	(18.3)	(2.9%)
A.J. Oster	313.9	316.2	(2.3)	(0.7%)
Corporate and other (2)	(54.0)	(53.8)	(0.2)	(0.4%)

Total	$1,711.4	$1,758.5	$(47.1)	(2.7%)

Adjusted EBITDA
Olin Brass	$36.9	$48.3	$(11.4)	(23.6%)
Chase Brass	69.2	67.2	2.0	3.0%
A.J. Oster	16.2	16.9	(0.7)	(4.1%)

Total for operating segments	$122.3	$132.4	$(10.1)	(7.6%)

(1)	Amounts exclude quantity of unprocessed metal sold.
(2)	Amounts represent intercompany eliminations.

See the notes to the consolidated financial statements included elsewhere in this annual report for additional information regarding our segment reporting and a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

Olin Brass net sales decreased by $26.3 million, or 3.0%, from $874.1 million for the year ended December 31, 2013 to $847.8 million for the year ended December 31, 2014. The decrease was due almost entirely to lower volume.

Volume decreased by 10.3 million pounds, or 3.7%, from 279.4 million pounds for the year ended December 31, 2013 to 269.1 million pounds for the year ended December 31, 2014. The decrease in volume was primarily the result of lower demand in the munitions end market as well as the electronics/electrical components end market. Lower demand in the munitions end market was attributable to destocking throughout the supply chain, as well as due to the reduced demand following an unprecedented peak in demand in 2013. The decrease in demand was partially offset by higher demand in the automotive and coinage end markets.

Adjusted EBITDA of Olin Brass decreased by $11.4 million, from $48.3 million for the year ended December 31, 2013 to $36.9 million for the year ended December 31, 2014. The decrease was due primarily to higher manufacturing conversion costs due to inclement weather in the first quarter of 2014, operational issues that continued into the first half of 2014 which adversely impacted product flow and yield at Olin Brass, lower volume and a shift in product mix, and a decrease in other adjustments to Adjusted EBITDA. Partially offsetting the decrease were higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results), a decrease in salaries, benefits and incentive compensation, a decrease in other professional fees for accounting, tax, legal and consulting services and a decrease in other miscellaneous selling, general and administrative expenses.

Chase Brass

Chase Brass net sales decreased by $18.3 million, or 2.9%, from $622.0 million for the year ended December 31, 2013 to $603.7 million for the year ended December 31, 2014. The decrease was due primarily to lower metal prices of $33.8 million, which was partially offset by increased volume.

The increase in volume was attributable to higher demand in the building and housing and transportation end markets. These increases were partially offset by lower demand in the electronics/electrical components end market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this end market.

Adjusted EBITDA of Chase Brass increased by $2.0 million, from $67.2 million for the year ended December 31, 2013 to $69.2 million for the year ended December 31, 2014 due to the aforementioned increase in volume.

A.J. Oster

A. J. Oster net sales decreased by $2.3 million, or 0.7%, from $316.2 million for the year ended December 31, 2013 to $313.9 million for the year ended December 31, 2014. The decrease was due primarily to lower metal prices of $11.0 million, partially offset by increased volume.

Volume increased by 1.8 million pounds, or 2.7%, from 66.9 million pounds for the year ended December 31, 2013 to 68.7 million pounds for the year ended December 31, 2014. The increase in volume was primarily the result of increased demand in the automotive and building and housing end markets partially offset by lower demand in the electronics/electrical components end market.

Adjusted EBITDA of A.J. Oster decreased by $0.7 million, from $16.9 million for the year ended December 31, 2013 to $16.2 million for the year ended December 31, 2014. The decrease was due primarily to increased salaries, benefits and incentive compensation, higher prices on purchases from Olin Brass, which resulted in higher conversion costs (which are eliminated in our consolidated results) and an increase in professional and outside services, partially offset by increased volume and a variety of other individually insignificant items.

Consolidated Results of Operations for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012.

The statement of operations data presented below for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this annual report.

	For the Year Ended December 31,				Change: 2013 vs. 2012
(in millions)	2013	% of Net Sales	2012	% of Net Sales	Amount	Percent
Net sales	$1,758.5	100.0%	$1,650.5	100.0%	$108.0	6.5%
Cost of sales	1,576.2	89.6%	1,467.3	88.9%	108.9	7.4%

Gross profit	182.3	10.4%	183.2	11.1%	(0.9)	(0.5%)
Selling, general and administrative expenses (a)	110.8	6.3%	92.7	5.6%	18.1	19.5%

Operating income	71.5	4.1%	90.5	5.5%	(19.0)	(21.0%)
Interest expense	39.8	2.3%	39.7	2.4%	0.1	0.3%
Loss on extinguishment of debt	—	0.0%	19.6	1.2%	(19.6)	N/A
Other expense,net	0.3	0.0%	0.1	0.0%	0.2	200.0%

Income before provision for income taxes and equity income	31.4	1.8%	31.1	1.9%	0.3	1.0%
Provision for income taxes	22.2	1.3%	19.2	1.2%	3.0	15.6%

Income before equity income	9.2	0.5%	11.9	0.7%	(2.7)	(22.7%)
Equity income, net of tax	1.5	0.1%	1.0	0.1%	0.5	50.0%

Net income	10.7	0.6%	12.9	0.8%	(2.2)	(17.1%)
Less: Net income attributable to noncontrolling interest	0.3	0.0%	0.4	0.0%	(0.1)	(25.0%)

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	0.6%	$12.5	0.8%	$(2.1)	(16.8%)

Adjusted EBITDA	$118.0	6.7%	$115.4	7.0%	$2.6	2.3%

(a)	Amounts include non-cash profits interest compensation expense of $29.3 million and $19.5 million for the years ended December 31, 2013 and 2012, respectively.
(b)	See “—Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this annual report.

Net sales

Net sales increased by $108.0 million, or 6.5%, from $1,650.5 million for the year ended December 31, 2012 to $1,758.5 million for the year ended December 31, 2013. Net sales increased by $38.4 million due to an increase in volume, by $105.8 million as a result of the sales of unprocessed metal and by $2.5 million as a result of higher average selling prices in the year ended December 31, 2013. These increases were partially offset by lower metal prices, which decreased net sales by $38.7 million. Metal prices reflect the replacement cost recovery from the customer, whereas the average selling prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

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

Higher volume increased the metal cost recovery component of net sales by $16.5 million in the year ended December 31, 2013 as compared to the same period in 2012. Additionally, sales of unprocessed metal increased the metal cost recovery component of net sales by $105.8 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012. Partially offsetting the increase in the metal cost recovery component of net sales was the change in customer mix and lower metal prices, which decreased the metal cost recovery component of net sales by $38.7 million. The metal cost recovery component of net sales per pound of finished product shipped increased by 3.1%, due primarily to the inclusion of the sales of unprocessed metal, the quantity of which is not included in pounds shipped. The metal cost recovery component of net sales per pound of finished product sold excluding the sales of unprocessed metal (the quantity of which is not included in pounds shipped) decreased by 5.7%, primarily as a result of a 7.5% decrease in the average daily copper prices.

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

	For the Year Ended December 31,		Change: 2013 vs. 2012
(in millions, except per pound values)	2013	2012	Amount	Percent
Pounds shipped (a)	523.0	503.2	19.8	3.9%

Net sales	$1,758.5	$1,650.5	$108.0	6.5%
Metal component of net sales	1,209.2	1,125.6	83.6	7.4%

Adjusted sales	$549.3	$524.9	$24.4	4.6%

$ per pound shipped
Net sales per pound	$3.36	$3.28	$0.08	2.4%
Metal component of net sales per pound	2.31	2.24	0.07	3.1%

Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%

Average copper price per pound (b)	$3.34	$3.61	$(0.27)	(7.5%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices reported by the Commodity Exchange (“COMEX”).

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

Depreciation expense included in gross profit increased from $5.9 million for the year ended December 31, 2012 to $7.6 million for the year ended December 31, 2013. The increase is attributable to an increase in our depreciable asset base from December 31, 2012 to December 31, 2013.

Several other offsetting factors increased gross profit by $5.0 million in the year ended December 31, 2013 as compared to the same period in 2012. Higher volume, higher average selling prices and lower shrinkage costs due to lower metal costs and higher yields contributed $4.8 million, $2.5 million and $2.1 million, respectively, to the increase in gross profit. These factors were partially offset by higher manufacturing conversion costs of $3.0 million and an estimated $1.4 million of costs associated with our continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems.

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

Depreciation expense included in selling, general and administrative expenses remained flat at $0.9 million for each of the years ended December 31, 2013 and 2012.

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

The following table summarizes the components of interest expense:

	For the Year Ended December 31,
(in millions)	2013	2012
Interest on principal	$36.5	$34.0
Interest rate cap agreements	—	0.2
Amortization of debt discount and issuance costs	2.5	4.6
Capitalized interest	(0.1)	—
Other borrowing costs (a)	0.9	0.9

Interest expense	$39.8	$39.7

(a)	Includes fees related to letters of credit and unused line of credit fees.

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

Provision for income taxes

The provision for income taxes was $22.2 million for the year ended December 31, 2013 compared to $19.2 million for the year ended December 31, 2012. The change in the provision for income taxes was primarily due to the increase in non-deductible non-cash compensation of $9.8 million for the year ended December 31, 2013, as compared to the same period in 2012. The effective income tax rate was 70.7% and 61.7% for the years ended December 31, 2013 and 2012, respectively, which was primarily due to the aforementioned non-deductible non-cash compensation of $29.3 million and $19.5 million in the years ended December 31, 2013 and 2012, respectively.

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

Adjusted EBITDA

Adjusted EBITDA increased by $2.6 million, or 2.3%, from $115.4 million for the year ended December 31, 2012 to $118.0 million for the year ended December 31, 2013. The increase was due to higher volume of $4.8 million, higher average selling prices of $2.5 million, lower shrinkage cost due to lower metal costs and higher yields of $2.1 million and a decrease of $0.9 million in other professional fees for accounting, tax, legal and consulting services. Partially offsetting the increase were higher manufacturing conversion costs of $3.0 million, an estimated $1.4 million of costs associated with our continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems, an increase in salaries, benefits and incentive compensation of $0.8 million, an increase in outside services of $0.4 million, and an increase in other selling, general and administrative expenses of $1.4 million associated with continuous improvement efforts and marketing and product development, labor contract negotiations and development of our information systems, a net decrease in other adjustments included in the calculation of Adjusted EBITDA of $0.1 million, as well as the change in accounts receivable recoverability estimate resulting in the decrease in the allowance for doubtful accounts of $0.2 million in the year ended December 31, 2013 (compared to a decrease of $0.8 million for the year ended December 31, 2012).

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	For the Year Ended December 31,
(in millions)	2013	2012
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$12.5
Interest expense	39.8	39.7
Provision for income taxes	22.2	19.2
Depreciation expense	8.5	6.8
Amortization expense	0.1	0.1
Unrealized gain on derivative contracts (a)	(0.2)	(1.6)
Gain from LIFO layer depletion (b)	(2.0)	(4.8)
Loss on extinguishment of debt (c)	—	19.6
Non-cash accretion of income of Dowa Joint Venture (d)	(0.7)	(0.7)
Non-cash Halkos profits interest compensation expense (e)	29.3	19.5
Management fees (f)	4.8	1.0
Specified legal/professional expenses (g)	4.3	3.3
Lower of cost or market adjustment to inventory (h)	0.3	0.3
Share-based compensation expense (i)	1.2	—
Other adjustments (j)	—	0.5

Adjusted EBITDA	$118.0	$115.4

(a)	Represents unrealized gains and losses on derivative contracts.
(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.
(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of our Term Loan Facility.

(d)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in the Dowa Joint Venture. This adjustment represents the accretion of equity in the Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See the notes to the consolidated financial statements, which are included elsewhere in this annual report.
(e)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos LLC Agreement to eliminate Halkos’ right to acquire all or a portion of the Class B Shares. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.

The 2012 amount represents the dividend payment made by Halkos to certain members of our management that resulted in a non-cash compensation charge in connection with the Parent Distribution that occurred on June 1, 2012. See the notes to the consolidated financial statements, which are included elsewhere in this annual report.

(f)	The 2013 amount includes a $4.5 million early termination fee, which is equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement. The 2012 amount represents the annual advisory fees payable to affiliates of KPS. See the notes to the consolidated financial statements, which are included elsewhere in this annual report.
(g)	Specified legal/professional expenses for the year ended December 31, 2013 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, Follow-on Public Offering costs, Additional Follow-on Public Offering costs, costs associated with the Exchange Offer and certain regulatory and compliance matters.

Specified legal/professional expenses for the year ended December 31, 2012 includes $3.3 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.

(h)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the year ended December 31, 2013 and 2012.
(i)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(j)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on our Term Loan Facility in April 2012.

Segment Results of Operations

Segment Results of Operations for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012

	For the Year Ended December 31,		Change 2013 vs. 2012
(in millions)	2013	2012	Amount	Percent
Pounds shipped (1)
Olin Brass	279.4	266.2	13.2	5.0%
Chase Brass	216.0	216.9	(0.9)	(0.4%)
A.J. Oster	66.9	67.2	(0.3)	(0.4%)
Corporate and other (2)	(39.3)	(47.1)	7.8	16.6%

Total	523.0	503.2	19.8	3.9%

Net Sales
Olin Brass	$874.1	$722.9	$151.2	20.9%
Chase Brass	622.0	648.0	(26.0)	(4.0%)
A.J. Oster	316.2	326.4	(10.2)	(3.1%)
Corporate and other (2)	(53.8)	(46.8)	(7.0)	(15.0%)

Total	$1,758.5	$1,650.5	$108.0	6.5%

Adjusted EBITDA
Olin Brass	$48.3	$45.1	$3.2	7.1%
Chase Brass	67.2	66.6	0.6	0.9%
A.J. Oster	16.9	19.5	(2.6)	(13.3%)

Total for operating segments	$132.4	$131.2	$1.2	0.9%

(1)	Amounts exclude quantity of unprocessed metal sold.
(2)	Amounts represent intercompany eliminations.

See the notes to the consolidated financial statements included elsewhere in this annual report for additional information regarding our segment reporting and a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

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

Adjusted EBITDA of Olin Brass increased by $3.2 million, from $45.1 million for the year ended December 31, 2012 to $48.3 million for the year ended December 31, 2013. The increase was due primarily to higher volume, lower shrinkage costs due to lower metal costs and higher yields and higher average selling prices, including increases in sales prices to A.J. Oster (which are eliminated in our consolidated results) and partially offset by a shift in product mix. Other factors partially offsetting the increase were higher manufacturing conversion costs due to product mix and operational issues which adversely impacted product flow and yield at Olin Brass, additional expenses associated with our continuous improvement efforts and development of our information systems, an increase in outside services, an increase in salaries, benefits and incentive compensation, an increase in other selling, general and administrative expenses incurred in support of our marketing and product development, labor contract negotiations and development of our information systems and a net decrease in other adjustments included in the calculation of Adjusted EBITDA.

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

The ABL Facility and the Senior Secured Notes limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the Senior Secured Notes, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its Consolidated Net Income (as defined in the indenture governing the Senior Secured Notes) from April 1, 2012 to the end of GBC’s most recently ended quarter. As of December 31, 2014, all of the net assets of the subsidiaries are restricted except for $54.0 million, which are permitted dividend distributions under the indenture governing the Senior Secured Notes.

We do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the foreseeable future, including costs that we may incur in connection with our growth strategy.

At December 31, 2014, we did not have any outstanding borrowings under our ABL Facility. We had borrowing availability of $199.5 million after giving effect to $0.5 million of letters of credit outstanding. The letters of credit primarily represent collateral against certain workers compensation liabilities assumed from Olin Corporation.

Our borrowing base under our current ABL Facility fluctuates with changes in eligible collateral, less outstanding borrowings and letters of credit. As of December 31, 2014, the value of our eligible collateral against which we can borrow exceeded our maximum committed amounts of $200.0 million. Consequently, increases in eligible collateral due to increases in volume, metal prices or inventory balances will not increase the borrowing base but may increase our borrowing requirements. Conversely, decreases in volume, metal prices or inventory balances will not have an immediate impact on the borrowing base due to the excess of eligible collateral over the maximum borrowing base, but may decrease our borrowing requirements. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we are required to make a mandatory prepayment for the amount of the excess borrowings. At any time after the occurrence and during the continuance of a Trigger Event (as defined in the agreement governing the ABL Facility), subject to certain thresholds, reinvestment rights and other exceptions, proceeds received from asset sales, equity issuances or other specified events will be required to be applied (as mandatory prepayments) in whole or in part towards the extinguishment of outstanding amounts due under the ABL Facility.

We are a value-added converter, fabricator, processor and distributor and not a commodity metal producer. We employ our balanced book approach in order to substantially reduce the financial impact of fluctuations in metal costs on our earnings and operating margins. While changes in metal prices do not have a substantial impact on our earnings or margins, except for increased costs attributable to shrinkage loss that occur as a result of increased metal prices and the potential effect higher metal prices may have on our customers’ demand for our products, changes in metal prices do affect our liquidity because of the difference between our payment terms for metal purchases and our credit terms with our customers. As a result, when metal prices are rising, we tend to use more cash or draw more on the ABL Facility to cover the cash flow delay between cash collection from our customers and metal replacement purchases. When metal prices fall, we replace our metal at a lower cost than the metal content of cash collections and generally increase our cash balances or reduce our use of the ABL Facility. Because the financial instruments that we use to effectuate the balanced-book approach are designed to hedge against the replacement cost of metal used in our operations, those financial instruments do not have a material impact on our liquidity. We believe that our cash flow from operations, supplemented with cash available under the ABL Facility, will provide sufficient liquidity to meet our needs in the current metal price environment.

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

We manage our levels of inventory in order to be able to satisfy customers’ needs in a timely fashion, while limiting our working capital investments, to the extent possible. Generally, we use cash on hand or borrowings under the ABL Facility to acquire inventory.

We acquired a substantial amount of property, plant and equipment when we acquired the worldwide metals business of Olin Corporation and therefore have operating capacity available to support growth in our base business. As such, capital improvements and replacement costs account for the majority of our capital expenditures, which we expect to be in line with our historical spend over the foreseeable future.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs through cash flow from operations and additional borrowing under the ABL Facility. We believe that cash flow from operations, supplemented by cash available under the ABL Facility will be sufficient to enable us to meet our capital investment, debt service and operational obligations as they continue for the foreseeable future.

Cash Flows

The following table presents the summary components of net cash provided by or used in operating, investing and financing activities for the periods indicated. As of December 31, 2014 we had cash of $44.6 million, compared to $10.8 million at December 31, 2013. The accompanying discussion should be read in conjunction with our consolidated statements of cash flows in our audited consolidated financial statements included elsewhere in this annual report.

Cash Flow Analysis	For the Year Ended December 31,
(in millions)	2014	2013	2012
Cash flows provided by operating activities	$64.5	$28.0	$80.1
Cash flows used in investing activities	$(22.3)	$(26.0)	$(18.6)
Cash flows used in financing activities	$(9.0)	$(4.9)	$(96.8)

Our consolidated statements of cash flows for years ended December 31, 2013 and 2012 reflect revisions discussed in the notes to consolidated financial statements included elsewhere in this annual report.

Cash flows from operating activities

During the year ended December 31, 2014, net cash provided by operating activities was $64.5 million. This amount was primarily attributable to net income of $32.1 million, adjustments to net income of $25.4 million and a decrease in assets net of liabilities of $7.0 million.

The cash effect of the decrease in assets net of liabilities is comprised of (i) a decrease in accounts receivable net of accounts payable, (ii) a decrease in inventory and (iii) an increase in accrued liabilities. The decrease in assets net of liabilities was partially offset by (i) an increase in prepaid expenses and other current assets, (ii) an increase in income taxes receivable net of income taxes payable, (iii) an increase in other assets net of liabilities and (iv) a decrease in accrued interest. The overall decrease in assets net of liabilities was due to improved management of working capital.

The decrease in accounts receivable was mainly due to a decrease in trade receivables as a result of the decrease in day’s sales outstanding (“DSO”) from 42 days as of December 31, 2013 to 36 days at December 31, 2014. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The decrease in accounts payable was mainly due to the decrease in the purchase payment cycle from 23 days at December 31, 2013 to 21 days at December 31, 2014. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the year ended December 31, 2013, net cash provided by operating activities was $28.0 million. This amount was primarily attributable to net income of $10.7 million, adjustments to net income of $42.6 million, partially offset by an increase in assets net of liabilities of $25.3 million. The $42.6 million in adjustments was primarily due to the non-cash profits interest compensation expense of $8.9 million and $20.4 million of incremental non-cash compensation expense related to the modification to the Halkos LLC Agreement.

The cash effect of the increase in assets net of liabilities was comprised of (i) an increase in accounts receivable net of accounts payable, (ii) an increase in inventory, (iii) an increase in prepaid expenses and other current assets, primarily due to the deferred expense related to the sales of unprocessed metal to toll customers, (iv) an increase in other assets net of liabilities and (v) an increase in income taxes receivable net of income taxes payable. The increase was partially offset by an increase in accrued liabilities, which was primarily due to the increase in deferred revenue related to the sales of unprocessed metal to toll customers.

The increase in inventory is primarily due to a shift in the product mix at Olin Brass to items requiring more processing steps and operational issues affecting product flow and yield within the brass mill and downstream cupping operation.

The increase in accounts receivable was due to an increase in trade receivables as a result of higher sales during the fourth quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in DSO from 44 days as of December 31, 2012 to 42 days at December 31, 2013. The change in DSO was due primarily to customer mix and to seasonal and intra-month fluctuations in the timing of shipments and collections. The increase in accounts payable was due to higher volume in the fourth quarter of 2013 as compared to the fourth quarter of 2012, partially offset by the decrease in the purchase payment cycle from 24 days at December 31, 2012 to 23 days at December 31, 2013. The decrease in the purchase payment cycle was due primarily to vendor mix and to seasonal and intra-month fluctuations in the timing of material receipts and payments.

During the year ended December 31, 2012, net cash provided by operating activities was $80.1 million. This amount was primarily attributable to net income of $12.9 million, adjustments to net income of $47.5 million, and a decrease in assets net of liabilities of $19.7 million. The $47.5 million in adjustments included the loss on extinguishment of debt in connection with the Term Loan Refinancing of $19.6 million and non-cash profits interest compensation expense of $19.5 million.

The cash effect of the decrease in assets net of liabilities was comprised of (i) a reduction in inventory due primarily to commercial and manufacturing process improvements, (ii) a decrease of prepaid expenses and other current assets, (iii) a decrease in income taxes receivable net of income taxes payable, (iv) a decrease in accounts receivable net of accounts payable and (v) an increase in accrued liabilities. The decrease was partially offset by (i) an increase in other assets net of liabilities and (ii) a decrease in accrued interest.

The increase in accounts receivable was due primarily to an increase in trade receivables as a result of higher volume in the fourth quarter of 2012 as compared to the fourth quarter of 2011, as well as due to a slight increase in the DSO from 43 days at December 31, 2011 to 44 days at December 31, 2012. The increase in accounts payable was due to higher volume in the fourth quarter of 2012 as compared to the fourth quarter of 2011, as well as due to a slight increase in the purchase payment cycle from 23 days at December 31, 2011 to 24 days at December 31, 2012.

Cash flows from investing activities

Net cash used in investing activities was $22.3 million for the year ended December 31, 2014, which consisted primarily of $23.4 million of capital improvements or replacement of existing capital items, including upgrading of our information systems, or replacement of existing capital items, partially offset by $1.1 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $26.0 million for the year ended December 31, 2013, which consisted primarily of $26.2 million of capital improvements or replacement of existing capital items, partially offset by $0.2 million of proceeds from the sale of property, plant and equipment.

Net cash used in investing activities was $18.6 million for the year ended December 31, 2012, which consisted primarily of capital improvements or replacement of existing capital items.

Cash flows from financing activities

Net cash used in financing activities was $9.0 million for the year ended December 31, 2014, which consisted primarily of net repayments under the ABL Facility of $5.5 million, principal payments under our capital lease obligation of $0.2 million, dividends paid of $3.2 million and share repurchases to satisfy employee minimum tax withholdings of $0.4 million, offset by the proceeds from the exercise of stock options of $0.1 million and the excess tax benefit from share-based compensation of $0.2 million.

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

Covenant Compliance

We are subject to various affirmative and negative covenants as covered by our ABL Facility and Senior Secured Notes, especially those regarding fixed charge coverage rations and minimum excess availability. As of December 31, 2014, we were in compliance with all covenants and ratios.

Outstanding Indebtedness

The ABL Facility

Our borrowing base is equal to a percentage of receivables and inventories less reserves. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings. As of December 31, 2014, we had $199.5 million available for borrowing under the ABL Facility.

We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances, as defined by the agreement governing the ABL Facility. The unused portion under the ABL Facility determines the applicable spread added to the LIBOR rate. Outstanding borrowings under the ABL Facility bear interest at a rate equal to either (i) for prime rate loans, a prime rate plus a spread between 1.0% and 1.5%, depending on excess availability levels or (ii) for LIBOR rate loans, LIBOR plus a spread of 2.0% to 2.5% depending on excess availability levels. As of December 31, 2014 and 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of December 31, 2014, we were in compliance with all such covenants.

Senior Secured Notes

On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes due 2019. A portion of the net proceeds of the Senior Secured Notes was used in the Term Loan Refinancing while $160.0 million was used to make the Parent Distribution to Halkos. The Senior Secured Notes are guaranteed by Holdings, and substantially all of GBC’s existing and future 100%-owned U.S. subsidiaries and by any future Restricted Subsidiaries (as defined in the indenture governing the Senior Secured Notes) who guarantee or incur certain types of permitted debt under the indenture governing the Senior Secured Notes. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure the ABL Facility on a senior-priority basis).

The indenture governing the Senior Secured Notes contains certain covenants, obligations and restrictions that are customary in these types of indebtedness. We are in compliance with all covenants relating to the Senior Secured Notes as of December 31, 2014.

The Senior Secured Notes mature on June 1, 2019 and accrue interest at the rate of 9.50% per annum. Interest is paid semiannually in arrears on June 1 and December 1, commencing on December 1, 2012.

Pursuant to a registration rights agreement, on October 7, 2013, GBC completed the Exchange Offer to issue registered notes (with substantially the same terms as the Senior Secured Notes) in exchange for the Senior Secured Notes that GBC issued in a private offering on June 1, 2012.

Contractual Obligations

The following table illustrates our contractual commitments as of December 31, 2014:

Contractual commitments
(in millions)	2015	2016	2017	2018	2019	Beyond	Total
Senior Secured Notes—Principal	$—	$—	$—	$—	$375.0	$—	$375.0
Senior Secured Notes—Interest	35.6	35.6	35.6	35.6	14.8	—	157.2
Capital Lease Obligation—Principal	1.0	1.1	1.3	1.4	1.0	—	5.8
Capital Lease Obligation—Interest	0.4	0.4	0.2	0.2	—	—	1.2
Purchase Obligations	246.9	3.4	3.2	2.7	0.7	—	256.9
IAM National Pension Fund	3.8	4.0	3.5	—	—	—	11.3
Leases	2.4	1.9	1.4	1.0	0.4	—	7.1

Total	$290.1	$46.4	$45.2	$40.9	$391.9	$—	$814.5

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or London Metal Exchange (“LME”) prices at the time of delivery, market metal prices as of December 31, 2014, as well as natural gas and electricity prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.

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

At December 31, 2014, we had a liability for uncertain tax positions, including interest and penalties, of $25.3 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Our accounting policies are more fully described in note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this annual report. There have been no significant changes to our critical accounting policies or estimates for the year ended December 31, 2014.

Revenue Recognition

We recognize revenue when title and risk of loss are transferred to customers, which is generally the date the product is shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Rebates and returns are estimated based upon our historical experience, combined with a review of current developments. The allowance for doubtful accounts is estimated based upon our historical experience, combined with a review of current developments and the specific identification method of accounts for which payment has become unlikely. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected as a component of cost of sales.

The Company defers the revenue from the sales of the unprocessed metal to toll customers (and the corresponding deferred expense for the sales) until the finished product has been shipped. The deferred revenue is recorded within accrued liabilities and the related deferred expense is recorded within prepaid expenses and other current assets on the consolidated balance sheets.

Inventories

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a LIFO basis comprises approximately 71% and 70% of total inventory at December 31, 2014 and 2013, respectively.

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

We own a 50% interest in the Dowa Joint Venture, a joint venture with Dowa Co. based in Japan. As a result of the purchase method of accounting, a negative basis difference was created between the Company’s books and our share of the Dowa Joint Venture’s equity as of November 19, 2007. U.S. GAAP at the time of the transaction provided that the basis difference between the investor cost and underlying equity in net assets of the investee at the date of investment required recognition unless it is attributable to a non-amortizing asset such as goodwill. The negative basis difference was created due to the bargain purchase event associated with the worldwide metals business acquired from Olin Corporation and was not attributable to any specific element of the joint venture itself. As the difference was not attributable to any of the specific assets of the Dowa Joint Venture, the equity investment as a whole was assessed to determine the appropriate accretion period for the basis difference. The purpose of the joint venture is to provide Olin Brass’ high performance alloy materials to the Asia market through the licensing of Olin Brass technology. Given consideration of this use, the negative basis difference is being accreted over a period of 13 years.

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

In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2014, we did not hold assets or liabilities requiring a Level 3 measurement, and there were not any transfers between the hierarchy levels during 2014 or 2013. We do not use hedge accounting for our derivative contracts. All gains and losses are recorded as operating expense in the consolidated statements of operations as these contracts are marked to market each period.

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see the notes to the consolidated financial statements, which are included elsewhere in this annual report.

Inflation and Seasonality

We experience effects of inflation on input costs, such as wages, natural gas, electricity, plating and other key inputs. We may not be able to offset fully the impact of inflation on these input costs or energy costs through price increases, productivity improvements or cost reduction programs.

There is a slight decrease in our net sales in each fourth quarter as a result of a decrease in demand due to customer shutdowns for the holidays and holiday and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first quarter. We do not foresee these seasonality trends to change materially.

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

We do not use derivative instruments for trading or speculative purposes and have not elected to use hedge accounting. We manage counterparty credit risk in our derivatives by entering into derivative instruments only with financial institutions with investment-grade credit ratings.

The following tables set forth the impact of a 10% price change on our hedging positions as of December 31, 2014 and December 31, 2013, respectively.

(in millions)
December 31, 2014	Nominal value	Fair value	Unrealized losses	Impact of 10% price change on fair value
Metals	$13.4	$12.5	$(0.9)	$1.3
Natural Gas	2.6	1.9	(0.7)	0.2
Electricity	5.9	5.5	(0.4)	0.6

Totals	$21.9	$19.9	$(2.0)	$2.1

December 31, 2013	Nominal value	Fair value	Unrealized gains	Impact of 10% price change on fair value
Metals	$10.4	$10.9	$0.5	$1.1
Natural Gas	1.2	1.4	0.2	0.1
Electricity	3.4	3.6	0.2	0.4

Totals	$15.0	$15.9	$0.9	$1.6

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

Interest Rates

We are exposed to volatility in interest rates and expense under the terms of our credit agreement. Interest rates under the ABL Facility are comprised of a base rate and margin. The ABL Facility provides the option of a LIBOR or prime base rate. While we had no amounts outstanding under the ABL Facility as of December 31, 2014, if and when we borrow under the ABL Facility and if interest rates increase, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase.

Foreign Exchange

We have international operations that accounted for approximately 6% of our net sales in 2014. The functional currency of our operating subsidiaries is the related local currency and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2014, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.1 million. Gains or losses from currency translation are primarily related to our equity investment in the Dowa Joint Venture.

We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. We do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2014, foreign currency transaction gains and losses resulted in a reduction of net income of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Brass and Copper Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Global Brass and Copper Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2015

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets

	As of December 31,
(In millions, except share and par value data)	2014	2013
Assets
Current assets:
Cash	$44.6	$10.8
Accounts receivable (net of allowance of $1.0 and $1.0 at 2014 and 2013, respectively)	152.3	171.8
Inventories	189.0	190.9
Prepaid expenses and other current assets	26.2	22.2
Deferred income taxes	30.1	32.2
Income tax receivable	8.3	4.3

Total current assets	450.5	432.2

Property, plant and equipment, net	103.5	88.0
Investment in joint venture	2.0	2.2
Goodwill	4.4	4.4
Intangible assets, net	0.6	0.7
Deferred income taxes	0.8	4.6
Other noncurrent assets	14.7	16.6

Total assets	$576.5	$548.7

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$1.0	$—
Accounts payable	82.5	85.4
Accrued liabilities	57.3	56.1
Accrued interest	3.2	3.3
Income tax payable	0.5	0.5

Total current liabilities	144.5	145.3

Long-term debt	379.8	380.5
Deferred income taxes	0.8	—
Other noncurrent liabilities	25.4	26.3

Total liabilities	550.5	552.1

Commitments and contingencies (Note 16)
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit):
Common stock—$0.01 par value; 80,000,000 shares authorized; 21,369,407 and 21,251,486 shares issued at 2014 and 2013, respectively	0.2	0.2
Additional paid-in capital	32.5	30.5
Accumulated deficit	(10.1)	(38.6)
Treasury stock—29,200 and 0 shares at 2014 and 2013, respectively	(0.4)	—
Accumulated other comprehensive (loss) income	(0.6)	0.5

Total Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	21.6	(7.4)
Noncontrolling interest	4.4	4.0

Total equity / (deficit)	26.0	(3.4)

Total liabilities and equity / (deficit)	$576.5	$548.7

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Net sales	$1,711.4	$1,758.5	$1,650.5
Cost of sales	1,546.8	1,576.2	1,467.3

Gross profit	164.6	182.3	183.2
Selling, general and administrative expenses (including non-cash profits interest expense of $0.0, $29.3 and $19.5 in 2014, 2013 and 2012, respectively)	76.9	110.8	92.7

Operating income	87.7	71.5	90.5
Interest expense	39.6	39.8	39.7
Loss on extinguishment of debt	—	—	19.6
Other expense, net	0.5	0.3	0.1

Income before provision for income taxes and equity income	47.6	31.4	31.1
Provision for income taxes	16.6	22.2	19.2

Income before equity income	31.0	9.2	11.9
Equity income, net of tax	1.1	1.5	1.0

Net income	32.1	10.7	12.9
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.4

Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$10.4	$12.5

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.50	$0.49	$0.59
Diluted	$1.49	$0.49	$0.59
Weighted average common shares outstanding:
Basic	21.2	21.1	21.1
Diluted	21.3	21.2	21.1
Dividends declared per common share	$0.1500	$0.0375	$7.5793

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income	$32.1	$10.7	$12.9
Other comprehensive loss:
Foreign currency translation adjustment	(1.7)	(1.5)	(0.5)
Less: Income tax benefit on foreign currency translation adjustment	(0.6)	(0.6)	(0.1)

Comprehensive income	31.0	9.8	12.5
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$30.6	$9.4	$12.1

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity / (Deficit)

(In millions)	Common stock	Additional paid-in capital	(Accumulated deficit)/ retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)
Balance at December 31, 2011	$0.2	$11.1	$68.7	$—	$1.9	$(2.4)	$79.5	$3.2	$82.7
Profits interest compensation	—	19.5	—	—	—	—	19.5	—	19.5
Distribution to stockholder	—	(30.6)	(129.4)	—	—	—	(160.0)	—	(160.0)
Amounts due from stockholder	—	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Net income	—	—	12.5	—	—	—	12.5	0.4	12.9
Other comprehensive loss, net of tax	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)

Balance at December 31, 2012	$0.2	$—	$(48.2)	$—	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)
Profits interest compensation	—	29.3	—	—	—	—	29.3	—	29.3
Share-based compensation (141,486 shares)	—	1.2	—	—	—	—	1.2	—	1.2
Payment from stockholder	—	—	—	—	—	4.9	4.9	—	4.9
Dividends declared	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)
Net income	—	—	10.4	—	—	—	10.4	0.3	10.7
Other comprehensive (loss) income, net of tax	—	—	—	—	(1.0)	—	(1.0)	0.1	(0.9)

Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$—	$(7.4)	$4.0	$(3.4)
Share-based compensation (106,316 shares)	—	1.7	—	—	—	—	1.7	—	1.7
Exercise of stock options (11,605 shares)	—	0.1	—	—	—	—	0.1	—	0.1
Share repurchases (29,200 shares)	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	0.2	—	—	—	—	0.2	—	0.2
Dividends declared	—	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Net income	—	—	31.7	—	—	—	31.7	0.4	32.1
Other comprehensive loss, net of tax	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)

Balance at December 31, 2014	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$—	$21.6	$4.4	$26.0

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities
Net income	$32.1	$10.7	$12.9
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	0.2	0.3	0.3
Unrealized loss (gain) on derivatives	3.0	(0.2)	(1.6)
Mark to market on interest rate cap agreements	—	—	0.2
Depreciation	12.2	8.5	6.8
Amortization of intangible assets	0.1	0.1	0.1
Amortization of debt discount and issuance costs	2.7	2.5	4.6
Term loan call premium	—	—	(6.4)
Loss on debt extinguishment	—	—	19.6
Profits interest compensation expense	—	29.3	19.5
Share-based compensation expense	1.7	1.2	—
Excess tax benefit from share-based compensation	(0.2)	—	—
Provision for bad debts, net of reductions	—	(0.2)	(0.8)
Deferred income taxes	6.4	2.1	5.2
Undistributed equity earnings	(0.7)	(1.0)	—
Change in assets and liabilities:
Accounts receivable	18.9	(7.1)	(1.6)
Inventories	0.9	(16.7)	11.5
Prepaid expenses and other current assets	(7.0)	(9.7)	4.7
Accounts payable	(2.3)	4.5	2.3
Accrued liabilities	1.3	7.4	0.5
Accrued interest	(0.1)	—	(0.8)
Income taxes, net	(3.8)	(2.7)	3.7
Other, net	(0.9)	(1.0)	(0.6)

Net cash provided by operating activities	64.5	28.0	80.1
Cash flows from investing activities
Capital expenditures	(23.4)	(26.2)	(18.6)
Proceeds from sale of property, plant and equipment	1.1	0.2	—

Net cash used in investing activities	(22.3)	(26.0)	(18.6)
Cash flows from financing activities
Deferred financing fees	—	—	(12.9)
Proceeds from senior secured notes	—	—	375.0
Payments on term loan	—	—	(310.9)
Borrowings on ABL Facility	248.4	420.8	204.3
Payments on ABL Facility	(253.9)	(429.8)	(189.8)
Principal payments under capital lease obligation	(0.2)	—	—
Distribution to stockholder	—	—	(160.0)
Dividends paid	(3.2)	(0.8)	—
Proceeds from exercise of stock options	0.1	—	—
Excess tax benefit from share-based compensation	0.2	—	—
Share repurchases	(0.4)	—	—
Net payment (amount due) from stockholder	—	4.9	(2.5)

Net cash used in financing activities	(9.0)	(4.9)	(96.8)
Effect of foreign currency exchange rates	0.6	(0.2)	(0.3)

Net increase (decrease) in cash	33.8	(3.1)	(35.6)
Cash at beginning of year	10.8	13.9	49.5

Cash at end of year	$44.6	$10.8	$13.9

Noncash investing and financing activities
Acquisition of assets under capital lease obligation	$6.0	$—	$—
Purchases of property, plant and equipment not yet paid	$4.1	$4.7	$5.3
Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest, net of amount capitalized	$37.0	$37.3	$35.8
Income taxes, net of refunds	$14.4	$22.9	$10.2

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Formation of the Company

Global Brass and Copper Holdings, Inc. (“Holdings” or the “Company”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the worldwide metals business from Olin Corporation. GBC is a leading, value-added converter, fabricator, processor and distributor of specialized copper and brass products in North America. On May 29, 2013, the Company completed its initial public offering of 8,050,000 shares of its common stock (the “initial public offering” or “IPO”). The shares began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS”. Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the IPO, sold all of the shares in the initial public offering and received all of the net proceeds from the offering. KPS Capital Partners, L.P. and its affiliates (“KPS”) are the majority shareholders of Halkos. On October 1, 2013, the Company completed its follow-on public offering of 5,750,000 shares of its common stock (the “Follow-on Public Offering”). Halkos sold all of the shares and received all of the net proceeds from the Follow-on Public Offering. After giving effect to the Follow-on Public Offering, Halkos beneficially owned approximately 34.4% of the outstanding common stock of the Company as of December 31, 2013. On February 3, 2014, the Company completed an additional follow-on public offering of 7,310,000 shares of its common stock, including 910,000 shares of common stock in connection with the full exercise of the option to purchase additional shares granted to the underwriters pursuant to the offering that commenced on January 28, 2014 (the “Additional Follow-on Public Offering”). Halkos sold all of the shares and received all of the net proceeds from Additional Follow-on Public Offering. After giving effect to the Additional Follow-on Public Offering, Halkos no longer owns any of the outstanding common stock of the Company.

The Company is operated and managed through three distinct divisions which are also the Company’s reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”).

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

The Company owns an 80% interest in Olin Luotong (GZ) Corporation (“Olin Luotong Metals”), based in China, and Olin Luotong Metals’ financial information is consolidated herein, with the net results attributable to the 20% noncontrolling interest reflected in the consolidated financial statements.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

affect the reported amount of net sales and expenses during the reporting period. Actual amounts could differ from those estimates.

Revision of Prior Period Statements of Cash Flows

The Company revised its consolidated statements of cash flows for the years ended December 31, 2013 and 2012 to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. These non-cash purchases were previously reflected as a component of net cash provided by operating activities and net cash used in investing activities. The Company assessed the materiality of this error and determined that the error is not material to any previously reported annual or interim financial statements. The revision of prior reported amounts has no impact on the reported change in cash or amounts reported in the consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in equity (deficit).

For the year ended December 31, 2013, the correction to cash flows from operating activities was to adjust the cash effect of the change in accounts payable and the change in accrued liabilities by $0.7 million and $0.1 million, respectively, from $3.8 million and $7.5 million, respectively, to $4.5 million and $7.4 million, respectively. The correction to cash flows from investing activities was to adjust capital expenditures by $0.6 million, from $25.6 million to $26.2 million. The revision resulted in an increase of $0.6 million to the Company’s “net cash provided by operating activities” for the year ended December 31, 2013, with a corresponding increase to “net cash used in investing activities”.

For the year ended December 31, 2012, the correction to cash flows from operating activities was to adjust the cash effect of the change in accounts payable and the change in accrued liabilities, by $1.4 million and $0.4 million, respectively, from $3.7 million and $0.9 million, respectively, to $2.3 million and $0.5 million, respectively. The correction to cash flows from investing activities was to adjust capital expenditures by $1.8 million, from $20.4 million, to $18.6 million. The revision resulted in a decrease of $1.8 million to the Company’s “net cash provided by operating activities” for the year December 31, 2012, with a corresponding decrease to “net cash used in investing activities”.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of trade receivables for amounts billed to customers for products sold and other receivables. The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records an allowance for bad debts equal to the amount the Company does not believe to be collectible. For all other customers, the Company recognizes allowances for bad debts based on its historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount. Accounts are written off once deemed to be uncollectible.

Inventories

Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 71% and 70% of total inventory at December 31, 2014 and 2013,

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. Elements of cost in finished goods inventory in addition to the cost of material include depreciation, utilities, consumable production supplies, maintenance, production wages and transportation costs.

Inventories are stated at the lower of cost or market. The market price of metals used in production and related scrap is subject to volatility. Management evaluates the need to record adjustments for inventory on a regular basis. During periods when open market prices decline below carrying value, the Company records a provision to reduce the carrying value of its inventory. Additionally, the Company records an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. The Company’s policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment, which includes the depreciation of assets under capital leases, is computed using the straight-line method based on the estimated useful lives of the assets as they are placed into service. Property, plant and equipment are generally depreciated over the useful lives, which are detailed in the notes to the consolidated financial statements. Depreciation expense is recorded in cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset.

Expenditures for repairs and maintenance are expensed as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. Interest costs related to the construction of qualifying assets are capitalized as part of the construction costs. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the accompanying consolidated statements of operations.

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

Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Management performs its annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis.

Management has an option to make a qualitative assessment of a reporting unit’s goodwill for impairment, referred to as the “Step 0” assessment; however, for the year ended December 31, 2014, the Company opted to utilize the two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying value of the reporting unit exceeds

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. If the carrying value of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In evaluating the recoverability of goodwill, management estimates the fair value of the reporting unit based on a discounted cash flow valuation method and a market multiple method. Significant inputs to the discounted cash flow valuation method include discount rates, long-term sales growth rates and forecasted operating margins. The market multiple method estimates fair value by comparing the reporting unit to similar public companies.

For the year ended December 31, 2014, no impairment loss to goodwill was required as management concluded that the fair value of the Company’s reporting unit was substantially in excess of its carrying amount.

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

Deferred Financing Fees

Deferred financing fees incurred in connection with the issuance of debt are amortized as non-cash interest expense over the terms of the debt agreements. The unamortized balance of deferred financing fees is presented in other noncurrent assets in the consolidated balance sheets.

Deferred financing fees incurred in connection with the issuance of the Senior Secured Notes, as defined in the notes to the consolidated financial statements, are amortized using the effective interest method over the term of the Senior Secured Notes. Deferred financing fees incurred in connection with the issuance of the ABL Facility, also defined in the notes to the consolidated financial statements, are amortized on a straight-line basis over the term of the ABL Facility.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Derivative Contracts

The Company’s operating activities expose it to a variety of market risks, including risks related to the effects of commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company does not enter into derivative contracts for speculation purposes where the objective is to generate profits. The Company has not applied hedge accounting to its derivative contracts in any of the years ended December 31, 2014, 2013 or 2012. The Company includes the fair value of the derivative contracts as assets or liabilities in its consolidated balance sheet and recognizes all amounts paid and received and changes in fair value of derivative contracts, including unrealized gains and losses, as adjustments to income.

Treasury Stock

The Company’s Board of Directors has not enacted a program to repurchase the Company’s common stock on the open market. However, management periodically repurchases shares of the Company’s common stock from employees as part of equity based compensation programs. These repurchases are reflected at cost within treasury stock in the consolidated balance sheets. The Company repurchased 29,200 shares for $0.4 million during the year ended December 31, 2014. No shares were repurchased during the years ended December 31, 2013 or 2012.

Revenue Recognition

The Company recognizes revenue when title and risk of loss are transferred to customers, which is generally the date products are shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Such rebates were not material for the years ended December 31, 2014, 2013 and 2012. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected in cost of sales in the consolidated statements of operations.

In connection with sales of unprocessed metal to toll customers, the Company records deferred expense and deferred revenue in prepaid expenses and other current assets and in accrued liabilities, respectively, in the consolidated balance sheets. The unprocessed metal is held for the account of the toll customers at the Company‘s premises, together with the other inventory of the Company. Deferred expense represents the deferral of cost of sales and deferred revenue represents the deferral of sales revenue, in each case, associated with such sales of unprocessed metal to toll customers. When a toll customer orders a finished product, metal is taken from the common inventory to make the finished product. The Company defers the expense for such unprocessed metal sales (and the corresponding revenue from sales of unprocessed metal) to toll customers until the finished product has been shipped at which time risk of loss and title passes to the customer.

Research and Development

The Company conducts research and development primarily through the Olin Brass reportable segment, the costs for which are expensed as incurred. Research and development expenditures for the years ended December 31, 2014, 2013 and 2012 were $1.6 million, $1.5 million and $1.5 million, respectively, and are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s foreign subsidiaries is the local currency. The consolidated statements of foreign operations are translated at weighted-average exchange rates for the periods. Assets and liabilities are translated at period-end exchange rates and equity transactions are translated at historical rates. Gains and losses resulting from the translation adjustment are reported as a component of other comprehensive income (loss). The income tax effect of currency translation adjustments related to foreign subsidiaries and joint ventures that are not considered indefinitely reinvested are recorded as a component of deferred taxes with an offset to other comprehensive income (loss).

Concentrations of Credit Risk and Certain Other Exposures

The Company sells and distributes its products to a wide range of companies primarily in the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components and industrial machinery and equipment end markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 2013, sales to one major customer amounted to 10.4% of net sales. For the years ended December 31, 2014 and 2012, sales to any one customer did not exceed 10% of consolidated net sales.

The Company uses various strategies to minimize the impact of changes in the base metal prices between the date of order from a customer and the date of sale to a customer. Generally, the Company prices a forward replacement purchase of an equivalent amount of copper and other metals under flexible pricing arrangements it maintains with its suppliers, at the same time it determines the forward selling price of finished products to its customers. The Company has various sources of raw materials and is not materially dependent on any one supplier.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2014, approximately 62% of the Company’s employees at various sites were members of unions. Generally, the Company’s various agreements with unions in the United States have contractual terms which range from 1 to 4 years. Since the Company’s establishment in November 2007, the Company has not experienced any work stoppages at any of its facilities.

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

Environmental Reserves and Environmental Expenses

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon internal analyses of clean-up costs, ongoing monitoring costs and estimated legal fees, communications with regulatory agencies and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.

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

3.	Inventories

The Company’s inventories are as follows:

	As of December 31,
(in millions)	2014	2013
Raw materials and supplies	$29.7	$37.2
Work-in-process	78.7	75.5
Finished goods	80.6	78.2

Total inventories	$189.0	$190.9

During 2014, certain domestic metal inventory quantities were reduced resulting in a liquidation of LIFO inventory layers carried at higher costs prevailing in prior years as compared with current costs. In 2014, the effect of this reduction of inventory increased cost of sales by $0.6 million and decreased net income by $0.4 million. During 2013 and 2012, certain domestic metal inventory quantities were reduced resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared to the costs at each of those year-ends. In 2013, the effect of this reduction of inventory decreased cost of sales by $2.0 million and increased net income by $1.2 million. In 2012, the effect of this reduction of inventory decreased cost of sales by $4.8 million and increased net income by $2.9 million. If all inventories had been valued at period-end market values, inventories would have been approximately $280.1 million and $318.2 million at December 31, 2014 and December 31, 2013, respectively.

4.	Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets are as follows:

	As of December 31,
(in millions)	2014	2013
Deferred cost of sales-toll customers	$12.7	$9.8
Workers’ compensation plan deposits	6.2	6.2
Prepaid insurance	2.8	1.9
Prepaid tooling	1.2	1.0
Derivative contract assets	1.3	1.2
Other	2.0	2.1

Total prepaid expenses and other current assets	$26.2	$22.2

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Deferred cost of sales-toll customers represents the deferral of cost of sales associated with sales of unprocessed metal to toll customers. The Company defers the expense and corresponding revenue until the finished product has been shipped to the customer. See the notes to the consolidated financial statements for the corresponding deferred revenue related to the sales of unprocessed metal to toll customers.

5.	Property, Plant and Equipment

The Company’s property, plant and equipment balances, including assets under capital lease, are as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2014	2013
Land improvements	$2.9	$2.5	12 - 20
Buildings and building improvements	17.2	11.8	20 - 50
Machinery and equipment	87.8	68.5	10 - 12
Information technology	8.5	5.4	3 - 5
Motor vehicles	7.1	2.9	5
Leasehold improvements	0.7	1.1
Construction-in-process	14.4	20.4

Gross property, plant and equipment	138.6	112.6
Accumulated depreciation	(35.1)	(24.6)

Property, plant and equipment, net	$103.5	$88.0

Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.

The Company capitalized interest relating to the construction of long-term assets in the amount of $0.2 million in 2014 and $0.1 million in 2013. No interest was capitalized in 2012.

See the notes to the consolidated financial statements for further information regarding the capital lease.

6.	Intangible Assets

Intangible assets other than goodwill consisted of the following:

(in millions)	As of December 31,		Amortization Period (in years)
	2014	2013
Gross carrying amount:
Customer relationships	$1.3	$1.3	13
Non-compete agreement	0.4	0.4	4

Total gross intangible assets	1.7	1.7

Accumulated amortization:
Customer relationships	(0.7)	(0.6)
Non-compete agreement	(0.4)	(0.4)

Total accumulated amortization	(1.1)	(1.0)

Intangible assets, net	$0.6	$0.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Amortization expense is expected to be incurred in subsequent years as follows:

(in millions)
Year	Amortization
2015	$0.1
2016	0.1
2017	0.1
2018	0.1
2019	0.1
Thereafter	0.1

$0.6

7.	Investment in Joint Venture

In November 2007, the equity investment in the Dowa Joint Venture, which was purchased as part of the worldwide metals business acquired from Olin Corporation, was accounted for under the purchase method of accounting. Consequently, management recorded it at zero carrying value due to a bargain purchase of the worldwide metals business from Olin Corporation, even though the underlying book value of the Dowa Joint Venture’s assets was $9.4 million. As a result and based on the Company’s estimates as to the underlying commercial utility of the alloys that the Dowa Joint Venture manufactures, the Company is accreting the $9.4 million difference as an increase to equity earnings on a straight-line basis over 13 years. The Company recorded $0.7 million in equity income, net of tax in the accompanying consolidated statements of operations for each of the years ended December 31, 2014, 2013 and 2012 to accrete this difference. At December 31, 2014 and 2013, the remaining negative basis difference was $4.3 million and $5.0 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company received cash dividends from the Dowa Joint Venture of $0.4 million, $0.5 million and $1.0 million, respectively, which were recorded as reductions in the Company’s investment in the Dowa Joint Venture. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $1.1 million, $1.5 million and $1.0 million, respectively, of equity income, net of tax, including $0.7 million of accretion of the negative basis difference in each year. The undistributed earnings of the Dowa Joint Venture in GBC’s retained earnings as of December 31, 2014 and 2013 totaled $1.8 million and $1.1 million, respectively.

8.	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	As of December 31,
(in millions)	2014	2013
Deferred financing fees, net	$11.9	$14.6
Utility and other deposits	1.4	1.2
Other	1.4	0.8

Total other noncurrent assets	$14.7	$16.6

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2014	2013
Compensation and benefits	$18.1	$19.4
Workers’ compensation	14.2	14.5
Deferred sales revenue – toll customers	12.7	9.8
Insurance	2.5	2.4
Professional fees	2.1	2.7
Taxes	1.7	1.6
Utilities	1.5	1.6
Tooling	0.8	0.7
Other	3.7	3.4

Total accrued liabilities	$57.3	$56.1

Deferred sales revenue-toll customers represents the deferral of revenue associated with sales of unprocessed metal to toll customers. The Company defers the revenue and corresponding expense until the finished product has been shipped to the customer. See the notes to the consolidated financial statements for the corresponding deferred expense related to the sales of unprocessed metal to toll customers.

10.	Financing

Long-term debt consisted of the following:

	As of December 31,
(in millions)	2014	2013
Senior Secured Notes	$375.0	$375.0
ABL Facility	—	5.5
Obligations under capital lease	5.8	—

	380.8	380.5
Less: Current maturities of capital lease obligations	1.0	—

Total long-term debt	$379.8	$380.5

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to dividend or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to dividend or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended quarter. As of December 31, 2014, all of the net assets of the subsidiaries are restricted except for $54.0 million, which are permitted for dividend distributions under the Indenture. As of December 31, 2014, GBC was in compliance with all of its covenants relating to the Senior Secured Notes.

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

The ABL Facility provides for borrowings up to the lesser of $200.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. The unused portion of the ABL Facility was $199.5 million and $194.0 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, amounts outstanding under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which the Company is subject on an ongoing basis. As of December 31, 2014, the Company was in compliance with all of its covenants under the ABL Facility.

Capital Lease Obligations

During 2014, the Company incurred capital lease obligations related to its acquisition of assets. As of December 31, 2014, assets recorded under capital lease obligations totaled $6.0 million and related accumulated depreciation totaled $0.7 million. Interest recorded on capital lease obligations is included in interest expense in the accompanying consolidated statements of operations.

Future minimum capital lease payments at December 31, 2014 are as follows:

(in millions)
2015	$1.4
2016	1.5
2017	1.5
2018	1.6
2019	1.0

Total	$7.0
Amount representing interest	(1.2)

Present value of minimum lease payments	$5.8
Current maturities of capital lease obligations	(1.0)

Total long-term maturities of capital lease obligations	$4.8

11.	Income Taxes

Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Domestic	$42.9	$26.6	$24.6
Foreign	4.7	4.8	6.5

Total	$47.6	$31.4	$31.1

The provision for income taxes is summarized as follows:

(in millions)	Year Ended December 31,
	2014	2013	2012
Current tax provision
U.S. federal	$8.2	$15.7	$10.4
State and local	0.9	2.5	1.9
Foreign	1.1	1.9	1.7

Total current	10.2	20.1	14.0

Deferred tax provision
U.S. federal	4.9	2.2	4.4
State and local	1.2	0.3	0.5
Foreign	0.3	(0.4)	0.3

Total deferred	6.4	2.1	5.2

Total provision	$16.6	$22.2	$19.2

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2014	2013	2012

Statutory provision rate	35.0%	35.0%	35.0%

Permanent differences and other items
State tax provision	2.4%	6.1%	6.7%
Section 199 manufacturing credit	(2.0%)	(5.2%)	(3.2%)
Incremental tax effects of foreign earnings	(2.1%)	0.6%	1.8%
Return to provision adjustments	(0.8%)	(0.6%)	1.2%
Valuation allowance	2.9%	0.9%	—
Re-rate of deferred taxes	0.4%	0.4%	(0.8%)
Non-deductible non-cash compensation	—	32.7%	22.0%
Other	(0.9%)	0.8%	(1.0%)

Effective income tax rate	34.9%	70.7%	61.7%

The “Non-deductible non-cash compensation” expense as described further in the notes to the consolidated financial statements is not deductible in the Company’s tax returns and has been reflected as a permanent difference in the effective tax rate reconciliations above.

Deferred tax assets and liabilities are comprised of the following:

(in millions)	As of December 31,
	2014	2013
Deferred tax assets
Inventory	$45.9	$47.1
Accruals and other reserves	5.3	7.5
Accounts receivable	0.8	0.8
UNICAP adjustment	1.8	1.7
Derivative contracts	1.5	0.4
Other	2.0	1.6
Less: Valuation Allowance	1.7	0.3

Gross deferred tax assets	$55.6	$58.8

Deferred tax liabilities
Investments in foreign entities	$7.1	$7.7
Fixed assets and intangibles	17.0	12.5
Financing fees	1.4	1.8

Gross deferred tax liability	25.5	22.0

Net deferred tax asset	$30.1	$36.8

Net current deferred tax asset	$30.1	$32.2
Net noncurrent deferred tax asset	0.8	4.6
Less: Net noncurrent deferred tax liability	0.8	—

Net deferred tax asset	$30.1	$36.8

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, the inventory deferred tax asset includes $24.0 million and $24.5 million, respectively, related to the impact of the November 19, 2007 purchase price allocations to LIFO inventories for tax purposes, which resulted in a bargain purchase gain. There is a corresponding liability recorded in the Company’s other noncurrent liabilities in the consolidated balance sheets in accordance with the provisions of ASC 740, Income Taxes.

At December 31, 2014, the Company has a foreign tax credit carryforward of $1.7 million which can be utilized through 2024.

Deferred tax assets are recorded for the estimated future benefit of foreign tax credits and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2014 and 2013, management increased the valuation allowance against the Company’s foreign tax credits by $1.4 million and $0.3 million, respectively. The Company also recorded $0.2 million of state net operating loss benefits in 2014. The majority of the state net operating losses expire in the years from 2029 through 2034.

The Company does not assert permanent reinvestment on the excess of its financial reporting over tax basis of its foreign investments. As a result, deferred tax liabilities of $7.1 million and $7.7 million have been established for the U.S. federal and state income taxes, net of applicable credits, on the excess financial reporting over tax basis of its foreign entities at December 31, 2014 and 2013, respectively. The Company plans foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of its foreign subsidiaries and its domestic operations.

Uncertain Tax Positions

The Company is subject to income taxation in several jurisdictions around the world. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it has adequately reserved for any potential tax exposures at December 31, 2014. The Internal Revenue Service completed its examination of the Company’s income tax returns through the period ended December 31, 2010. The Company’s U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2010 and all subsequent periods remain open for audit.

At December 31, 2014 and 2013, the Company had $25.2 million and $26.0 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of both December 31, 2014 and 2013 were $0.1 million. The Company’s liability for uncertain tax positions, including accrued interest and penalties, of $25.3 million and $26.1 million at December 31, 2014 and 2013, respectively, are presented in other noncurrent liabilities in the consolidated balance sheets.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the summary of activity of the Company’s uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2013	$27.4
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(1.4)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—

Balance at December 31, 2013	$26.0
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(0.8)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—

Balance at December 31, 2014	$25.2

12.	Employee Defined Contribution Plans and Multi-Employer Pension Plans

The Company has a retirement savings plan (the “Plan”) for all of its domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the Plan, subject to aggregate limits required by the Internal Revenue Code. The Plan provides for discretionary matching contributions under certain circumstances, for employees based on location, pay status and membership in a collective bargaining unit. In addition, the Company provides a retirement contribution to certain employees based on location and age. The Company contributed $8.1 million, $7.9 million and $7.4 million to the Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM National Pension Plan (“IAM Plan”). The IAM Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these multi-employer plans are different from single-employer plans, as the Company can be subject to additional risks if other employers do not meet their obligations. The Company recorded expense for contributions to the IAM Plan of $3.7 million, $3.3 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in cost of sales in the consolidated statements of operations. The Company’s participation in the IAM Plan for the annual period ended December 31, 2014, is outlined in the table below. There have been no significant changes that affect the comparability of 2014 and 2013 contributions. The IAM Plan’s year-end is December 31 and the plan reported $365.8 million and $351.0 million in employers’ contributions for the years ended December 31, 2013 and 2012, respectively.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2014 and 2013)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2014)	$3.7 million
Company Contributions (FY 2013)	$3.3 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 5, 2017

*	Plans in the green zone are at least 80 percent funded.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

As of the date of this filing, Forms 5500 were not available for the plan year ended in 2014.

13.	Derivative Contracts

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

presented in the consolidated balance sheets, and the net amounts after deducting collateral that has been deposited with counterparties:

	As of December 31, 2014
(in millions, except contract data)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Open metal contracts (a)	$0.5	$(0.5)	$—
Open natural gas contracts (a)	—	—	—
Open electricity contracts (a)	0.2	(0.2)	—
Collateral on deposit	3.3	(2.0)	1.3

Total	$4.0	$(2.7)	$1.3

(a)	As of December 31, 2014, the Company had open metal, natural gas and electricity contracts of 84, 4 and 19, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$1.3

Total	$1.3

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Open metal contracts (b)	$1.4	$(1.4)	$—
Open natural gas contracts (b)	0.7	(0.7)	—
Open electricity contracts (b)	0.6	(0.6)	—

Total	$2.7	$(2.7)	$—

(b)	As of December 31, 2014, the Company had open metal, natural gas and electricity contracts of 316, 74 and 58, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	As of December 31, 2013
(in millions, except contract data)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Open metal contracts (a)	$0.8	$(0.3)	$0.5
Open natural gas contracts (a)	0.2	—	0.2
Open electricity contracts (a)	0.3	(0.1)	0.2

Collateral on deposit	0.3	—	0.3

Total	$1.6	$(0.4)	$1.2

(a)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 265, 39 and 37, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Assets”.

Consolidated balance sheet location:
Prepaid expenses and other current assets	$1.2

Total	$1.2

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Open metal contracts (b)	$0.3	$(0.3)	$—
Open natural gas contracts (b)	—	—	—
Open electricity contracts (b)	0.1	(0.1)	—

Total	$0.4	$(0.4)	$—

(b)	As of December 31, 2013, the Company had open metal, natural gas and electricity contracts of 132, 4 and 20, respectively, the values for which are presented above under the caption “Gross Amounts of Recognized Liabilities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the realized and unrealized gains and losses on derivative contracts in the consolidated statements of operations:

(in millions)	Year Ended December 31,
	2014	2013	2012
Losses (gains) in cost of sales for:
Metal contracts	$(0.4)	$(0.9)	$1.3
Natural gas contracts	0.6	(0.2)	0.1
Electricity contracts	(0.6)	0.1	0.2

Total	$(0.4)	$(1.0)	$1.6

Interest expense for:
Interest rate cap agreements	$—	$—	$0.2

14.	Fair Value Measurements

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

(in millions)	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

Derivative contracts	$—	$1.3	$—	$1.3

Total assets	$—	$1.3	$—	$1.3

(in millions)	As of December 31, 2013
	Level 1	Level 2	Level 3	Total

Derivative contracts	$—	$1.2	$—	$1.2

Total assets	$—	$1.2	$—	$1.2

In accordance with ASC 820, the Company determines the fair value of its commodity derivative contracts using Level 2 inputs.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

For purposes of financial reporting, the Company has determined that the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, the Company has determined that the carrying value of the ABL Facility also approximates fair value. As of December 31, 2014 and 2013, the fair value of the Company’s Senior Secured Notes approximated $405.0 million and $428.4 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

The Company and affiliates of Halkos had previously entered into an agreement whereby the affiliates charged the Company for services of their personnel engaged in line or staff functions relating specifically to the operations of the Company (the “Management Services Agreement”). In May 2013, in connection with the IPO, the Company terminated the Management Services Agreement prior to the expiration of its initial term and was required to pay the affiliates of KPS Funds an early termination fee equal to the value of the advisory fee that would have otherwise been payable to the affiliates of KPS Funds through the end of the term of the Management Services Agreement. The Company paid $4.5 million to the affiliates of KPS Funds related to the Company’s early termination representing all unpaid management advisory fees. The total charges, which are included in selling, general and administrative expenses, were $4.8 million for the year ended December 31, 2013. The total charges incurred pursuant to the Management Services Agreement were $1.0 million for the year ended December 31, 2012. As the Management Services Agreement was terminated in May 2013, there were no management advisory fees for the year ended December 31, 2014.

Additionally, pursuant to the Management Services Agreement, the Company was required to reimburse the affiliates of KPS Funds for all reasonable costs and expenses incurred in connection with the services provided. These costs were $0.1 million for the year ended December 31, 2012 and the costs were inconsequential for the years ended December 31, 2014 and 2013.

The Company and KPS Funds entered into an agreement dated October 18, 2011 whereby the KPS Funds agreed to reimburse the Company for specific incremental costs directly attributable to an offering of equity securities (the “KPS Reimbursement Obligation”). As of December 31, 2012, the Company had recorded $4.9 million as a receivable from stockholder pertaining to the KPS Reimbursement Obligation. In the year ended December 31, 2013, pursuant to the completion of the offering that occurred on May 29, 2013, KPS Funds reimbursed the Company all amounts owed in connection with the KPS Reimbursement Obligation.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Pursuant to an amendment to the investor rights agreement, dated as of November 22, 2013, Halkos agreed to pay, subject to certain exceptions and qualifications, 50% of the registration expenses (as defined in the investor rights agreement) relating to the Additional Follow-on Public Offering. As of December 31, 2013, the Company had recorded a receivable of $0.2 million in prepaid expenses and other current assets in the consolidated balance sheets. During the first quarter of 2014, Halkos reimbursed the Company all amounts owed for registration expenses relating to the Additional Follow-on Public Offering.

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

On November 19, 2007 (the date of inception of Holdings), the Company acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of the Company’s properties for any remedial actions required by environmental laws, and agreed to indemnify the Company for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at the Company’s properties, the Company could be required to assume responsibility for these activities, the cost of which could be material.

Insurance Coverage

The Company maintains Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $0.3 million per participant for all GBC employees, except for employees of the Chase Brass division, which has a deductible of $0.1 million per participant and a specific stop loss maximum of $2.0 million.

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

Operating Leases

The Company has operating leases covering certain of its facilities and equipment under non-cancelable lease agreements.

As of December 31, 2014, future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)
Year	Payment
2015	$2.4
2016	1.9
2017	1.4
2018	1.0
2019	0.4
Thereafter	—

Total minimum lease payments	$7.1

Rental expense under all operating leases was approximately $3.2 million, $3.3 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in the consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.

17.	Profits Interest Awards

Halkos granted, pursuant to the Halkos Equity Plan, non-voting membership interests to select members of the Company’s management titled Class B Shares.

Despite the fact that these Class B Shares are in the form of equity, the Class B Shares were considered a profit sharing arrangement due to certain aspects of the plan, primarily the ability of Halkos to repurchase the Shares at no cost from the employee holding such shares. Award recipients substantively derive economic value in the instrument through profit sharing distributions. Accordingly, the Class B Shares were a compensation liability award accounted for as a profit sharing arrangement by Halkos. Because the awards were granted by Halkos, an economic interest holder of the Company, to employees of the Company, distributions were accounted for by the Company as non-cash compensation expense with a corresponding increase in additional paid-in capital to reflect the deemed capital contribution by Halkos. Expense on the Class B Shares was recorded in the period in which distributions to Class B award holders were determined to be probable.

Non-cash compensation expense of $8.9 million and $19.5 million is included as a component of selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. There are no such amounts for the year ended December 31, 2014.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

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

The Company’s chief executive officer and chief financial officer are the Company’s Chief Operating Decision Maker, who allocate resources and evaluate performance at the divisional level. As such, the Company has determined that it has three reportable segments: Olin Brass, Chase Brass and A.J. Oster.

Olin Brass is a leading manufacturer and converter of copper and brass sheet, strip and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless, carbon steel and aluminum. Olin Brass’ products are used in five primary end markets: building and housing, munitions, automotive, coinage, and electronics/electrical components.

Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary end markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip and foil. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. Oster’s products are used in three primary end markets: building and housing, automotive and electronics/electrical components.

Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, costs related to other long-term incentive programs and the elimination of intercompany balances.

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Adjusted EBITDA.

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of the balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, LIFO-based gains and losses due to the depletion of a LIFO layer of metal inventory, non-cash profits interest compensation expense related to payments made to certain members of management by Halkos, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture, management fees

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

paid to affiliates of KPS, restructuring and other business transformation charges, specified legal and professional expenses and certain other items, each of which are excluded because management believes they are not indicative of the ongoing performance of the Company’s core operations.

Below is a reconciliation of the Company’s Adjusted EBITDA to income before provision for income taxes and equity income:

(in millions)
	Year Ended December 31,
	2014	2013	2012
Net Sales, External Customers
Olin Brass	$794.2	$820.5	$676.6
Chase Brass	603.6	622.0	647.7
A.J. Oster	313.6	316.0	326.2

Total net sales, external customers	$1,711.4	$1,758.5	$1,650.5

Intersegment Net Sales
Olin Brass	$53.6	$53.6	$46.3
Chase Brass	0.1	—	0.3
A.J. Oster	0.3	0.2	0.2

Total intersegment net sales	$54.0	$53.8	$46.8

Adjusted EBITDA
Olin Brass	$36.9	$48.3	$45.1
Chase Brass	69.2	67.2	66.6
A.J. Oster	16.2	16.9	19.5

Total Adjusted EBITDA of segments	122.3	132.4	131.2
Corporate and Other	(12.6)	(14.4)	(15.8)
Depreciation expense	(12.2)	(8.5)	(6.8)
Amortization expense	(0.1)	(0.1)	(0.1)
Interest expense	(39.6)	(39.8)	(39.7)
Net income attributable to noncontrolling interest	0.4	0.3	0.4
Unrealized (loss) gain on derivative contracts (a)	(3.0)	0.2	1.6
LIFO liquidation (loss) gain (b)	(0.6)	2.0	4.8
Loss on extinguishment of debt (c)	—	—	(19.6)
Equity method investment income (d)	(0.4)	(0.8)	(0.3)
Non-cash Halkos profits interest compensation expense (e)	—	(29.3)	(19.5)
Management fees (f)	—	(4.8)	(1.0)
Specified legal/professional expenses (g)	(4.3)	(4.3)	(3.3)
Lower of cost or market adjustment to inventory (h)	(0.2)	(0.3)	(0.3)
Share-based compensation expense (i)	(1.7)	(1.2)	—
Restructuring and other business transformation charges (j)	(0.4)	—	—
Other (k)	—	—	(0.5)

Income before provision for income taxes and equity income	$47.6	$31.4	$31.1

(a)	Represents unrealized gains and losses on derivative contracts.
(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(c)	Represents the loss on the extinguishment of debt recognized in connection with the termination prior to maturity of the Term Loan Facility.
(d)	Excludes accretion income of $0.7 million in each of the years ended December 31, 2014, 2013 and 2012. Equity method investment income is exclusive to Olin Brass.
(e)	The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Equity Plan to eliminate Halkos’ right to acquire all or a portion of the Class B Shares for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of the Company’s management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.

The 2012 amount represents the dividend payment made by Halkos to certain members of management that resulted in a non-cash compensation charge in connection with the cash contribution of $160.0 million to Halkos that occurred on June 1, 2012.

(f)	The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement, as well as a portion of the annual advisory fees paid to affiliates of KPS prior to the termination of the agreement.
(g)	Specified legal/professional expenses for the year ended December 31, 2014 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including Additional Follow-On Public Offering costs.

Specified legal/professional expenses for the year ended December 31, 2013 includes $4.3 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including IPO efforts, Follow-on Public Offering costs, Additional Follow-On Public Offering costs, costs associated with the registered “A/B exchange offer” that was required by the registration rights agreement relating to such Senior Secured Notes (“Exchange Offer”) and certain regulatory and compliance matters.

Specified legal/professional expenses for the year ended December 31, 2012 includes $3.3 million of professional fees for accounting, tax, legal and consulting services related to the Exchange Offer and public company readiness efforts.

(h)	Represents non-cash lower of cost or market charges for the write down of inventory recorded during the years ended December 31, 2014, 2013 and 2012.
(i)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of the Company’s management and the Company’s Board of Directors.
(j)	Restructuring and other business transformation charges for the year ended December 31, 2014 represent severance charges at Olin Brass.
(k)	Represents a call premium of $0.5 million as a result of a voluntary prepayment of $15.0 million on the Term Loan Facility in April 2012.

(in millions)	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization
Olin Brass	$7.9	$5.0	$3.8
Chase Brass	3.6	3.0	2.5
A.J. Oster	0.5	0.3	0.3
Corporate and Eliminations	0.3	0.3	0.3

Total depreciation and amortization	$12.3	$8.6	$6.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Year Ended December 31,
	2014	2013	2012

LIFO liquidation (loss)/gain
Olin Brass	$(1.5)	$0.1	$0.2
Chase Brass	—	1.9	1.6
A.J. Oster	—	—	4.5
Corporate and Eliminations	0.9	—	(1.5)

Total LIFO liquidation (loss)/gain	$(0.6)	$2.0	$4.8

Interest Expense
Olin Brass	$0.3	$—	$—
Corporate and Eliminations	39.3	39.8	39.7

Total interest expense	$39.6	$39.8	$39.7

Capital expenditures
Olin Brass	$16.9	$18.3	$11.7
Chase Brass	5.3	7.2	5.8
A.J. Oster	1.1	0.6	0.6
Corporate and Eliminations	0.1	0.1	0.5

Total capital expenditures	$23.4	$26.2	$18.6

As discussed in note 2, the Company’s consolidated statements of cash flows for the years ended December 31, 2013 and 2012 reflect revisions to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The Company increased its capital expenditures for its Chase Brass segment by $0.3 million to $7.2 million for the year ended December 31, 2013. The Company increased its capital expenditures for its Olin Brass segment by $0.3 million to $18.3 million for the year ended December 31, 2013. The Company decreased its capital expenditures for its Chase Brass segment by $1.0 million to $5.8 million for the year ended December 31, 2012. The Company decreased its capital expenditures for its Olin Brass segment by $0.8 million to $11.7 million for the year ended December 31, 2012.

	As of December 31,
	2014	2013
Total Assets
Olin Brass	$258.2	$262.9
Chase Brass	125.6	124.9
A.J. Oster	92.0	86.3
Corporate and Eliminations	100.7	74.6

Total assets	$576.5	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

(in millions)	Year Ended December 31,
	2014	2013	2012
Net sales:
United States	$1,613.9	$1,660.1	$1,556.9
Asia Pacific	50.6	56.5	53.6
Mexico	46.9	41.9	40.0

Total net sales	$1,711.4	$1,758.5	$1,650.5

Substantially all long-lived assets are maintained in the United States.

During the year ended December 31, 2013, net sales to one major customer amounted to $182.4 million, which represents 10.4% of the Company’s consolidated net sales to external customers for 2013. The Company’s Olin Brass segment sells to this major customer. No customer represented 10 percent or more of consolidated revenues during the years ended December 31, 2014 or 2012.

19.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding and diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include nonvested share awards and stock options for which the exercise price was less than the average market price of the Company’s outstanding common stock. Nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company:

(in millions, except per share data)	Year Ended December 31,
	2014	2013	2012
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$10.4	$12.5

Denominator
Weighted-average common shares outstanding	21.2	21.1	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1	—

Weighted-average common shares outstanding, assuming dilution	21.3	21.2	21.1

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.50	$0.49	$0.59
Diluted	$1.49	$0.49	$0.59

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options, vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the year ended December 31, 2014 and 2013 excludes stock options to purchase 147,136 and 3,451 shares, respectively, because they were anti-dilutive.

20.	Share-based Compensation

The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013. The 2013 Plan provides for an aggregate of 1,111,053 shares of Global Brass and Copper Holdings, Inc.’s common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance-based shares and other equity-based awards. Pursuant to the 2013 Plan, in the years ended December 31, 2014 and 2013, the Company granted non-qualified options, restricted stock and performance-based shares to certain employees and members of the Company’s management and its Board of Directors. At December 31, 2014, 628,764 shares were available for future grant in the form of options, restricted shares or stock appreciation rights.

The Company will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock or treasury stock.

Stock Options

The exercise prices of stock options are equal to no less than the fair market value of common stock at the time of grant. Stock options will generally vest in three equal installments on the anniversary of the date of grant and have a maximum term of ten years. Management uses the straight-line attribution method to recognize expense for all stock options. Stock options are generally subject to immediate forfeiture if employment terminates prior to vesting, except under certain conditions, in which case the options expire no more than 90 days after the date of such termination. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average inputs for the option pricing model:

	2014	2013
Expected volatility	53%	55%
Risk-free interest rate	2.2%	1.3%
Dividend yield	0.9%	1.3%
Expected term	6.0 years	6.0 years

Because the Company has only been a public company since May 2013, there is limited historical data on the volatility of its common stock. As a result, the expected volatility of the 2014 and 2013 option grants was estimated based on the average volatility of the common stock of a group of its publicly traded peers.

The risk-free interest rate assumption in the Black-Scholes option-pricing model is based upon the U.S. Treasury bond rate consistent with the expected term assumption. The dividend yield assumption is based on Global Brass and Copper Holdings, Inc.’s expectation of dividend payouts.

Because the Company has only very limited historical information concerning stock option exercise behavior by its employees and such information is not readily available from a peer group of companies, the expected term was estimated using the “simplified” method permitted by Staff Accounting Bulletin Topic 14 issued by the Securities and Exchange Commission (“SEC”).

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

A summary of the stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	—	$—
Granted	107,895	11.27
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2013	107,895	$11.27	9.4	$0.6

Granted	143,685	16.06
Exercised	(11,605)	11.00
Forfeited or expired	—	—

Outstanding at December 31, 2014	239,975	$14.15	8.9	$0.2

Options exercisable at December 31, 2014	39,832	$11.25	8.4	$0.1

The weighted-average grant date fair value of stock options granted during 2014 and 2013 was $7.64 and $5.21, respectively.

As of December 31, 2014, the Company had $0.9 million of total unrecognized compensation expense related to stock option grants that will be recognized over the weighted average period of 1.9 years.

Restricted Stock

Restricted stock is granted to certain employees and non-employee directors and the cost of these awards is determined using the market price of the Company’s common stock on the date of grant. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock awards granted to employees vest over periods ranging from one to three years after the grant date, and awards granted to non-employee directors generally vest from 218 days to one year following the grant date. Management uses the straight-line attribution method to recognize expense for all restricted stock awards. The awards are generally subject to forfeiture if employment terminates prior to vesting, except under certain conditions. The cash dividends on restricted stock shares are forfeitable, and payments of cash dividends on restricted stock shares are withheld until the shares vest. Compensation is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in restricted stock under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock—December 31, 2012	—	$—
Granted	141,486	11.34
Vested	(10,938)	11.00
Forfeited	—	—

Nonvested restricted stock—December 31, 2013	130,548	$11.37

Granted	104,563	15.66
Vested	(106,010)	11.43
Forfeited	(7,952)	14.30

Nonvested restricted stock—December 31, 2014	121,149	$14.83

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

The total fair value of restricted stock that vested during 2014 and 2013 was $1.7 million and $0.2 million, respectively.

At December 31, 2014, total unrecognized compensation cost related to nonvested restricted stock was $1.1 million and is expected to be recognized over a weighted average period of 1.7 years.

Performance Shares

The fair value of performance share grants is determined based on the market price of the Company’s common stock on the date of grant. The number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to the established financial targets. For the performance shares issued in 2014 and 2013, the financial target is the Company’s return on net assets (“RONA”) as of the end of 2014 and 2013, respectively. The number of shares earned in each year could range from 0% to 205% of the performance shares granted and the amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. The number of performance shares earned generally vest in three equal installments on the anniversary date of the grant. Performance shares that have not vested are generally subject to forfeiture if employment terminates, except under certain conditions. Cash dividends accrue on performance shares once the performance conditions have been met, but the dividends are forfeitable if the performance shares do not vest. The Company recognizes compensation expense related to performance share grants using the graded-vesting method over the vesting periods.

A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares—December 31, 2012	—	$—
Granted	103,273	11.35
Vested	(3,646)	13.14
Unearned or forfeited (a)	(81,461)	11.28

Nonvested performance shares—December 31, 2013	18,166	$11.31

Granted	257,067	16.06
Vested	(6,059)	11.31
Unearned or forfeited (a)	(257,067)	16.06

Nonvested performance shares—December 31, 2014	12,107	$11.31

(a)	Includes shares granted in 2014 and 2013 that were not earned based on performance provisions of the award grants.

The total fair value of performance shares that vested during 2014 and 2013 was $0.1 million.

At December 31, 2014, total unrecognized compensation cost related to the performance share awards granted of approximately $0.1 million is expected to be recognized over a weighted average period of 1.1 years.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

Share-Based Compensation Expense

The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to the Company’s stock options, restricted stock and performance share awards:

(in millions)	Year Ended December 31,
	2014	2013
Stock options	$0.5	$0.2
Restricted stock	1.1	0.9
Performance shares	0.1	0.1

Total pre-tax share-based compensation expense	$1.7	$1.2

Net tax benefit related to share-based compensation expense	$0.7	$0.5

Tax benefits realized from the exercise of stock options and the vesting of restricted stock and performance shares were $0.6 million in 2014. No tax benefits were realized in 2013, because no stock options were exercised and the compensation cost for restricted stock and performance shares that vested was not currently deductible.

21.	Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued Senior Secured Notes as further described in the notes to the consolidated financial statements. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt, as such term is defined under the Indenture (individually, a “Guarantor” and collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

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

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

As discussed in note 2, the Company’s consolidated statements of cash flows for years ended December 31, 2013 and 2012 reflect revisions to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The revision resulted in an increase of $0.6 million and a decrease of $1.8 million to the Company’s and Guarantor Subsidiaries “net cash provided by operating activities” for the years ended December 31, 2013 and 2012, respectively, with a corresponding increase and decrease to “net cash used in investing activities”, respectively. The Company will also revise the Guarantor Subsidiaries column for the same quarterly periods and for the same amounts as discussed elsewhere in these notes to the consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6
Accounts receivable, net of allowance	—	2.6	131.6	18.1	—	152.3
Inventories	—	—	173.5	15.8	(0.3)	189.0
Prepaid expenses and other current assets	—	10.1	16.0	0.1	—	26.2
Deferred income taxes	—	30.1	—	—	—	30.1
Income tax receivable	—	8.4	—	—	(0.1)	8.3

Total current assets	—	88.8	324.9	38.6	(1.8)	450.5

Property, plant and equipment, net	—	0.7	102.4	0.4	—	103.5
Investment in joint venture	—	—	2.0	—	—	2.0
Investment in subsidiaries	29.8	752.5	23.1	—	(805.4)	—
Intercompany accounts	—	—	419.3	—	(419.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent assets	—	12.5	2.2	—	—	14.7

Total assets	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	0.6	82.0	1.6	(1.7)	82.5
Accrued liabilities	—	18.4	38.3	0.6	—	57.3
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.2	0.4	(0.1)	0.5

Total current liabilities	—	22.2	121.5	2.6	(1.8)	144.5

Long-term debt	—	375.0	4.8	—	—	379.8
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.2	402.2	—	8.9	(419.3)	—

Total liabilities	8.2	825.5	126.4	11.5	(421.1)	550.5

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	21.6	29.8	752.5	23.1	(805.4)	21.6
Noncontrolling interest	—	—	—	4.4	—	4.4

Total equity / (deficit)	21.6	29.8	752.5	27.5	(805.4)	26.0

Total liabilities and equity / (deficit)	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3.3	$3.9	$3.6	$—	$10.8
Accounts receivable, net of allowance	—	5.2	150.3	16.3	—	171.8
Inventories	—	0.1	172.4	18.4	—	190.9
Prepaid expenses and other current assets	—	8.9	13.1	0.2	—	22.2
Deferred income taxes	—	32.2	—	—	—	32.2
Income tax receivable	—	4.3	—	—	—	4.3

Total current assets	—	54.0	339.7	38.5	—	432.2

Property, plant and equipment, net	—	0.9	86.7	0.4	—	88.0
Investment in joint venture	—	—	2.2	—	—	2.2
Investment in subsidiaries	0.2	646.6	21.1	—	(667.9)	—
Intercompany accounts	—	—	310.5	—	(310.5)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	15.1	1.5	—	—	16.6

Total assets	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Liabilities and (deficit) / equity
Current liabilities:
Accounts payable	$—	$0.3	$83.4	$1.7	$—	$85.4
Accrued liabilities	—	18.7	36.7	0.7	—	56.1
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	0.1	0.1	0.3	—	0.5

Total current liabilities	—	22.4	120.2	2.7	—	145.3

Long-term debt	—	380.5	—	—	—	380.5
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Intercompany accounts	7.6	291.8	—	11.1	(310.5)	—

Total liabilities	7.6	721.0	120.2	13.8	(310.5)	552.1

Global Brass and Copper Holdings, Inc. stockholders’ (deficit) / equity	(7.4)	0.2	646.6	21.1	(667.9)	(7.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total (deficit) / equity	(7.4)	0.2	646.6	25.1	(667.9)	(3.4)

Total liabilities and (deficit) / equity	$0.2	$721.2	$766.8	$38.9	$(978.4)	$548.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Operations Year Ended December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,641.3	$97.6	$(27.5)	$1,711.4
Cost of sales	—	1.0	1,483.7	89.6	(27.5)	1,546.8

Gross profit (loss)	—	(1.0)	157.6	8.0	—	164.6
Selling, general and administrative expenses	1.1	18.2	54.3	3.3	—	76.9

Operating income (loss)	(1.1)	(19.2)	103.3	4.7	—	87.7
Interest expense	—	39.3	0.3	—	—	39.6
Other (income) expense, net	—	0.4	0.1	—	—	0.5

Income (loss) before provision for (benefit from) income taxes and equity income	(1.1)	(58.9)	102.9	4.7	—	47.6
Provision for (benefit from) income taxes	(0.5)	(20.9)	36.6	1.4	—	16.6

Income (loss) before equity income	(0.6)	(38.0)	66.3	3.3	—	31.0
Equity income, net of tax	32.3	70.3	4.0	—	(105.5)	1.1

Net income	31.7	32.3	70.3	3.3	(105.5)	32.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$32.3	$70.3	$2.9	$(105.5)	$31.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Operations
(in millions)	Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,693.9	$98.4	$(33.8)	$1,758.5
Cost of sales	—	0.1	1,519.3	90.6	(33.8)	1,576.2

Gross profit (loss)	—	(0.1)	174.6	7.8	—	182.3
Selling, general and administrative expenses	5.9	36.8	65.1	3.0	—	110.8

Operating income (loss)	(5.9)	(36.9)	109.5	4.8	—	71.5
Interest expense	—	39.8	—	—	—	39.8
Other (income) expense, net	—	0.4	(0.1)	—	—	0.3

Income (loss) before provision for (benefit from) income taxes and equity income	(5.9)	(77.1)	109.6	4.8	—	31.4
Provision for (benefit from) income taxes	(2.3)	(20.9)	43.9	1.5	—	22.2

Income (loss) before equity income	(3.6)	(56.2)	65.7	3.3	—	9.2
Equity income, net of tax	14.0	70.2	4.5	—	(87.2)	1.5

Net income	10.4	14.0	70.2	3.3	(87.2)	10.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$14.0	$70.2	$3.0	$(87.2)	$10.4

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Operations
(in millions)	Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,584.3	$93.7	$(27.5)	$1,650.5
Cost of sales	—	0.1	1,409.6	85.1	(27.5)	1,467.3

Gross profit (loss)	—	(0.1)	174.7	8.6	—	183.2
Selling, general and administrative expenses	1.4	30.8	57.9	2.6	—	92.7

Operating income (loss)	(1.4)	(30.9)	116.8	6.0	—	90.5
Interest expense	—	39.7	—	—	—	39.7
Loss on extinguishment of debt	—	19.6	—	—	—	19.6
Other (income) expense, net	—	0.7	(0.1)	(0.5)	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(1.4)	(90.9)	116.9	6.5	—	31.1
Provision for (benefit from) income taxes	(0.5)	(30.1)	47.8	2.0	—	19.2

Income (loss) before equity income	(0.9)	(60.8)	69.1	4.5	—	11.9
Equity income, net of tax	13.4	74.2	5.1	—	(91.7)	1.0

Net income	12.5	13.4	74.2	4.5	(91.7)	12.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Net income attributable to Global Brass and Copper Holdings, Inc.	$12.5	$13.4	$74.2	$4.1	$(91.7)	$12.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Comprehensive Income
(in millions)	Year Ended December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31.7	$32.3	$70.3	$3.3	$(105.5)	$32.1
Foreign currency translation adjustment, net of tax	(1.1)	(1.1)	(1.7)	(1.2)	4.0	(1.1)

Comprehensive income	30.6	31.2	68.6	2.1	(101.5)	31.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$30.6	$31.2	$68.6	$1.7	$(101.5)	$30.6

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10.4	$14.0	$70.2	$3.3	$(87.2)	$10.7
Foreign currency translation adjustment, net of tax	(1.0)	(1.0)	(1.6)	0.3	2.4	(0.9)

Comprehensive income	9.4	13.0	68.6	3.6	(84.8)	9.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.4	$13.0	$68.6	$3.2	$(84.8)	$9.4

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12.5	$13.4	$74.2	$4.5	$(91.7)	$12.9
Foreign currency translation adjustment, net of tax	(0.4)	(0.4)	(0.6)	1.1	(0.1)	(0.4)

Comprehensive income	12.1	13.0	73.6	5.6	(91.8)	12.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.1	$13.0	$73.6	$5.2	$(91.8)	$12.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$3.3	$43.1	$22.1	$0.6	$(4.6)	$64.5
Cash flows from investing activities
Capital expenditures	—	(0.1)	(23.1)	(0.2)	—	(23.4)
Proceeds from sale of property, plant and equipment	—	—	1.1	—	—	1.1

Net cash used in investing activities	—	(0.1)	(22.0)	(0.2)	—	(22.3)
Cash flows from financing activities
Borrowings on ABL Facility	—	248.4	—	—	—	248.4
Payments on ABL Facility	—	(253.9)	—	—	—	(253.9)
Principal payments under capital lease obligation	—	—	(0.2)	—	—	(0.2)
Dividends paid	(3.2)	(3.2)	—	—	3.2	(3.2)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Share repurchases	(0.4)	—	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(3.3)	(8.7)	(0.2)	—	3.2	(9.0)
Effect of foreign currency exchange rates	—	—	—	0.6	—	0.6

Net increase (decrease) in cash	—	34.3	(0.1)	1.0	(1.4)	33.8
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8

Cash at end of period	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

(in millions)	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.8	$(0.2)	$29.7	$0.4	$(2.7)	$28.0
Cash flows from investing activities
Capital expenditures	—	(0.1)	(26.0)	(0.1)	—	(26.2)
Payable to / receivable from subsidiaries	(4.9)	4.9	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Net cash used in investing activities	(4.9)	4.8	(25.8)	(0.1)	—	(26.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	420.8	—	—	—	420.8
Payments on ABL Facility	—	(429.8)	—	—	—	(429.8)
Dividends paid	(0.8)	(0.8)	—	(2.0)	2.8	(0.8)
Net payments (amounts due) from stockholder	4.9	—	—	—	—	4.9

Net cash provided by (used in) financing activities	4.1	(9.8)	—	(2.0)	2.8	(4.9)
Effect of foreign currency exchange rates	—	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash	—	(5.2)	3.9	(1.9)	0.1	(3.1)
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9

Cash at end of period	$—	$3.3	$3.9	$3.6	$—	$10.8

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
(in millions)	Year Ended December 31, 2012
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$73.6	$58.0	$18.0	$1.3	$(70.8)	$80.1
Cash flows from investing activities
Capital expenditures	—	(0.5)	(18.0)	(0.1)	—	(18.6)
Capital distributions from subsidiary	86.4	—	—	—	(86.4)	—
Payable to subsidiaries	2.5	—	—	—	(2.5)	—
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—

Net cash used in investing activities	88.9	(0.5)	(18.0)	(0.1)	(88.9)	(18.6)
Cash flows from financing activities
Deferred financing fees	—	(12.9)	—	—	—	(12.9)
Proceeds from senior secured notes	—	375.0	—	—	—	375.0
Payments on term loan	—	(310.9)	—	—	—	(310.9)
Borrowings on ABL Facility	—	204.3	—	—	—	204.3
Payments on ABL Facility	—	(189.8)	—	—	—	(189.8)
Distribution to stockholder	(160.0)	(160.0)	—	—	160.0	(160.0)
Net payments (amounts due) from stockholder	(2.5)	—	—	—	—	(2.5)

Net cash provided by (used in) financing activities	(162.5)	(94.3)	—	—	160.0	(96.8)
Effect of foreign currency exchange rates	—	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash	—	(36.8)	—	0.9	0.3	(35.6)
Cash at beginning of period	—	45.3	—	4.6	(0.4)	49.5

Cash at end of period	$—	$8.5	$—	$5.5	$(0.1)	$13.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements

22.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)	2014
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Net sales	$443.8	$440.5		$436.8	$390.3
Gross profit	43.6	44.2		44.6	32.2	(A)
Income before provision for income taxes and equity income	14.8	14.4		15.7	2.7
Net income	9.8	9.1		10.3	2.9
Net income attributable to Global Brass and Copper Holdings, Inc.	9.7	9.0		10.2	2.8
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.46	0.42		0.48	0.13
Diluted	0.46	0.42		0.48	0.13

	2013
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

Net sales	$445.0	$461.5		$439.2	$412.8
Gross profit	46.9	51.7		45.3	38.4	(C)
Income (loss) before provision for (benefit from) income taxes and equity income	17.1	(11.1	) (B)	15.0	10.4
Net income (loss)	11.5	(17.1)		10.0	6.3
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	11.4	(17.1)		9.9	6.2
Net income (loss) attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.54	(0.81)		0.47	0.29
Diluted	0.54	(0.81)		0.47	0.29

(A)	Includes $0.6 million loss from liquidation of LIFO inventory layers.
(B)	Includes $29.3 million profits interest compensation expense.
(C)	Includes $2.0 million gain from liquidation of LIFO inventory layers.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

As discussed in note 2, the Company has revised its historical consolidated statements of cash flows to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The Company will revise its unaudited consolidated statements of cash flows to increase “net cash provided by (used in) operating activities” by $3.3 million, $1.8 million, and $3.0 million for the nine months ended September 30, 2014, the six months ended June 30, 2014 and the three months ended March 31, 2014, respectively, with a corresponding increase to “net cash used in investing activities” the next time they are filed. The Company will revise its unaudited consolidated statements of cash flows to increase “net cash provided by (used in) operating activities” by $3.7 million, $3.6 million, and $3.5 million for the nine months ended September 30, 2013, the six months ended June 30, 2013 and the three months ended March 31, 2013, respectively, with a corresponding increase to “net cash used in investing activities” the next time they are filed.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Balance Sheets

	As of December 31,
(In millions, except share and par value data)	2014	2013

Assets
Current assets:
Cash	$—	$—

Total current assets	—	—

Investment in subsidiary	29.8	0.2

Total assets	$29.8	$0.2

Liabilities and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$—	$—

Total current liabilities	—	—

Payable to subsidiary	8.2	7.6
Obligations and advances in excess of investment in subsidiary	—	—

Total liabilities	8.2	7.6

Stockholders’ equity / (deficit):
Common stock—$0.01 par value; 80,000,000 shares authorized; 21,369,407 and 21,251,486 shares issued, respectively	0.2	0.2
Additional paid-in capital	32.5	30.5
Accumulated deficit	(10.1)	(38.6)
Treasury stock, at cost; 29,200 and 0 shares, respectively	(0.4)	—
Accumulated other comprehensive (loss) income	(0.6)	0.5

Total stockholders’ equity / (deficit)	21.6	(7.4)

Total liabilities and stockholders’ equity / (deficit)	$29.8	$0.2

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statements of Operations

	Year Ended December 31,
(In millions)	2014	2013	2012

Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	1.1	5.9	1.4

Loss before income taxes and equity income	(1.1)	(5.9)	(1.4)
Benefit from income taxes	(0.5)	(2.3)	(0.5)

Loss before equity income	(0.6)	(3.6)	(0.9)
Equity income, net of tax	32.3	14.0	13.4

Net income	$31.7	$10.4	$12.5

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2014	2013	2012

Net income	$31.7	$10.4	$12.5
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1.1)	(1.0)	(0.4)

Comprehensive income	$30.6	$9.4	$12.1

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013	2012

Net cash provided by operating activities	$3.3	$0.8	$73.6
Cash flows from investing activities
Capital distributions from subsidiary	—	—	86.4
Payable to subsidiary	—	(4.9)	2.5

Net cash (used in) provided by investing activities	—	(4.9)	88.9

Cash flows from financing activities
Distributions to stockholder	—	—	(160.0)
Dividends paid	(3.2)	(0.8)	—
Proceeds from exercise of stock options	0.1	—	—
Excess tax benefit from share-based compensation	0.2	—	—
Share repurchases	(0.4)	—	—
Net payment (amount due) from stockholder	—	4.9	(2.5)

Net cash provided by (used in) financing activities	(3.3)	4.1	(162.5)

Net increase (decrease) in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant

Global Brass and Copper Holdings, Inc. (Parent Company Only)

Notes to Condensed Financial Information of Registrant

December 31, 2014

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

Cash distributions received by the Company from GBC were $3.2 million, $0.8 million and $160.0 million for the year ended December 31, 2014, 2013 and 2012, respectively. The $3.2 million and $0.8 million received for the years ended December 31, 2014 and 2013, respectively, both represented a return on capital. Of the $160.0 million received during the year ended December 31, 2012, $73.6 million represented a return on capital and $86.4 million represented a return of capital.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are defined as controls and other procedures of a reporting company that are designed to ensure that information required to be disclosed by the reporting company in its reports filed or submitted to the SEC under the Exchange Act (such as this Form 10-K) is i) recorded, processed, summarized, and reported in the time periods specified in the SEC’s rules and forms, and ii) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Remediation Efforts

We had previously reported that our internal control over financial reporting was not effective as of June 30, 2014 and September 30, 2014 due to the existence of a material weakness related to deficiencies in the execution, supervision and review related to the financial statement close process of our Olin Brass reportable segment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

With the oversight of senior management and our audit committee, during the third quarter of 2014, management took significant steps to remediate the underlying causes of the material weakness. Steps taken include specific training and communication of our established financial statement close processes and procedures to Olin Brass reportable segment management and financial reporting personnel. Additionally, we implemented formal monitoring and supervision of the execution of monthly reportable segment closing processes and procedures by finance personnel in our corporate office to ensure established monthly closing processes at our Olin Brass reportable segment are properly executed on a timely basis and documentation of the execution and completion of the closing procedures is maintained. Further, we hired additional finance personnel in our Olin Brass operating segment to ensure adequate staffing is in place to properly complete monthly closing processes. Management believes that the actions described above have been fully implemented and tested and that the material weakness in our internal control over financial reporting has now been remediated.

For additional information regarding the material weakness identified by management, see our Form 10-Qs for the quarters ended June 30, 2014 and September 30, 2014 filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Information regarding our management and directors, included under the heading “Directors, Executive Officers and Corporate Governance”, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Audit Committee

Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

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

Item 11. Executive Compensation.

Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014. Information with respect to securities authorized for issuance under equity compensation plans, included under the heading “Equity Compensation Plan Information Table” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services.

Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements, notes, and financial statements schedule are contained in a separate section of this Annual Report:

(b)	Other than as stated in the Index to Consolidated Financial Statements in Item 15(a)(1) above with respect to Schedule I, financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(c)	Exhibits

Exhibit Number	Description

2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2*********	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

4.2***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

Exhibit Number	Description

10.1****	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

10.2**	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

10.3******	Employment Agreement between Global Brass and Copper, Inc. and John J. Wasz, dated May 8, 2014

10.4*******	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014.

10.5*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

10.6**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.7	Severance Agreement, by and between Scott B. Hamilton and Global Brass and Copper, Inc., dated October 10, 2011.

10.8	Severance Agreement, by and between Kevin W. Bense and Global Brass and Copper, Inc., dated September 20, 2013.

10.9	Severance Agreement, by and between William G. Toler and Global Brass and Copper, Inc., dated September 9, 2013.

10.10***	Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated August 18, 2010.

10.11***	Amendment No. 1 to Amended and Restated Loan and Security Agreement and Waiver, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated May 13, 2011.

10.12***	Amendment No. 2 to Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated October 26, 2011.

10.13***	Amendment No. 3 to Amended and Restated Loan and Security Agreement, by and among Global Brass and Copper, Inc., Chase Brass and Copper Company, LLC, GBC Metals, LLC, Chase Brass, LLC, A.J. Oster, LLC, Global Brass and Copper Holdings, Inc., other guarantors, and Wells Fargo Bank, National Association and other lenders, dated June 1, 2012.

10.14***	Senior Lien Intercreditor Agreement, among Wells Fargo Bank, National Association, Global Brass and Copper, Inc., Global Brass and Copper Holdings, Inc., and the Subsidiaries of Global Brass and Copper Holdings, Inc. named therein dated as of June 1, 2012.

10.15***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

10.16***	Exchange and Registration Rights Agreement, by and among Global Brass and Copper, Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, dated June 1, 2012.

10.17***	Pledge and Security Agreement, between each guarantor party thereto and Wells Fargo Bank, National Association, dated as of June 1, 2012.

Exhibit Number	Description

10.18*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.19*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

10.20****	Form of Indemnity Agreement.

10.21*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.22********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.23********	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.24********	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.25********	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed with Amendment No. 3 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on September 18, 2013 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 14, 2014 and incorporated by reference herein.

*******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
*********	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 10, 2015 and incorporated by reference herein.
^	Compensatory plan or arrangement
†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Robert T. Micchelli
Robert T. Micchelli
Chief Financial Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on March 16, 2015.

Name	Position

/s/ John J. Wasz John J. Wasz	Chief Executive Officer and President (principal executive officer) and Director

/s/ Robert T. Micchelli Robert T. Micchelli	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ John H. Walker John H. Walker	Chairman of the Board

/s/ Vicki L. Avril Vicki L. Avril	Director

/s/ Donald L. Marsh Donald L. Marsh	Director

/s/ Bradford T. Ray Bradford T. Ray	Director

/s/ Martin E. Welch, III Martin E. Welch, III	Director

/s/ Ronald C. Whitaker Ronald C. Whitaker	Director