Form 10-Q
period 2015-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2015-05-11
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On April 30, 2015, there were 21,488,812 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

March 31, 2015

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash	$52.1	$44.6	$16.9
Accounts receivable (net of allowance of $1.0, $1.0 and $1.0 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively)	191.9	152.3	214.9
Inventories	184.8	189.0	196.3
Prepaid expenses and other current assets	34.0	26.2	32.7
Deferred income taxes	30.2	30.1	32.6
Income tax receivable	4.0	8.3	5.2

Total current assets	497.0	450.5	498.6

Property, plant and equipment, net	102.2	103.5	91.3
Investment in joint venture	1.7	2.0	2.5
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.6	0.6	0.7
Deferred income taxes	1.0	0.8	4.6
Other noncurrent assets	14.0	14.7	16.0

Total assets	$620.9	$576.5	$618.1

Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$1.0	$1.0	$—
Accounts payable	98.4	82.5	106.6
Accrued liabilities	70.4	57.3	68.6
Accrued interest	12.1	3.2	12.2
Income tax payable	0.2	0.5	0.4

Total current liabilities	182.1	144.5	187.8

Long-term debt	379.6	379.8	398.0
Deferred income taxes	0.2	0.8	—
Other noncurrent liabilities	25.4	25.4	26.3

Total liabilities	587.3	550.5	612.1

Commitments and contingencies (Note 10)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,513,021, 21,369,407 and 21,266,737 shares issued at March 31, 2015, December 31, 2014 and March 31, 2014, respectively	0.2	0.2	0.2
Additional paid-in capital	33.2	32.5	31.0
Accumulated deficit	(2.8)	(10.1)	(29.7)
Treasury stock - 32,344, 29,200 and 0 shares at March 31, 2015, December 31, 2014 and March 31, 2014, respectively	(0.5)	(0.4)	—
Accumulated other comprehensive (loss) income	(0.8)	(0.6)	0.4

Total Global Brass and Copper Holdings, Inc. stockholders’ equity	29.3	21.6	1.9
Noncontrolling interest	4.3	4.4	4.1

Total equity	33.6	26.0	6.0

Total liabilities and equity	$620.9	$576.5	$618.1

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014

Net sales	$400.2	$443.8

Cost of sales	356.3	400.2

Gross profit	43.9	43.6

Selling, general and administrative expenses	21.4	18.8

Operating income	22.5	24.8

Interest expense	10.0	9.9

Other expense, net	0.1	0.1

Income before provision for income taxes and equity income	12.4	14.8

Provision for income taxes	4.5	5.3

Income before equity income	7.9	9.5

Equity income, net of tax	0.2	0.3

Net income	8.1	9.8

Less: Net income attributable to noncontrolling interest	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	$9.7

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.38	$0.46
Diluted	$0.38	$0.46
Weighted average common shares outstanding:
Basic	21.2	21.1
Diluted	21.3	21.2

Dividends declared per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014

Net income	$8.1	$9.8

Other comprehensive loss:

Foreign currency translation adjustment	(0.2)	(0.2)

Less: Income tax benefit on foreign currency translation adjustment	(0.1)	(0.1)

Comprehensive income	8.0	9.7

Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$7.9	$9.6

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

(In millions)	Common stock	Additional paid-in capital	(Accumulated deficit)/ retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)

Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$(7.4)	$4.0	$(3.4)

Share-based compensation (3,646 shares)	—	0.3	—	—	—	0.3	—	0.3

Exercise of stock options (11,605 shares)	—	0.1	—	—	—	0.1	—	0.1
Excess tax benefit on share-based compensation	—	0.1	—	—	—	0.1	—	0.1

Dividends declared	—	—	(0.8)	—	—	(0.8)	—	(0.8)

Net income	—	—	9.7	—	—	9.7	0.1	9.8

Other comprehensive (loss) income, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)

Balance at March 31, 2014	$0.2	$31.0	$(29.7)	$—	$0.4	$1.9	$4.1	$6.0

Balance at December 31, 2014	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0

Share-based compensation (143,614 shares)	—	0.7	—	—	—	0.7	—	0.7

Share repurchases (3,144 shares)	—	—	—	(0.1)	—	(0.1)	—	(0.1)

Dividends declared	—	—	(0.8)	—	—	(0.8)	—	(0.8)

Distribution to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)

Net income	—	—	8.1	—	—	8.1	—	8.1

Other comprehensive (loss) income, net of tax	—	—	—	—	(0.2)	(0.2)	0.1	(0.1)

Balance at March 31, 2015	$0.2	$33.2	$(2.8)	$(0.5)	$(0.8)	$29.3	$4.3	$33.6

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$8.1	$9.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	1.9	0.1
Unrealized (gain) loss on derivatives	(1.0)	0.2
Depreciation	3.3	2.3
Amortization of debt issuance costs	0.7	0.6
Share-based compensation expense	0.7	0.3
Excess tax benefit from share-based compensation	—	(0.1)
Deferred income taxes	(0.8)	(0.3)
Loss on disposal of property, plant and equipment	—	0.1
Equity earnings, net of distributions	0.2	(0.3)
Change in assets and liabilities:
Accounts receivable	(39.6)	(43.2)
Inventories	2.2	(5.6)
Prepaid expenses and other current assets	(6.8)	(10.7)
Accounts payable	18.5	23.7
Accrued liabilities	13.5	13.0
Accrued interest	8.9	8.9
Income taxes, net	4.0	(0.9)
Other, net	—	0.1

Net cash provided by (used in) operating activities	13.8	(2.0)
Cash flows from investing activities
Capital expenditures	(5.0)	(8.7)

Net cash used in investing activities	(5.0)	(8.7)
Cash flows from financing activities
Borrowings on ABL Facility	0.3	107.9
Payments on ABL Facility	(0.3)	(90.4)
Principal payments under capital lease obligation	(0.2)	—
Dividends paid	(0.8)	(0.8)
Distribution to noncontrolling interest owner	(0.2)	—
Proceeds from exercise of stock options	—	0.1
Excess tax benefit from share-based compensation	—	0.1
Share repurchases	(0.1)	—

Net cash (used in) provided by financing activities	(1.3)	16.9
Effect of foreign currency exchange rates	—	(0.1)

Net increase in cash	7.5	6.1
Cash at beginning of period	44.6	10.8

Cash at end of period	$52.1	$16.9

Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.0	$1.7

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”).

These unaudited consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions relative to wholly- and majority-owned subsidiaries have been eliminated. The equity method is used to account for investments in affiliated companies that are 20% to 50% owned where we do not hold a controlling voting interest and do not direct the matters that most significantly impact the investee’s operations.

The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revision of Prior Period Statements of Cash Flows

We revised our consolidated statement of cash flows for the three months ended March 31, 2014 to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. These non-cash purchases were previously reflected as a component of net cash used in operating activities and net cash used in investing activities. We assessed the materiality of this error and determined that the error is not material to any previously reported annual or interim financial statements. The revision of prior reported amounts has no impact on the reported change in cash or amounts reported in the consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in equity (deficit).

For the three months ended March 31, 2014, the correction to cash flows from operating activities was to adjust the cash effect of the change in accounts payable and the change in accrued liabilities by $2.5 million and $0.5 million, respectively, from $21.2 million and $12.5 million, respectively, to $23.7 million and $13.0 million, respectively. The correction to cash flows from investing activities was to adjust capital expenditures by $3.0 million, from $5.7 million to $8.7 million. The revision resulted in a decrease of $3.0 million to the Company’s “net cash used in operating activities” for the three months ended March 31, 2014, with a corresponding decrease to “net cash used in investing activities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued and Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-03 requires retrospective adoption. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also will result in enhanced disclosures about revenue and provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications). ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

2.	Inventories

Inventories were as follows:

	As of
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Raw materials and supplies	$32.5	$29.7	$41.8
Work-in-process	69.8	78.7	75.1
Finished goods	82.5	80.6	79.4

Total inventories	$184.8	$189.0	$196.3

Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of raw material costs. The metals component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 70% of total inventory at March 31, 2015, December 31, 2014 and March 31, 2014. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2015 and 2014, we reduced the recorded value of certain domestic non-copper metal inventory by $1.9 million and $0.1 million, respectively, resulting from the decline in market value of these metals. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statements of operations.

If all inventories had been valued at period-end market values, inventories would have been approximately $265.2 million, $280.1 million and $299.2 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows:

	As of
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Deferred cost of sales - toll customers	$20.1	$12.7	$19.8
Workers’ compensation plan deposits	6.9	6.2	6.4
Derivative contract assets	1.9	1.3	1.2
Prepaid insurance	1.8	2.8	1.9
Prepaid tooling	0.7	1.2	1.1
Other	2.6	2.0	2.3

Total prepaid expenses and other current assets	$34.0	$26.2	$32.7

4.	Investment in Joint Venture

During March 2015, we entered into an agreement to sell our 50% share of Dowa Olin Metal Corporation (the “Dowa Joint Venture”) to our joint venture partner, DOWA Metaltech Co. Ltd. (“Dowa Co.”) for $8.0 million. The transaction closed on April 3, 2015 and we collected the proceeds in full. Upon the closing of the transaction, we no longer own any portion of the Dowa Joint Venture. We expect to recognize a gain of $6.3 million and related tax expense of $1.5 million on the sale during the second quarter of 2015.

During the three months ended March 31, 2015, we received cash dividends from the Dowa Joint Venture of $0.4 million, which were recorded as a reduction in our investment in the Dowa Joint Venture. No dividends were received during the three months ended March 31, 2014.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Compensation and benefits	$24.6	$18.1	$23.3
Deferred sales revenue - toll customers	20.1	12.7	20.2
Workers’ compensation	13.5	14.2	14.4
Insurance	2.4	2.5	2.3
Professional fees	2.3	2.1	1.7
Utilities	1.8	1.5	2.5
Taxes	1.6	1.7	1.0
Tooling	0.5	0.8	0.7
Other	3.6	3.7	2.5

Total accrued liabilities	$70.4	$57.3	$68.6

6.	Financing

Long-term debt consisted of the following:

	As of
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Senior Secured Notes	$375.0	$375.0	$375.0
ABL Facility	—	—	23.0
Obligations under capital lease	5.6	5.8	—

	380.6	380.8	398.0
Less: Current maturities of capital lease obligations	1.0	1.0	—

Total long-term debt	$379.6	$379.8	$398.0

Senior Secured Notes

We have $375.0 million of senior secured notes outstanding that mature on June 1, 2019 (the “Senior Secured Notes”) and are guaranteed by Holdings. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.

The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of March 31, 2015, all of the net assets of the subsidiaries are restricted except for $59.3 million, which are permitted for dividend distributions under the Indenture. As of March 31, 2015, we were in compliance with all of the covenants relating to the Indenture.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

ABL Facility

Available borrowings under our asset-based revolving loan facility (the “ABL Facility”) were $200.0 million, $199.5 million and $176.5 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. As of March 31, 2015, December 31, 2014 and March 31, 2014, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.

The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of March 31, 2015, we were in compliance with all of the covenants under the ABL Facility.

7.	Income Taxes

The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 36.3% and 35.8% for the three months ended March 31, 2015 and 2014, respectively. There was no material difference between the effective tax rate and the projected blended statutory tax rate for the three months ended March 31, 2015 or 2014.

As of March 31, 2015, December 31, 2014 and March 31, 2014, we had $25.2 million, $25.2 million and $26.0 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three months ended March 31, 2015 or March 31, 2014. Accrued interest and penalties as of March 31, 2015, December 31, 2014 and March 31, 2014 was $0.1 million. Our liability for uncertain tax positions of $25.3 million, $25.3 million and $26.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.

Our U.S. federal returns for the period ended December 31, 2011 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2010 and all subsequent periods remain open for audit.

8.	Derivative Contracts

We maintain a metal, natural gas and electricity pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from volatility of the commodity indices.

By using derivative contracts to limit exposures to fluctuations in metal, natural gas and electricity prices, we are exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in commodity price. We manage the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We manage credit risk associated with derivative contracts by only executing derivative instruments with counterparties with investment-grade credit ratings. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the Company pursuant to terms of the derivative contracts, if any. If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties, if any, with any amounts payable to the counterparties by the Company.

The following tables provide a summary of our outstanding commodity derivative contracts:

(in millions, except for number of contracts)
	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$16.0	471	$13.4	400	$7.9	469
Natural Gas	1.9	57	2.6	78	1.1	37
Electricity	4.2	56	5.9	77	2.3	39

Total	$22.1	584	$21.9	555	$11.3	545

	As of
(in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Notional Amount - Long	$30.4	$29.9	$25.9
Notional Amount - Short	(8.3)	(8.0)	(14.6)

Total	$22.1	$21.9	$11.3

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

	As of March 31, 2015
(in millions)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet

Metal	$1.2	$(1.2)	$—

Natural gas	—	—	—

Electricity	0.1	(0.1)	—

Collateral on deposit	2.9	(1.0)	1.9

Total	$4.2	$(2.3)	$1.9

Consolidated balance sheet location:
Prepaid expenses and other current assets		$1.9

Total		$1.9

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet

Metal	$1.2	$(1.2)	$—

Natural gas	0.6	(0.6)	—

Electricity	0.5	(0.5)	—

Total	$2.3	$(2.3)	$—

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2014
(in millions)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet

Metal	$0.5	$(0.5)	$—

Natural gas	—	—	—

Electricity	0.2	(0.2)	—

Collateral on deposit	3.3	(2.0)	1.3

Total	$4.0	$(2.7)	$1.3

Consolidated balance sheet location:
Prepaid expenses and other current assets		$1.3

Total		$1.3

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet

Metal	$1.4	$(1.4)	$—

Natural gas	0.7	(0.7)	—

Electricity	0.6	(0.6)	—

Total	$2.7	$(2.7)	$—

	As of March 31, 2014
(in millions)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet

Metal	$1.2	$(1.1)	$0.1

Natural gas	0.2	—	0.2

Electricity	0.3	—	0.3

Collateral on deposit	0.6	—	0.6

Total	$2.3	$(1.1)	$1.2

Consolidated balance sheet location:
Prepaid expenses and other current assets		$1.2

Total		$1.2

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet

Metal	$1.1	$(1.1)	$—

Natural gas	—	—	—

Electricity	—	—	—

Total	$1.1	$(1.1)	$—

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Three Months Ended March 31,
	2015	2014
Losses (gains) in cost of sales for:
Metal	$(0.5)	$0.1
Natural gas	0.1	(0.2)
Electricity	—	(1.4)

Total	$(0.4)	$(1.5)

9.	Fair Value Measurements

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

As of March 31, 2015, December 31, 2014 and March 31, 2014, the fair value of our commodity derivative contracts was $1.9 million, $1.3 million and $1.2 million, respectively. In accordance with ASC 820, our metal, natural gas and electricity commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.

We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2015 or 2014.

For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short maturities of these instruments. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of March 31, 2015, December 31, 2014 and March 31, 2014, the fair value of our Senior Secured Notes approximated $408.8 million, $405.0 million and $434.1 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

10.	Commitments and Contingencies

Environmental Considerations

We are subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although we believe we are in material compliance with all of the various regulations applicable to our business, there can be no assurance that requirements will not change in the future or that we will not incur significant costs to comply with such requirements. We employ responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. We determine our liability on a location by location basis and record a liability at the time it is deemed probable and can be reasonably estimated. We are currently not aware of any environmental matters which may have a material impact on our financial position, results of operations, or liquidity.

On November 19, 2007 (the date of inception of GBC), we acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify the Company for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut related to environmental conditions at such facilities, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at our properties, we could be required to assume responsibility for these activities, the cost of which could be material.

Insurance Coverage

We maintain Comprehensive Medical Plans for employees of GBC and its subsidiaries (the “Plans”) to provide health insurance for eligible employees on a self-insured basis. The Plans are covered by a stop loss policy for those benefits provided on a self-insured basis with a deductible of $0.3 million per participant for all GBC employees, except for employees of our Chase Brass division, which has a deductible of $0.1 million per participant and a specific stop loss maximum of $2.0 million.

We are self-insured for workers’ compensation claims assumed from the predecessor company for activity prior to November 19, 2007. Workers’ compensation claims relating to activity after November 19, 2007 are covered by a loss funding insurance arrangement whereby we make a fixed payment to the insurer which is used to pay submitted claims. We are self-insured for annual workers’ compensation costs relating to activity after November 19, 2007 of up to $0.5 million per occurrence.

Legal Considerations

We are party to various legal proceedings arising in the ordinary course of business. We believe that none of our lawsuits are individually material or that the aggregate exposure of all of our lawsuits, including those that are probable and those that are only reasonably possible, is material to our financial condition, results of operations or cash flows.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

11.	Segment Information

Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass and A.J. Oster.

Olin Brass is a leading manufacturer and converter of copper and brass sheet, strip and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless, carbon steel and aluminum. Olin Brass’s products are used in five primary markets: building and housing, munitions, automotive, coinage, and electronics/electrical components.

Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics/electrical components and industrial machinery and equipment.

A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip and foil. A.J. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics/electrical components.

Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to our operating segments, share-based compensation expense, costs related to other long-term incentive programs and the elimination of intercompany balances.

The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Adjusted EBITDA.

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, non-cash gains and losses due to the depletion of a LIFO layer of metal inventory, share-based compensation expense, non-cash income accretion related to the Dowa Joint Venture, restructuring and other business transformation charges, specified legal and professional expenses and certain other items, each of which are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income:

(in millions)
	Three Months Ended March 31,
	2015	2014
Net Sales, External Customers
Olin Brass	$169.4	$199.7
Chase Brass	156.0	162.6
A.J. Oster	74.8	81.5

Total net sales, external customers	$400.2	$443.8

Intersegment Net Sales
Olin Brass	$15.3	$13.4
Chase Brass	0.4	—

Total intersegment net sales	$15.7	$13.4

Adjusted EBITDA
Olin Brass	$9.3	$10.1
Chase Brass	21.4	18.4
A.J. Oster	3.5	4.1

Total Adjusted EBITDA of segments	34.2	32.6
Corporate and Other	(4.9)	(3.9)
Depreciation expense	(3.3)	(2.3)
Interest expense	(10.0)	(9.9)
Net income attributable to noncontrolling interest	—	0.1
Unrealized gain (loss) on derivative contracts (a)	1.0	(0.2)
Equity method investment income (b)	—	(0.1)
Specified legal/professional expenses (c)	(1.1)	(1.1)
Lower of cost or market adjustment to inventory (d)	(1.9)	(0.1)
Share-based compensation expense (e)	(0.7)	(0.3)
Restructuring and other business transformation charges (f)	(0.9)	—

Income before provision for income taxes and equity income	$12.4	$14.8

(a)	Represents unrealized gains and losses on derivative contracts.
(b)	Excludes accretion income of $0.2 million in each of the three months ended March 31, 2015 and 2014.
(c)	Specified legal/professional expenses for the three months ended March 31, 2015 include $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

Specified legal/professional expenses for the three months ended March 31, 2014 include $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic non-copper metal inventory.
(e)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(f)	Restructuring and other business transformation charges for the three months ended March 31, 2015 represent severance charges at Olin Brass.

12.	Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding and diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

include nonvested share awards and stock options for which the exercise price was less than the average market price of our outstanding common stock. Nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.

The following table sets forth the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended March 31,
	2015	2014
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	$9.7

Denominator
Weighted-average common shares outstanding	21.2	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1

Weighted-average common shares outstanding, assuming dilution	21.3	21.2

Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.38	$0.46
Diluted	$0.38	$0.46

The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the three months ended March 31, 2015 and 2014 excludes 322,863 shares and 3,451 shares awarded under our equity incentive plan, respectively, because they were anti-dilutive.

13.	Condensed Consolidating Financial Information

In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued the Senior Secured Notes as further described in note 6, “Financing”. The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt, as such term is defined under the Indenture (individually, a “Guarantor” and collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As discussed in note 1, the Company’s consolidated statement of cash flows for three months ended March 31, 2014 reflects revisions to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The revision resulted in a decrease of $3.0 million to the Company’s and Guarantor Subsidiaries “net cash used in operating activities” for the three months ended March 31, 2014, with a corresponding decrease to “net cash used in investing activities”.

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$39.3	$6.0	$8.8	$(2.0)	$52.1
Accounts receivable, net of allowance	—	2.8	174.7	14.4	—	191.9
Inventories	—	—	170.0	17.6	(2.8)	184.8
Prepaid expenses and other current assets	—	10.6	22.8	0.6	—	34.0
Deferred income taxes	—	30.2	—	—	—	30.2
Income tax receivable	—	4.3	—	—	(0.3)	4.0

Total current assets	—	87.2	373.5	41.4	(5.1)	497.0

Property, plant and equipment, net	—	0.6	101.2	0.4	—	102.2
Investment in joint venture	—	—	1.7	—	—	1.7
Investment in subsidiaries	37.7	781.2	22.8	—	(841.7)	—
Intercompany accounts	—	—	428.0	—	(428.0)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	1.0	—	—	—	1.0
Other noncurrent assets	—	11.8	2.2	—	—	14.0

Total assets	$37.7	$881.8	$934.4	$41.8	$(1,274.8)	$620.9

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	3.6	96.5	3.1	(4.8)	98.4
Accrued liabilities	—	18.9	50.9	0.6	—	70.4
Accrued interest	—	12.1	—	—	—	12.1
Income tax payable	—	—	0.1	0.4	(0.3)	0.2

Total current liabilities	—	34.6	148.5	4.1	(5.1)	182.1

Long-term debt	—	375.0	4.6	—	—	379.6
Deferred income taxes	—	0.2	—	—	—	0.2
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.4	409.0	—	10.6	(428.0)	—

Total liabilities	8.4	844.1	153.2	14.7	(433.1)	587.3

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	29.3	37.7	781.2	22.8	(841.7)	29.3
Noncontrolling interest	—	—	—	4.3	—	4.3

Total equity / (deficit)	29.3	37.7	781.2	27.1	(841.7)	33.6

Total liabilities and equity / (deficit)	$37.7	$881.8	$934.4	$41.8	$(1,274.8)	$620.9

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6
Accounts receivable, net of allowance	—	2.6	131.6	18.1	—	152.3
Inventories	—	—	173.5	15.8	(0.3)	189.0
Prepaid expenses and other current assets	—	10.1	16.0	0.1	—	26.2
Deferred income taxes	—	30.1	—	—	—	30.1
Income tax receivable	—	8.4	—	—	(0.1)	8.3

Total current assets	—	88.8	324.9	38.6	(1.8)	450.5

Property, plant and equipment, net	—	0.7	102.4	0.4	—	103.5
Investment in joint venture	—	—	2.0	—	—	2.0
Investment in subsidiaries	29.8	752.5	23.1	—	(805.4)	—
Intercompany accounts	—	—	419.3	—	(419.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent assets	—	12.5	2.2	—	—	14.7

Total assets	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	0.6	82.0	1.6	(1.7)	82.5
Accrued liabilities	—	18.4	38.3	0.6	—	57.3
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.2	0.4	(0.1)	0.5

Total current liabilities	—	22.2	121.5	2.6	(1.8)	144.5

Long-term debt	—	375.0	4.8	—	—	379.8
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.2	402.2	—	8.9	(419.3)	—

Total liabilities	8.2	825.5	126.4	11.5	(421.1)	550.5

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	21.6	29.8	752.5	23.1	(805.4)	21.6
Noncontrolling interest	—	—	—	4.4	—	4.4

Total equity / (deficit)	21.6	29.8	752.5	27.5	(805.4)	26.0

Total liabilities and equity / (deficit)	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.5	$2.8	$3.6	$—	$16.9
Accounts receivable, net of allowance	—	5.3	193.5	16.1	—	214.9
Inventories	—	—	179.3	17.5	(0.5)	196.3
Prepaid expenses and other current assets	—	10.7	23.1	0.1	(1.2)	32.7
Deferred income taxes	—	32.6	—	—	—	32.6
Income tax receivable	—	5.2	—	—	—	5.2

Total current assets	—	64.3	398.7	37.3	(1.7)	498.6

Property, plant and equipment, net	—	0.9	90.0	0.4	—	91.3
Investment in joint venture	—	—	2.5	—	—	2.5
Investment in subsidiaries	9.7	676.5	22.1	—	(708.3)	—
Intercompany accounts	—	—	312.1	—	(312.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	4.6	—	—	—	4.6
Other noncurrent assets	—	14.5	1.5	—	—	16.0

Total assets	$9.7	$760.8	$832.0	$37.7	$(1,022.1)	$618.1

Liabilities and equity / (deficit)
Current liabilities:
Accounts payable	$—	$—	$105.9	$2.4	$(1.7)	$106.6
Accrued liabilities	—	18.7	49.4	0.5	—	68.6
Accrued interest	—	12.2	—	—	—	12.2
Income tax payable	—	—	0.2	0.2	—	0.4

Total current liabilities	—	30.9	155.5	3.1	(1.7)	187.8

Long-term debt	—	398.0	—	—	—	398.0
Other noncurrent liabilities	—	26.3	—	—	—	26.3
Intercompany accounts	7.8	295.9	—	8.4	(312.1)	—

Total liabilities	7.8	751.1	155.5	11.5	(313.8)	612.1

Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	1.9	9.7	676.5	22.1	(708.3)	1.9
Noncontrolling interest	—	—	—	4.1	—	4.1

Total equity / (deficit)	1.9	9.7	676.5	26.2	(708.3)	6.0

Total liabilities and equity / (deficit)	$9.7	$760.8	$832.0	$37.7	$(1,022.1)	$618.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$386.7	$21.7	$(8.2)	$400.2
Cost of sales	—	1.4	342.9	20.2	(8.2)	356.3

Gross profit (loss)	—	(1.4)	43.8	1.5	—	43.9
Selling, general and administrative expenses	0.3	5.6	14.7	0.8	—	21.4

Operating income (loss)	(0.3)	(7.0)	29.1	0.7	—	22.5
Interest expense	—	9.9	0.1	—	—	10.0
Other expense (income), net	—	0.1	0.2	(0.2)	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(17.0)	28.8	0.9	—	12.4
Provision for (benefit from) income taxes	(0.1)	(6.0)	10.2	0.4	—	4.5

Income (loss) before equity income	(0.2)	(11.0)	18.6	0.5	—	7.9
Equity income, net of tax	8.3	19.3	0.7	—	(28.1)	0.2

Net income	8.1	8.3	19.3	0.5	(28.1)	8.1
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	$8.3	$19.3	$0.5	$(28.1)	$8.1

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$426.1	$25.1	$(7.4)	$443.8
Cost of sales	—	0.8	384.0	22.8	(7.4)	400.2

Gross profit (loss)	—	(0.8)	42.1	2.3	—	43.6
Selling, general and administrative expenses	0.3	4.3	13.4	0.8	—	18.8

Operating income (loss)	(0.3)	(5.1)	28.7	1.5	—	24.8
Interest expense	—	9.9	—	—	—	9.9
Other expense (income), net	—	0.1	0.1	(0.1)	—	0.1

Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(15.1)	28.6	1.6	—	14.8
Provision for (benefit from) income taxes	(0.1)	(5.8)	11.0	0.2	—	5.3

Income (loss) before equity income	(0.2)	(9.3)	17.6	1.4	—	9.5
Equity income, net of tax	9.9	19.2	1.6	—	(30.4)	0.3

Net income	9.7	9.9	19.2	1.4	(30.4)	9.8
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income attributable to Global Brass and Copper Holdings, Inc.	$9.7	$9.9	$19.2	$1.3	$(30.4)	$9.7

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8.1	$8.3	$19.3	$0.5	$(28.1)	$8.1
Foreign currency translation adjustment, net of tax	(0.2)	(0.2)	(0.3)	(0.2)	0.8	(0.1)

Comprehensive income	7.9	8.1	19.0	0.3	(27.3)	8.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$7.9	$8.1	$19.0	$0.2	$(27.3)	$7.9

	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.7	$9.9	$19.2	$1.4	$(30.4)	$9.8
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.2)	(0.2)	0.5	(0.1)

Comprehensive income	9.6	9.8	19.0	1.2	(29.9)	9.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.6	$9.8	$19.0	$1.1	$(29.9)	$9.6

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.9	$2.5	$7.4	$4.4	$(1.4)	$13.8
Cash flows from investing activities
Capital expenditures	—	—	(5.0)	—	—	(5.0)

Net cash used in investing activities	—	—	(5.0)	—	—	(5.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	0.3	—	—	—	0.3
Payments on ABL Facility	—	(0.3)	—	—	—	(0.3)
Principal payments under capital lease obligation	—	—	(0.2)	—	—	(0.2)
Dividends paid	(0.8)	(0.8)	—	—	0.8	(0.8)
Distributions to noncontrolling interest owners	—	—	—	(0.2)	—	(0.2)
Share repurchases	(0.1)	—	—	—	—	(0.1)

Net cash provided by (used in) financing activities	(0.9)	(0.8)	(0.2)	(0.2)	0.8	(1.3)

Net increase (decrease) in cash	—	1.7	2.2	4.2	(0.6)	7.5
Cash at beginning of period	—	37.6	3.8	4.6	(1.4)	44.6

Cash at end of period	$—	$39.3	$6.0	$8.8	$(2.0)	$52.1

Global Brass and Copper Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.6	$(9.4)	$7.5	$0.1	$(0.8)	$(2.0)
Cash flows from investing activities
Capital expenditures	—	(0.1)	(8.6)	—	—	(8.7)

Net cash used in investing activities	—	(0.1)	(8.6)	—	—	(8.7)
Cash flows from financing activities
Borrowings on ABL Facility	—	107.9	—	—	—	107.9
Payments on ABL Facility	—	(90.4)	—	—	—	(90.4)
Dividends paid	(0.8)	(0.8)	—	—	0.8	(0.8)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1

Net cash provided by (used in) financing activities	(0.6)	16.7	—	—	0.8	16.9
Effect of foreign currency exchange rates	—	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash	—	7.2	(1.1)	—	—	6.1
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8

Cash at end of period	$—	$10.5	$2.8	$3.6	$—	$16.9

14.	Subsequent Events

On April 3, 2015, we completed our sale of our share of the Dowa Joint Venture. See further discussion in note 4, “Investment in Joint Venture”.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements”, are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015, and subsequent Reports on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our Company

Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. Holdings, through GBC, is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”). Corporate and Other includes certain administrative costs and expenses that management has not allocated to our operating segments and the elimination of intercompany balances.

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

Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics/electrical components, industrial machinery and equipment and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a free machining, lead-free brass rod product, which we sell under the Green Dot™ and Eco Brass® brand names. The vertical integration of the manufacturing capabilities of Olin Brass and the distribution capabilities of A.J. Oster allows us to access a wide variety of customers with both high and low volume demand for our products.

Unlike traditional metals companies, including those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor and do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice substantially reduces the financial impact of metal price movements on our earnings and operating margins.

For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we also report “Adjusted EBITDA” and “Adjusted sales”, which are non-GAAP financial measures as defined below.

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

Adjusted EBITDA

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following: unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, non-cash gains and losses due to the depletion of a LIFO layer of metal inventory, share-based compensation expense, non-cash income accretion related to Dowa-Olin Metal Corporation (the “Dowa Joint Venture”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items.

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

Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the business performance of our segments in comparison to budgets, forecasts and prior-year financial results, providing a measure that management believes reflects our core operating performance. For example, we use Adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, measures similar to Adjusted EBITDA are defined and used in the agreements governing our asset-based revolving loan facility (the “ABL Facility”) and our 9.50% Senior Secured Notes due 2019 (the “Senior Secured Notes”) to determine compliance with various financial covenants and tests.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014.

The following discussions present an analysis of our results operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. These discussions should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

	Three Months Ended March 31,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$400.2	100.0%	$443.8	100.0%	$(43.6)	(9.8%)
Cost of sales	356.3	89.0%	400.2	90.2%	(43.9)	(11.0%)

Gross profit	43.9	11.0%	43.6	9.8%	0.3	0.7%
Selling, general and administrative expenses	21.4	5.3%	18.8	4.2%	2.6	13.8%

Operating income	22.5	5.6%	24.8	5.6%	(2.3)	(9.3%)
Interest expense	10.0	2.5%	9.9	2.2%	0.1	1.0%
Other expense, net	0.1	0.0%	0.1	0.0%	—	0.0%

Income before provision for income taxes and equity income	12.4	3.1%	14.8	3.3%	(2.4)	(16.2%)
Provision for income taxes	4.5	1.1%	5.3	1.2%	(0.8)	(15.1%)

Income before equity income	7.9	2.0%	9.5	2.1%	(1.6)	(16.8%)
Equity income, net of tax	0.2	0.0%	0.3	0.1%	(0.1)	(33.3%)

Net income	8.1	2.0%	9.8	2.2%	(1.7)	(17.3%)
Less: Net income attributable to noncontrolling interest	—	0.0%	0.1	0.0%	(0.1)	N/A

Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	2.0%	$9.7	2.2%	$(1.6)	(16.5%)

Adjusted EBITDA (a)	$29.3	7.3%	$28.7	6.5%	$0.6	2.1%

(a)	See “—Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this report.

Net sales

Net sales decreased by $43.6 million, or 9.8%, from $443.8 million to $400.2 million. Lower metal prices, decreased volume and less sales of unprocessed metals accounted for $20.3 million, $12.5 million and $12.3 million, respectively, of the decrease. Partially offsetting the decrease by $1.5 million, was an increase in average selling prices and changes in product mix within each segment. Metal prices reflect the replacement cost recovery from the customer, whereas the sales prices represent the pricing component of adjusted sales, which we define as the excess of net sales over the metal cost recovery component of net sales.

Volume decreased by 5.6 million pounds, or 4.2%, from 134.2 million pounds to 128.6 million pounds. The decrease in volume was primarily attributable to lower demand in the munitions market as well as lower shipments in the automotive market. The lower demand in the munitions market was the result of destocking in the supply chain. The decrease in volume was partially offset by higher demand in the building and housing and coinage markets.

The metal cost recovery component of net sales decreased by $37.2 million, or 12.3%, from $302.5 million to $265.3 million. Lower metal prices, less sales of unprocessed metal and less volume resulted in the decrease in the metal cost recovery component of net sales by $20.3 million, $12.3 million and $4.6 million, respectively.

Adjusted sales

Adjusted sales, which is the excess of net sales over the metal cost recovery component of net sales, decreased by $6.4 million, or 4.5%, from $141.3 million to $134.9 million. Less volume accounted for $7.9 million of the decrease. Partially offsetting the decrease by $1.5 million was an increase in average selling prices and changes in product mix within each segment. Adjusted sales per pound remained flat, and reflects the net effect of increases in average selling prices and changes in product mix at the segment level, as well as changes in the mix of sales by segment relative to our consolidated sales a whole.

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions, except per pound values)	2015	2014	Amount	Percent
Pounds shipped (a)	128.6	134.2	(5.6)	(4.2%)

Net sales	$400.2	$443.8	$(43.6)	(9.8%)
Metal component of net sales	265.3	302.5	(37.2)	(12.3%)

Adjusted sales	$134.9	$141.3	$(6.4)	(4.5%)

$ per pound shipped
Net sales per pound	$3.11	$3.31	$(0.20)	(6.0%)
Metal component of net sales per pound	2.06	2.26	(0.20)	(8.8%)

Adjusted sales per pound	$1.05	$1.05	$—	0.0%

Average copper price per pound (b)	$2.66	$3.24	$(0.58)	(17.9%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Copper prices reported by the Commodity Exchange (“COMEX”).

Gross profit

Gross profit increased by $0.3 million, or 0.7%, from $43.6 million to $43.9 million. Gross profit per pound shipped increased from $0.32 to $0.34.

The following table presents the items within gross profit that are excluded from the calculation of Adjusted EBITDA, as well as the remaining gross profit for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “—Non-GAAP Measures—Adjusted EBITDA”, as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Unrealized gain (loss) on derivative contracts	$1.0	$(0.2)	$1.2
Lower of cost or market adjustment to inventory	(1.9)	(0.1)	(1.8)
Restructuring and other business transformation charges	(0.4)	—	(0.4)
Depreciation expense	(2.9)	(2.1)	(0.8)
Remaining gross profit	48.1	46.0	2.1

Total gross profit	$43.9	$43.6	$0.3

The “remaining gross profit” above increased by $2.1 million, of which $1.5 million, $1.5 million and $0.8 million resulted from increases in average selling prices and changes in product mix within each segment, lower manufacturing conversion costs and lower shrinkage costs due to lower metal prices, respectively. Partially offsetting this increase was $1.7 million from decreased volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.6 million, or 13.8%, from $18.8 million to $21.4 million.

The following table presents the items within selling, general and administrative expenses that are excluded from the calculation of Adjusted EBITDA, as well as the remaining selling, general and administrative expenses for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “—Non-GAAP Measures—Adjusted EBITDA”, as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Specified legal/professional expenses	$1.1	$1.1	$—
Share-based compensation expense	0.7	0.3	0.4
Restructuring and other business transformation charges	0.5	—	0.5
Depreciation expense	0.4	0.2	0.2
Remaining selling, general and administrative expenses	18.7	17.2	1.5

Total selling, general and administrative expenses	$21.4	$18.8	$2.6

The “remaining selling, general and administrative expenses” above increased by $1.5 million as employee and related costs increased by $1.6 million, partially offset by decreased other miscellaneous selling, general and administrative expenses of $0.1 million.

Interest expense

The following table summarizes the components of interest expense:

	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Interest on principal	$9.0	$9.0	$—
Amortization of debt issuance costs	0.7	0.6	0.1
Capitalized interest	—	(0.1)	0.1
Other borrowing costs (a)	0.3	0.4	(0.1)

Interest expense	$10.0	$9.9	$0.1

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes decreased by $0.8 million, or 15.1%, from $5.3 million to $4.5 million. The change in the provision for income taxes was due primarily to lower taxable income. The effective income tax rate remained relatively flat at approximately 36%.

Net income attributable to Global Brass and Copper Holdings, Inc.

Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $1.6 million, or 16.5%, from $9.7 million to $8.1 million mainly due to an increase in selling, general and administrative expenses, partially offset by an increase in gross profit and a decrease in the provision for income taxes, which are described above.

Adjusted EBITDA

Adjusted EBITDA increased by $0.6 million, or 2.1%, from $28.7 million to $29.3 million. The increase was due to the following:

•	an increase in average selling prices and changes in product mix of $1.5 million;

•	lower manufacturing conversion costs of $1.5 million;

•	a $0.8 million reduction in shrinkage costs due to lower metal costs; and

•	a decline of $0.1 million in other miscellaneous selling, general and administrative expenses.

Partially offsetting the increase were reduced volumes of $1.7 million and increased employee and related costs of $1.6 million.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	$9.7	$(1.6)
Interest expense	10.0	9.9	0.1
Provision for income taxes	4.5	5.3	(0.8)
Depreciation expense	3.3	2.3	1.0
Amortization expense	—	—	—
Unrealized (gain) loss on derivative contracts (a)	(1.0)	0.2	(1.2)
Non-cash accretion of income of Dowa Joint Venture (b)	(0.2)	(0.2)	—
Specified legal/professional expenses (c)	1.1	1.1	—
Lower of cost or market adjustment to inventory (d)	1.9	0.1	1.8
Share-based compensation expense (e)	0.7	0.3	0.4
Restructuring and other business transformation charges (f)	0.9	—	0.9

Adjusted EBITDA	$29.3	$28.7	$0.6

(a)	Represents unrealized gains and losses on derivative contracts.
(b)	As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 to our unaudited consolidated financial statements, which are included elsewhere in this report.
(c)	Specified legal/professional expenses for the three months ended March 31, 2015 include $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

Specified legal/professional expenses for the three months ended March 31, 2014 include $1.1 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic non-copper metal inventory.
(e)	Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.
(f)	Restructuring and other business transformation charges for the three months ended March 31, 2015 represent severance charges at Olin Brass.

Segment Results of Operations

Segment Results of Operations for the Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014.

The following discussions present an analysis of our results by segment for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

	Three Months Ended March 31,		Change 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent

Pounds shipped (a)
Olin Brass	60.0	67.6	(7.6)	(11.2%)
Chase Brass	61.3	58.9	2.4	4.1%
A.J. Oster	18.1	17.4	0.7	4.0%
Corporate and other (b)	(10.8)	(9.7)	(1.1)	(11.3%)

Total	128.6	134.2	(5.6)	(4.2%)

Net sales
Olin Brass	$184.7	$213.1	$(28.4)	(13.3%)
Chase Brass	156.4	162.6	(6.2)	(3.8%)
A.J. Oster	74.8	81.5	(6.7)	(8.2%)
Corporate and other (b)	(15.7)	(13.4)	(2.3)	(17.2%)

Total	$400.2	$443.8	$(43.6)	(9.8%)

Adjusted EBITDA
Olin Brass	$9.3	$10.1	$(0.8)	(7.9%)
Chase Brass	21.4	18.4	3.0	16.3%
A.J. Oster	3.5	4.1	(0.6)	(14.6%)

Total for operating segments	$34.2	$32.6	$1.6	4.9%

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See note 11 of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

Net sales decreased by $28.4 million, or 13.3%, from $213.1 million to $184.7 million. The decrease was due to decreased volume, lower metal prices and less sales of unprocessed metal, all of which was partially offset by an increase in average selling prices, including increased selling prices to A.J. Oster (which are eliminated in our consolidated results).

Volume decreased by 7.6 million pounds, or 11.2%, from 67.6 million pounds to 60.0 million pounds. The decrease in volume, which contributed $20.8 million to the decrease in net sales, was the result of lower demand in the munitions market and lower shipments in the automotive market. The lower demand in the munitions market was the result of destocking in the supply chain. The decrease in volume was partially offset by increased demand in the coinage market and an increase in shipments to A.J. Oster (which are eliminated in our consolidated results).

Lower metal prices and a decrease in the sales of unprocessed metal, partially offset by an increase in average selling prices, accounted for $7.6 million of the decrease in net sales.

Adjusted EBITDA decreased by $0.8 million, from $10.1 million to $9.3 million. The decrease was due to lower volume and an increase in employee and related costs. Partially offsetting the decrease were higher average selling prices, lower manufacturing conversion costs and a decrease in other miscellaneous selling, general and administrative expenses.

Chase Brass

Net sales decreased by $6.2 million, or 3.8%, from $162.6 million to $156.4 million. The decrease was due primarily to lower metal prices, partially offset by increased volume.

Lower metal prices accounted for $12.8 million of the decrease in net sales.

Volume increased by 2.4 million pounds, or 4.1%, from 58.9 million pounds to 61.3 million pounds. The increase in volume, which partially offset the decrease in net sales by $6.6 million, was attributable to higher demand in the building and housing market.

Adjusted EBITDA increased by $3.0 million, from $18.4 million to $21.4 million. The increase was due primarily to increased volume, lower shrinkage costs due to lower metal prices and lower manufacturing conversion costs, which is primarily attributed to an estimated $1.0 million of additional costs incurred during the first quarter of 2014 as a result of inclement weather.

A.J. Oster

Net sales decreased by $6.7 million, or 8.2%, from $81.5 million to $74.8 million. The decrease was due primarily to lower metal prices and a change in product mix, partially offset by higher volume.

Lower metal prices and a change in product mix accounted for $9.8 million of the decrease in net sales.

Volume increased by 0.7 million pounds, or 4.0%, from 17.4 million pounds to 18.1 million pounds. The increase in volume, which partially offset the decrease in net sales by $3.1 million, was primarily the result of higher demand in the building and housing, partially offset by lower shipments in the automotive market.

Adjusted EBITDA decreased by $0.6 million, from $4.1 million to $3.5 million. The decrease was due primarily to a change in product mix and higher prices on purchases from Olin Brass that resulted in increased conversion costs (which are eliminated in our consolidated results). Partially offsetting the decrease were increased volume and lower manufacturing conversion costs.

Changes in Financial Condition

The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our Consolidated Balance Sheet as of March 31, 2015 as compared to the amounts as of December 31, 2014 and March 31, 2014. These discussions should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

March 31, 2015 compared to December 31, 2014

Our total assets increased by $44.4 million, which was primarily driven by an increase in accounts receivable of $39.6 million. The increase in accounts receivable was primarily the result of an increase in our days’ sales outstanding (“DSO”) from 35 days at December 31, 2014 to 43 days at March 31, 2015.

March 31, 2015 compared to March 31, 2014

Compared to the balances at March 31, 2014, our total assets at March 31, 2015 remained relatively flat. However, accounts receivable decreased $23.0 million, partially offset by a $10.9 million increase in plant, property and equipment, net.

The decrease in accounts receivable is mainly attributed to the decrease in volume in the first quarter of 2015 compared to the first quarter of 2014, as our DSO only changed by 1 day from 44 days at March 31, 2014 to 43 days at March 31, 2015.

The increase in plant, property and equipment, net, is mainly attributable to increased capital expenditures, partly offset by depreciation expense that occurred in the trailing twelve months ended March 31, 2015.

Our accumulated deficit decreased commensurate with the earnings we generated in the trailing twelve months ended March 31, 2015.

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

The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of March 31, 2015, all of the net assets of the subsidiaries are restricted except for $59.3 million, which are permitted for dividend distributions under the Indenture.

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

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report. Our consolidated statement of cash flows for the three months ended March 31, 2014 reflects revisions discussed in the notes to the unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount

Cash flows provided by (used in) operating activities	$13.8	$(2.0)	$15.8

Cash flows used in investing activities	$(5.0)	$(8.7)	$3.7

Cash flows (used in) provided by financing activities	$(1.3)	$16.9	$(18.2)

Cash flows from operating activities

Net cash provided by operating activities increased by $15.8 million due mainly to a decreased investment in working capital. Approximately $7.8 million of the decreased working capital investment resulted from changes in inventory levels.

Inventory levels decreased in the first quarter of 2015 as our sales volumes decreased whereas inventory levels increased in the first quarter of 2014 as we were less efficient in managing inventory due to operational issues that affected product flow and yield within the brass mill and downstream cupping operation.

In addition, our net income tax position (receivables net of payables) improved and yielded $4.9 million benefit to cash flow from operations.

Cash flows from investing activities

Net cash used in investing activities decreased to $5.0 million from $8.7 million. The change was due to less capital spending. However, we expect full year 2015 capital expenditures to be in line with our historical spend.

Cash flows from financing activities

Net cash used in financing activities was $1.3 million as compared to a $16.9 million provision of cash in the prior year period. The change in net cash flows from financing activities is primarily attributed to a decrease in net borrowings under the ABL Facility to fund our operating needs.

Outstanding Indebtedness

The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At March 31, 2015, we were in compliance with all of the covenants under the ABL Facility and the Indenture.

For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

For information regarding derivative contracts that the Company uses to limit its exposure to fluctuations in commodity prices, thereby exposing itself to credit risk and market risk, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)	Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the Securities and Exchange Commission on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	—	$—		*		*
February 1, 2015 through February 28, 2015	—	—		*		*
March 1, 2015 through March 31, 2015	3,144	13.13		*		*

Total	3,144	$13.13		*		*

*	These amounts are not applicable as we do not have a share repurchase program in effect.
(1)	Common stock purchased during three months ended March 31, 2015 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends

Both the ABL Facility and the Indenture governing the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 for further discussion of these restrictive covenants.

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

Date: May 11, 2015