Form 10-Q
period 2015-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2015-08-07
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35938
__________________________________________________________
GLOBAL BRASS AND COPPER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	06-1826563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 N. Martingale Road Suite 1050 Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)
(847) 240-4700
(Registrant’s telephone number, including area code)
__________________________________________________________
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
Yes  ☐     No  ☒
On July 30, 2015, there were 21,507,934 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
June 30, 2015

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash	$78.4	$44.6	$19.4
Accounts receivable (net of allowance of $1.5, $1.0 and $1.0 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively)	164.8	152.3	195.6
Inventories	195.6	189.0	192.3
Prepaid expenses and other current assets	22.3	26.2	25.7
Deferred income taxes	31.3	30.1	33.0
Income tax receivable	0.6	8.3	6.3
Total current assets	493.0	450.5	472.3
Property, plant and equipment (net of accumulated depreciation of $41.3, $35.1 and $28.3 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively)	102.9	103.5	100.0
Investment in joint venture	—	2.0	2.8
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.6	0.6	0.7
Deferred income taxes	1.6	0.8	2.9
Other noncurrent assets	13.3	14.7	15.8
Total assets	$615.8	$576.5	$598.9
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$1.0	$1.0	$0.7
Accounts payable	104.1	82.5	107.6
Accrued liabilities	51.7	57.3	49.3
Accrued interest	3.2	3.2	3.3
Income tax payable	0.1	0.5	—
Total current liabilities	160.1	144.5	160.9
Long-term debt	379.3	379.8	396.8
Deferred income taxes	—	0.8	—
Other noncurrent liabilities	25.4	25.4	25.9
Total liabilities	564.8	550.5	583.6
Commitments and contingencies (Note 10)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,553,828, 21,369,407 and 21,373,407 shares issued at June 30, 2015, December 31, 2014 and June 30, 2014, respectively	0.2	0.2	0.2
Additional paid-in capital	34.6	32.5	32.4
Retained earnings (accumulated deficit)	13.5	(10.1)	(21.5)
Treasury stock - 45,894, 29,200 and 29,200 shares at June 30, 2015, December 31, 2014 and June 30, 2014, respectively	(0.7)	(0.4)	(0.4)
Accumulated other comprehensive (loss) income	(1.0)	(0.6)	0.4
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	46.6	21.6	11.1
Noncontrolling interest	4.4	4.4	4.2
Total equity	51.0	26.0	15.3
Total liabilities and equity	$615.8	$576.5	$598.9
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$414.9	$440.5	$815.1	$884.3
Cost of sales	364.6	396.3	720.9	796.5
Gross profit	50.3	44.2	94.2	87.8
Selling, general and administrative expenses	21.9	19.9	43.3	38.7
Operating income	28.4	24.3	50.9	49.1
Interest expense	9.9	9.8	19.9	19.7
Gain on sale of investment in joint venture	(6.3)	—	(6.3)	—
Other (income) expense, net	(0.2)	0.1	(0.1)	0.2
Income before provision for income taxes and equity income	25.0	14.4	37.4	29.2
Provision for income taxes	7.9	5.5	12.4	10.8
Income before equity income	17.1	8.9	25.0	18.4
Equity income, net of tax	0.1	0.2	0.3	0.5
Net income	17.2	9.1	25.3	18.9
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.2
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.1	$9.0	$25.2	$18.7
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.80	$0.42	$1.19	$0.89
Diluted	$0.80	$0.42	$1.18	$0.88
Weighted average common shares outstanding:
Basic	21.3	21.2	21.2	21.1
Diluted	21.4	21.3	21.3	21.2
Dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income	$17.2	$9.1	$25.3	$18.9
Other comprehensive (loss) income:
Foreign currency translation adjustment	(0.3)	0.1	(0.5)	(0.1)
Less: Income tax (benefit) expense on foreign currency translation adjustment	(0.1)	0.1	(0.2)	—
Comprehensive income	17.0	9.1	25.0	18.8
Less: Comprehensive income attributable to noncontrolling interest	0.1	0.1	0.2	0.2
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$16.9	$9.0	$24.8	$18.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

(In millions, except share data)	Common stock	Additional paid-in capital	(Accumulated deficit)/ retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)
Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$(7.4)	$4.0	$(3.4)
Share-based compensation (110,316 shares)	—	1.6	—	—	—	1.6	—	1.6
Exercise of stock options (11,605 shares)	—	0.1	—	—	—	0.1	—	0.1
Share repurchases (29,200 shares)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	0.2	—	—	—	0.2	—	0.2
Dividends declared	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Net income	—	—	18.7	—	—	18.7	0.2	18.9
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance at June 30, 2014	$0.2	$32.4	$(21.5)	$(0.4)	$0.4	$11.1	$4.2	$15.3

Balance at December 31, 2014	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation (172,678 shares)	—	1.9	—	—	—	1.9	—	1.9
Exercise of stock options (11,743 shares)	—	0.1	—	—	—	0.1	—	0.1
Share repurchases (16,694 shares)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	25.2	—	—	25.2	0.1	25.3
Other comprehensive (loss) income, net of tax	—	—	—	—	(0.4)	(0.4)	0.1	(0.3)
Balance at June 30, 2015	$0.2	$34.6	$13.5	$(0.7)	$(1.0)	$46.6	$4.4	$51.0
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$25.3	$18.9
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	2.5	0.2
Unrealized (gain) loss on derivatives	(0.7)	0.4
Depreciation	6.6	5.3
Amortization of debt issuance costs	1.4	1.3
Share-based compensation expense	1.9	1.6
Excess tax benefit from share-based compensation	(0.1)	(0.2)
Provision for bad debts, net of reductions	0.6	—
Deferred income taxes	(2.6)	0.5
Loss on disposal of property, plant and equipment	0.3	—
Gain on sale of investment in joint venture	(6.3)	—
Equity earnings, net of distributions	0.1	(0.5)
Change in assets and liabilities:
Accounts receivable	(13.3)	(23.8)
Inventories	(9.3)	(1.7)
Prepaid expenses and other current assets	4.8	(2.9)
Accounts payable	23.1	23.6
Accrued liabilities	(6.0)	(6.4)
Income taxes, net	7.4	(2.3)
Other, net	—	(0.6)
Net cash provided by operating activities	35.7	13.4
Cash flows from investing activities
Capital expenditures	(7.6)	(14.1)
Proceeds from sale of property, plant, and equipment	—	0.1
Proceeds from sale of investment in joint venture	8.0	—
Net cash provided by (used in) investing activities	0.4	(14.0)
Cash flows from financing activities
Borrowings on ABL Facility	0.6	174.2
Payments on ABL Facility	(0.6)	(163.2)
Principal payments under capital lease obligation	(0.5)	—
Dividends paid	(1.6)	(1.6)
Distribution to noncontrolling interest owner	(0.2)	—
Proceeds from exercise of stock options	0.1	0.1
Excess tax benefit from share-based compensation	0.1	0.2
Share repurchases	(0.3)	(0.4)
Net cash (used in) provided by financing activities	(2.4)	9.3
Effect of foreign currency exchange rates	0.1	(0.1)
Net increase in cash	33.8	8.6
Cash at beginning of period	44.6	10.8
Cash at end of period	$78.4	$19.4
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$2.7	$2.9
Acquisition of equipment under capital lease obligation	$—	$6.0
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the six months ended June 30, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revision of Prior Period Statements of Cash Flows
We revised our consolidated statement of cash flows for the six months ended June 30, 2014 to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. These non-cash purchases were previously reflected as a component of net cash used in operating activities and net cash used in investing activities. We assessed the materiality of this error and determined that the error is not material to any previously reported annual or interim financial statements. The revision of prior reported amounts has no impact on the reported change in cash or amounts reported in the consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in equity (deficit).
For the six months ended June 30, 2014, the correction to cash flows from operating activities was to adjust the cash effect of the change in accounts payable and the change in accrued liabilities by $1.4 million and $0.4 million, respectively, from $22.2 million and $6.8 million, respectively, to $23.6 million and $6.4 million, respectively. The correction to cash flows from investing activities was to adjust capital expenditures by $1.8 million, from $12.3 million to $14.1 million. The revision resulted in an increase of $1.8 million to the Company’s “net cash provided by operating activities” for the six months ended June 30, 2014, with a corresponding increase to “net cash used in investing activities”.
Recently Issued and Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. Under the new standard, in scope inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost, should be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-3 requires retrospective adoption. We do not expect the adoption of this standard to have a material effect on our financial statements.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, in May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

2.	Inventories
Inventories were as follows:

	As of
(in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Raw materials and supplies	$30.2	$29.7	$36.8
Work-in-process	77.3	78.7	71.1
Finished goods	88.1	80.6	84.4
Total inventories	$195.6	$189.0	$192.3
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of raw material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at June 30, 2015, December 31, 2014 and June 30, 2014. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a FIFO basis.
During the three months ended June 30, 2015 and 2014, we reduced the recorded value of certain domestic non-copper metal inventory by $0.6 million and $0.1 million, respectively, resulting from the decline in market value of these metals. During the six months ended June 30, 2015 and 2014, these adjustments were $2.5 million and $0.2 million, respectively. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statements of operations.
If all inventories had been valued at period-end market values, inventories would have been approximately $262.5 million, $280.1 million and $309.8 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Workers’ compensation plan deposits	$7.2	$6.2	$6.2
Deferred cost of sales - toll customers	6.2	12.7	8.6
Prepaid insurance	3.8	2.8	5.2
Derivative contract assets	1.7	1.3	1.5
Prepaid tooling	0.7	1.2	1.1
Other	2.7	2.0	3.1
Total prepaid expenses and other current assets	$22.3	$26.2	$25.7

4.	Investment in Joint Venture
During the six months ended June 30, 2015, we received cash dividends from Dowa Olin Metal Corporation (the "Dowa Joint Venture") of $0.4 million, which were recorded as a reduction in our investment in the Dowa Joint Venture. No dividends were received during the six months ended June 30, 2014.
On April 3, 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During the three months ended June 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.

5.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Compensation and benefits	$18.5	$18.1	$14.4
Workers’ compensation	13.7	14.2	15.6
Deferred sales revenue - toll customers	6.3	12.7	8.6
Insurance	2.8	2.5	2.3
Professional fees	1.9	2.1	1.6
Utilities	1.9	1.5	2.2
Taxes	1.5	1.7	0.7
Tooling	0.5	0.8	0.6
Other	4.6	3.7	3.3
Total accrued liabilities	$51.7	$57.3	$49.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Senior Secured Notes	$375.0	$375.0	$375.0
ABL Facility	—	—	16.5
Obligations under capital lease	5.3	5.8	6.0
Total debt	380.3	380.8	397.5
Less: Current portion of capital lease obligations	1.0	1.0	0.7
Non-current portion of debt	$379.3	$379.8	$396.8
Senior Secured Notes
We have $375.0 million of senior secured notes outstanding that mature on June 1, 2019 (the “Senior Secured Notes”) and are guaranteed by Holdings. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.
The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of June 30, 2015, all of the net assets of the subsidiaries are restricted except for $73.6 million, which are permitted for dividend distributions under the Indenture. As of June 30, 2015, we were in compliance with all of the covenants relating to the Indenture.
ABL Facility
Available borrowings under our asset-based revolving loan facility (the “ABL Facility”) were $200.0 million, $199.5 million and $183.0 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. As of June 30, 2015, December 31, 2014 and June 30, 2014, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.
The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of June 30, 2015, we were in compliance with all of the covenants under the ABL Facility.

7.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 31.6% and 38.2% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rate was 33.2% and 37.0% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates for the three and six months ended June 30, 2015 and 2014 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.
As of June 30, 2015, December 31, 2014 and June 30, 2014, we had $25.2 million, $25.2 million and $25.7 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three and six months ended June 30, 2015 or June 30, 2014. Accrued interest and penalties as of June 30, 2015, December 31, 2014 and June 30, 2014 was $0.1 million. Our liability for uncertain tax positions of $25.3 million, $25.3 million and $25.8 million at June 30, 2015, December 31,

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

2014 and June 30, 2014, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

(in millions, except for number of contracts)
	As of
	June 30, 2015		December 31, 2014		June 30, 2014
	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$13.3	585	$13.4	400	$12.6	421
Natural Gas	2.2	68	2.6	78	2.7	73
Electricity	2.5	35	5.9	77	2.7	38
Total	$18.0	688	$21.9	555	$18.0	532

	As of
(in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Notional Amount - Long	$31.5	$29.9	$27.9
Notional Amount - Short	(13.5)	(8.0)	(9.9)
Total	$18.0	$21.9	$18.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

(in millions)	As of June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Natural gas	—	—	—
Electricity	—	—	—
Collateral on deposit	2.8	(1.1)	1.7
Total	$4.2	$(2.5)	$1.7

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.7
Total			$1.7

(in millions)	As of June 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Natural gas	0.4	(0.4)	—
Electricity	0.4	(0.4)	—
Total	$2.5	$(2.5)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.5	$(0.5)	$—
Natural gas	—	—	—
Electricity	0.2	(0.2)	—
Collateral on deposit	3.3	(2.0)	1.3
Total	$4.0	$(2.7)	$1.3

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.3
Total			$1.3

(in millions)	As of December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Natural gas	0.7	(0.7)	—
Electricity	0.6	(0.6)	—
Total	$2.7	$(2.7)	$—

(in millions)	As of June 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.9	$(0.8)	$0.1
Natural gas	0.1	—	0.1
Electricity	0.4	(0.1)	0.3
Collateral on deposit	1.0	—	1.0
Total	$2.4	$(0.9)	$1.5

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.5
Total			$1.5

(in millions)	As of June 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.8	$(0.8)	$—
Natural gas	—	—	—
Electricity	0.1	(0.1)	—
Total	$0.9	$(0.9)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Losses (gains) in cost of sales for:
Metal	$0.4	$(0.6)	$(0.1)	$(0.5)
Natural gas	—	—	0.1	(0.2)
Electricity	0.3	(0.2)	0.3	(1.6)
Total	$0.7	$(0.8)	$0.3	$(2.3)

9.	Fair Value Measurements
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
As of June 30, 2015, December 31, 2014 and June 30, 2014, the fair value of our commodity derivative contracts was $1.7 million, $1.3 million and $1.5 million, respectively. In accordance with ASC 820, our metal, natural gas and electricity commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2015 or 2014.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2015, December 31, 2014 and June 30, 2014, the fair value of our Senior Secured Notes approximated $410.6 million, $405.0 million and $428.4 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

10.	Commitments and Contingencies
Environmental Considerations
We are subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although we believe we are in material compliance with all of the various regulations applicable to our business, there can be no assurance that requirements will not change in the future or that we will not incur significant costs to comply with such requirements. We employ responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

life of the related property are capitalized. We determine our liability on a location by location basis and record a liability at the time it is deemed probable and can be reasonably estimated. We are currently not aware of any environmental matters which may have a material impact on our financial position, results of operations, or liquidity.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs, share-based compensation expense, costs related to other long-term incentive programs, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany balances.
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
Below is a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income:

(in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales, External Customers
Olin Brass	$192.8	$212.9	$362.2	$412.6
Chase Brass	141.9	152.7	297.9	315.3
A.J. Oster	80.2	74.9	155.0	156.4
Total net sales, external customers	$414.9	$440.5	$815.1	$884.3
Intersegment Net Sales
Olin Brass	$15.0	$14.5	$30.3	$27.9
Chase Brass	0.8	—	1.2	—
Total intersegment net sales	$15.8	$14.5	$31.5	$27.9
Adjusted EBITDA
Olin Brass	$17.7	$10.0	$27.0	$20.1
Chase Brass	17.1	17.7	38.5	36.1
A.J. Oster	4.7	4.0	8.2	8.1
Total Adjusted EBITDA of segments	39.5	31.7	73.7	64.3
Corporate and Other	1.5	(2.1)	(3.4)	(6.0)
Depreciation expense	(3.3)	(3.0)	(6.6)	(5.3)
Interest expense	(9.9)	(9.8)	(19.9)	(19.7)
Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.2
Unrealized (loss) gain on derivative contracts (a)	(0.3)	(0.2)	0.7	(0.4)
Equity method investment income (b)	(0.1)	—	(0.1)	(0.1)
Specified legal/professional expenses (c)	(0.7)	(0.9)	(1.8)	(2.0)
Lower of cost or market adjustment to inventory (d)	(0.6)	(0.1)	(2.5)	(0.2)
Share-based compensation expense (e)	(1.2)	(1.3)	(1.9)	(1.6)
Restructuring and other business transformation charges (f)	—	—	(0.9)	—
Income before provision for income taxes and equity income	$25.0	$14.4	$37.4	$29.2

(a)	Represents unrealized gains and losses on derivative contracts.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(b)
Excludes accretion income of $0.2 million for the three months ended June 30, 2014. Excludes accretion income of $0.2 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Equity method investment income is exclusive to Olin Brass.

(c)
Specified legal/professional expenses for the three and six months ended June 30, 2015 include $0.7 million and $1.8 million, respectively, of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

Specified legal/professional expenses for the three months ended June 30, 2014 include $0.9 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company. Specified legal/professional expenses for the six months ended June 30, 2014 include $2.0 million of professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic non-copper metal inventory.

(e)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

(f)	Restructuring and other business transformation charges for the six months ended June 30, 2015 represent severance charges at Olin Brass.

12.	Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.1	$9.0	$25.2	$18.7
Denominator
Weighted-average common shares outstanding	21.3	21.2	21.2	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1	0.1	0.1
Weighted-average common shares outstanding, assuming dilution	21.4	21.3	21.3	21.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.80	$0.42	$1.19	$0.89
Diluted	$0.80	$0.42	$1.18	$0.88
The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the three months ended June 30, 2015 and 2014 excludes 253,639 shares and 147,136 shares awarded under our equity incentive plan, respectively, because they were anti-dilutive. Weighted-average common shares outstanding, assuming dilution, for the six months ended June 30, 2015 and 2014 excludes 253,639 shares and 147,136 shares awarded under our equity incentive plan, respectively, because they were anti-dilutive.

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
As discussed in note 1, the Company’s consolidated statement of cash flows for the six months ended June 30, 2014 reflects revisions to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The revision resulted in an increase of $1.8 million to the Company’s and Guarantor Subsidiaries “net cash provided by operating activities” for the six months ended June 30, 2014, with a corresponding increase to “net cash used in investing activities”.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$71.1	$2.1	$6.3	$(1.1)	$78.4
Accounts receivable, net of allowance	—	2.8	146.9	15.1	—	164.8
Inventories	—	—	180.2	18.7	(3.3)	195.6
Prepaid expenses and other current assets	—	12.8	8.7	0.8	—	22.3
Deferred income taxes	—	31.3	—	—	—	31.3
Income tax receivable	—	1.0	—	—	(0.4)	0.6
Total current assets	—	119.0	337.9	40.9	(4.8)	493.0
Property, plant and equipment, net	—	0.6	101.9	0.4	—	102.9
Investment in subsidiaries	55.2	822.9	23.0	—	(901.1)	—
Intercompany accounts	—	—	492.3	—	(492.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	1.6	—	—	—	1.6
Other noncurrent assets	—	11.0	2.3	—	—	13.3
Total assets	$55.2	$955.1	$962.4	$41.3	$(1,398.2)	$615.8
Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	4.0	100.8	3.7	(4.4)	104.1
Accrued liabilities	—	17.9	33.2	0.6	—	51.7
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.1	0.4	(0.4)	0.1
Total current liabilities	—	25.1	135.1	4.7	(4.8)	160.1
Long-term debt	—	375.0	4.3	—	—	379.3
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.6	474.5	—	9.2	(492.3)	—
Total liabilities	8.6	899.9	139.5	13.9	(497.1)	564.8
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	46.6	55.2	822.9	23.0	(901.1)	46.6
Noncontrolling interest	—	—	—	4.4	—	4.4
Total equity / (deficit)	46.6	55.2	822.9	27.4	(901.1)	51.0
Total liabilities and equity / (deficit)	$55.2	$955.1	$962.4	$41.3	$(1,398.2)	$615.8

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6
Accounts receivable, net of allowance	—	2.6	131.6	18.1	—	152.3
Inventories	—	—	173.5	15.8	(0.3)	189.0
Prepaid expenses and other current assets	—	10.1	16.0	0.1	—	26.2
Deferred income taxes	—	30.1	—	—	—	30.1
Income tax receivable	—	8.4	—	—	(0.1)	8.3
Total current assets	—	88.8	324.9	38.6	(1.8)	450.5
Property, plant and equipment, net	—	0.7	102.4	0.4	—	103.5
Investment in joint venture	—	—	2.0	—	—	2.0
Investment in subsidiaries	29.8	752.5	23.1	—	(805.4)	—
Intercompany accounts	—	—	419.3	—	(419.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent assets	—	12.5	2.2	—	—	14.7
Total assets	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5
Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	0.6	82.0	1.6	(1.7)	82.5
Accrued liabilities	—	18.4	38.3	0.6	—	57.3
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.2	0.4	(0.1)	0.5
Total current liabilities	—	22.2	121.5	2.6	(1.8)	144.5
Long-term debt	—	375.0	4.8	—	—	379.8
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.2	402.2	—	8.9	(419.3)	—
Total liabilities	8.2	825.5	126.4	11.5	(421.1)	550.5
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	21.6	29.8	752.5	23.1	(805.4)	21.6
Noncontrolling interest	—	—	—	4.4	—	4.4
Total equity / (deficit)	21.6	29.8	752.5	27.5	(805.4)	26.0
Total liabilities and equity / (deficit)	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$14.7	$2.6	$4.8	$(2.7)	$19.4
Accounts receivable, net of allowance	—	2.7	177.9	15.0	—	195.6
Inventories	—	—	174.3	18.9	(0.9)	192.3
Prepaid expenses and other current assets	—	12.8	12.4	0.5	—	25.7
Deferred income taxes	—	33.0	—	—	—	33.0
Income tax receivable	—	6.7	—	—	(0.4)	6.3
Total current assets	—	69.9	367.2	39.2	(4.0)	472.3
Property, plant and equipment, net	—	0.9	98.7	0.4	—	100.0
Investment in joint venture	—	—	2.8	—	—	2.8
Investment in subsidiaries	19.0	705.4	23.3	—	(747.7)	—
Intercompany accounts	—	—	351.1	—	(351.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.7	—	—	0.7
Deferred income taxes	—	2.9	—	—	—	2.9
Other noncurrent assets	—	13.9	1.9	—	—	15.8
Total assets	$19.0	$793.0	$850.1	$39.6	$(1,102.8)	$598.9
Liabilities and equity / (deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—	$0.7	$—	$—	$0.7
Accounts payable	—	1.2	107.5	2.5	(3.6)	107.6
Accrued liabilities	—	17.8	31.0	0.5	—	49.3
Accrued interest	—	3.3	—	—	—	3.3
Income tax payable	—	—	0.1	0.3	(0.4)	—
Total current liabilities	—	22.3	139.3	3.3	(4.0)	160.9
Long-term debt	—	391.5	5.3	—	—	396.8
Other noncurrent liabilities	—	25.8	0.1	—	—	25.9
Intercompany accounts	7.9	334.4	—	8.8	(351.1)	—
Total liabilities	7.9	774.0	144.7	12.1	(355.1)	583.6
Global Brass and Copper Holdings, Inc. stockholders’ equity / (deficit)	11.1	19.0	705.4	23.3	(747.7)	11.1
Noncontrolling interest	—	—	—	4.2	—	4.2
Total equity / (deficit)	11.1	19.0	705.4	27.5	(747.7)	15.3
Total liabilities and equity / (deficit)	$19.0	$793.0	$850.1	$39.6	$(1,102.8)	$598.9

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$398.9	$23.3	$(7.3)	$414.9
Cost of sales	—	1.0	350.2	20.7	(7.3)	364.6
Gross profit (loss)	—	(1.0)	48.7	2.6	—	50.3
Selling, general and administrative expenses	0.3	5.9	14.8	0.9	—	21.9
Operating income (loss)	(0.3)	(6.9)	33.9	1.7	—	28.4
Interest expense	—	9.8	0.1	—	—	9.9
Gain on sale of investment in joint venture	—	—	(6.3)	—	—	(6.3)
Other expense (income), net	—	—	(0.2)	—	—	(0.2)
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(16.7)	40.3	1.7	—	25.0
Provision for (benefit from) income taxes	(0.1)	(5.1)	12.6	0.5	—	7.9
Income (loss) before equity income	(0.2)	(11.6)	27.7	1.2	—	17.1
Equity income (loss), net of tax	17.3	28.9	1.2	—	(47.3)	0.1
Net income (loss)	17.1	17.3	28.9	1.2	(47.3)	17.2
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$17.1	$17.3	$28.9	$1.1	$(47.3)	$17.1

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$424.1	$22.3	$(5.9)	$440.5
Cost of sales	—	(1.4)	383.3	20.3	(5.9)	396.3
Gross profit (loss)	—	1.4	40.8	2.0	—	44.2
Selling, general and administrative expenses	0.3	4.9	14.0	0.7	—	19.9
Operating income (loss)	(0.3)	(3.5)	26.8	1.3	—	24.3
Interest expense	—	9.8	—	—	—	9.8
Other expense (income), net	—	0.1	—	—	—	0.1
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(13.4)	26.8	1.3	—	14.4
Provision for (benefit from) income taxes	(0.1)	(5.2)	10.3	0.5	—	5.5
Income (loss) before equity income	(0.2)	(8.2)	16.5	0.8	—	8.9
Equity income (loss), net of tax	9.2	17.4	0.9	—	(27.3)	0.2
Net income (loss)	9.0	9.2	17.4	0.8	(27.3)	9.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$9.2	$17.4	$0.7	$(27.3)	$9.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$785.6	$45.0	$(15.5)	$815.1
Cost of sales	—	2.4	693.1	40.9	(15.5)	720.9
Gross profit (loss)	—	(2.4)	92.5	4.1	—	94.2
Selling, general and administrative expenses	0.6	11.5	29.5	1.7	—	43.3
Operating income (loss)	(0.6)	(13.9)	63.0	2.4	—	50.9
Interest expense	—	19.7	0.2	—	—	19.9
Gain on sale of investment in joint venture	—	—	(6.3)	—	—	(6.3)
Other expense (income), net	—	0.1	—	(0.2)	—	(0.1)
Income (loss) before provision for (benefit from) income taxes and equity income	(0.6)	(33.7)	69.1	2.6	—	37.4
Provision for (benefit from) income taxes	(0.2)	(11.1)	22.8	0.9	—	12.4
Income (loss) before equity income	(0.4)	(22.6)	46.3	1.7	—	25.0
Equity income (loss), net of tax	25.6	48.2	1.9	—	(75.4)	0.3
Net income (loss)	25.2	25.6	48.2	1.7	(75.4)	25.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$25.2	$25.6	$48.2	$1.6	$(75.4)	$25.2

(in millions)	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$850.2	$47.4	$(13.3)	$884.3
Cost of sales	—	(0.6)	767.3	43.1	(13.3)	796.5
Gross profit (loss)	—	0.6	82.9	4.3	—	87.8
Selling, general and administrative expenses	0.6	9.2	27.4	1.5	—	38.7
Operating income (loss)	(0.6)	(8.6)	55.5	2.8	—	49.1
Interest expense	—	19.7	—	—	—	19.7
Other expense (income), net	—	0.2	0.1	(0.1)	—	0.2
Income (loss) before provision for (benefit from) income taxes and equity income	(0.6)	(28.5)	55.4	2.9	—	29.2
Provision for (benefit from) income taxes	(0.2)	(11.0)	21.3	0.7	—	10.8
Income (loss) before equity income	(0.4)	(17.5)	34.1	2.2	—	18.4
Equity income (loss), net of tax	19.1	36.6	2.5	—	(57.7)	0.5
Net income (loss)	18.7	19.1	36.6	2.2	(57.7)	18.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income (loss) attributable to Global Brass and Copper Holdings, Inc.	$18.7	$19.1	$36.6	$2.0	$(57.7)	$18.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$17.1	$17.3	$28.9	$1.2	$(47.3)	$17.2
Foreign currency translation adjustment, net of tax	(0.2)	(0.2)	(0.3)	(0.2)	0.7	(0.2)
Comprehensive income (loss)	16.9	17.1	28.6	1.0	(46.6)	17.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$16.9	$17.1	$28.6	$0.9	$(46.6)	$16.9

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.0	$9.2	$17.4	$0.8	$(27.3)	$9.1
Foreign currency translation adjustment, net of tax	—	—	0.1	—	(0.1)	—
Comprehensive income (loss)	9.0	9.2	17.5	0.8	(27.4)	9.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$9.0	$9.2	$17.5	$0.7	$(27.4)	$9.0

(in millions)	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$25.2	$25.6	$48.2	$1.7	$(75.4)	$25.3
Foreign currency translation adjustment, net of tax	(0.4)	(0.4)	(0.6)	(0.4)	1.5	(0.3)
Comprehensive income (loss)	24.8	25.2	47.6	1.3	(73.9)	25.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$24.8	$25.2	$47.6	$1.1	$(73.9)	$24.8

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Six Months Ended June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$18.7	$19.1	$36.6	$2.2	$(57.7)	$18.9
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.1)	(0.2)	0.4	(0.1)
Comprehensive income (loss)	18.6	19.0	36.5	2.0	(57.3)	18.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$18.6	$19.0	$36.5	$1.8	$(57.3)	$18.6

(in millions)	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1.7	$35.1	$(1.6)	$2.4	$(1.9)	$35.7
Cash flows from investing activities
Capital expenditures	—	—	(7.6)	—	—	(7.6)
Proceeds from sale of investment in joint venture	—	—	8.0		—	8.0
Net cash provided by (used in) investing activities	—	—	0.4	—	—	0.4
Cash flows from financing activities
Borrowings on ABL Facility	—	0.6	—	—	—	0.6
Payments on ABL Facility	—	(0.6)	—	—	—	(0.6)
Principal payments under capital lease obligation	—	—	(0.5)	—	—	(0.5)
Dividends paid	(1.6)	(1.6)	—	(0.6)	2.2	(1.6)
Distributions to noncontrolling interest owners	—	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1
Share repurchases	(0.3)	—	—	—	—	(0.3)
Net cash provided by (used in) financing activities	(1.7)	(1.6)	(0.5)	(0.8)	2.2	(2.4)
Effect of foreign currency exchange rates	—	—	—	0.1	—	0.1
Net increase (decrease) in cash	—	33.5	(1.7)	1.7	0.3	33.8
Cash at beginning of period	—	37.6	3.8	4.6	(1.4)	44.6
Cash at end of period	$—	$71.1	$2.1	$6.3	$(1.1)	$78.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1.7	$2.1	$12.5	$1.4	$(4.3)	$13.4
Cash flows from investing activities
Capital expenditures	—	(0.1)	(13.9)	(0.1)	—	(14.1)
Proceed from sale of property, plant, and equipment			0.1		—	0.1
Net cash provided by (used in) investing activities	—	(0.1)	(13.8)	(0.1)	—	(14.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	174.2	—	—	—	174.2
Payments on ABL Facility	—	(163.2)	—	—	—	(163.2)
Dividends paid	(1.6)	(1.6)	—	—	1.6	(1.6)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Share repurchases	(0.4)				—	(0.4)
Net cash provided by (used in) financing activities	(1.7)	9.4	—	—	1.6	9.3
Effect of foreign currency exchange rates	—	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash	—	11.4	(1.3)	1.2	(2.7)	8.6
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8
Cash at end of period	$—	$14.7	$2.6	$4.8	$(2.7)	$19.4

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

•	our ability to maintain effective internal control over financial reporting;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	workplace safety issues;

•	our ability to retain key employees;

•	adverse developments in our relationship with our employees or the future terms of our collective bargaining agreements;

•	rising employee medical costs;

•	environmental costs and our exposure to environmental claims;

•	our exposure to product liability claims;

•	our ability to successfully manage litigation;

•	our ability to maintain cost-effective insurance policies;

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
Overview
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. Holdings, through GBC, is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”). Corporate and Other includes certain administrative costs and expenses and the elimination of intercompany balances.
We are a leading value-added converter, fabricator, processor and distributor of specialized copper and brass products including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper-alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, copper cathode and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products.
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

Results of Operations
Consolidated Results of Operations for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014.
The following discussions present an analysis of our results operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended June 30,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$414.9	100.0%	$440.5	100.0%	$(25.6)	(5.8)%
Cost of sales	364.6	87.9%	396.3	90.0%	(31.7)	(8.0)%
Gross profit	50.3	12.1%	44.2	10.0%	6.1	13.8%
Selling, general and administrative expenses	21.9	5.3%	19.9	4.5%	2.0	10.1%
Operating income	28.4	6.8%	24.3	5.5%	4.1	16.9%
Interest expense	9.9	2.4%	9.8	2.2%	0.1	1.0%
Gain on sale of investment in joint venture	(6.3)	(1.5)%	—	—%	(6.3)	N/A
Other (income) expense, net	(0.2)	—%	0.1	—%	(0.3)	N/M
Income before provision for income taxes and equity income	25.0	6.0%	14.4	3.3%	10.6	73.6%
Provision for income taxes	7.9	1.9%	5.5	1.2%	2.4	43.6%
Income before equity income	17.1	4.1%	8.9	2.0%	8.2	92.1%
Equity income, net of tax	0.1	—%	0.2	—%	(0.1)	(50.0)%
Net income	17.2	4.1%	9.1	2.1%	8.1	89.0%
Less: Net income attributable to noncontrolling interest	0.1	—%	0.1	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.1	4.1%	$9.0	2.0%	$8.1	90.0%
Adjusted EBITDA (a)	$41.0	9.9%	$29.6	6.7%	$11.4	38.5%
________________________

(a)	See “—Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this report.
N/A - not applicable
N/M - not meaningful

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Three Months Ended June 30,		Change: 2015 vs. 2014
(in millions, except per pound values)	2015	2014	Amount	Percent
Pounds shipped (a)	132.8	134.8	(2.0)	(1.5)%
Net sales	$414.9	$440.5	$(25.6)	(5.8)%
Metal component of net sales	274.3	302.9	(28.6)	(9.4)%
Adjusted sales	$140.6	$137.6	$3.0	2.2%
$ per pound shipped
Net sales per pound	$3.12	$3.27	$(0.15)	(4.6)%
Metal component of net sales per pound	2.06	2.25	(0.19)	(8.4)%
Adjusted sales per pound	$1.06	$1.02	$0.04	3.9%
Average copper price per pound (b)	$2.77	$3.10	$(0.33)	(10.6)%
 ________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Net sales
Net sales decreased by $25.6 million, or 5.8%, and is comprised of a metal cost recovery component and adjusted sales. As shown in the table above, the metal cost recovery component decreased by $28.6 million due to decreased metal prices and product mix ($16.9 million), lower sales of unprocessed metals ($10.5 million), with the remainder attributable to volume. Although net sales decreased, adjusted sales actually increased by $3.0 million, comprised of a $2.2 million favorable impact from pricing and product mix, with the remainder attributable to volume. The 3.9% increase in adjusted sales per pound is similarly split between the aforementioned increase in average selling prices and product mix, but is also due to an increased concentration of sales in A.J. Oster, which has higher selling prices.
Volume decreased by 2.0 million pounds, or 1.5%, due primarily to lower demand in the munitions market with its continued destocking in the supply chain. The decrease in volume was partially offset by higher demand in the coinage market as a result of increased volume from the U.S. Mint, as well as increased demand in the building and housing market as this market has strengthened in both new residential housing and existing home sales.
Gross profit
Gross profit increased by $6.1 million, or 13.8%, from $44.2 million to $50.3 million.
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

	Three Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Unrealized loss on derivative contracts	$(0.3)	$(0.2)	$(0.1)
Lower of cost or market adjustment to inventory	(0.6)	(0.1)	(0.5)
Depreciation expense	(3.0)	(2.4)	(0.6)
Remaining gross profit	54.2	46.9	7.3
Total gross profit	$50.3	$44.2	$6.1

The “remaining gross profit” above increased by $7.3 million, $4.8 million of which is due to reduced manufacturing conversion costs and $2.2 million is due to the net effect of an increase in average selling prices and changes in product mix. The remainder is due to several other individually insignificant factors.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.0 million, or 10.1%, from $19.9 million to $21.9 million.
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

	Three Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Specified legal/professional expenses	$0.7	$0.9	$(0.2)
Share-based compensation expense	1.2	1.3	(0.1)
Depreciation expense	0.3	0.6	(0.3)
Remaining selling, general and administrative expenses	19.7	17.1	2.6
Total selling, general and administrative expenses	$21.9	$19.9	$2.0
The “remaining selling, general and administrative expenses” above increased by $2.6 million as employee and related costs increased by $2.0 million and bad debt expense increased by $0.6 million.
Interest expense
The following table summarizes the components of interest expense:

	Three Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Interest on principal	$9.0	$9.0	$—
Amortization of debt issuance costs	0.7	0.7	—
Capitalized interest	—	(0.1)	0.1
Other borrowing costs (a)	0.2	0.2	—
Total interest expense	$9.9	$9.8	$0.1
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. (“Dowa Co.”) for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During the three months ended June 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes increased by $2.4 million, or 43.6%, from $5.5 million to $7.9 million. The change in the provision for income taxes was due primarily to an increase in taxable income. The effective income tax rate decreased from 38.2% to 31.6%. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.

Net income attributable to Global Brass and Copper Holdings, Inc.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $8.1 million, or 90.0%, from $9.0 million to $17.1 million mainly due to an increase in gross profit and the gain on the sale of our share in the Dowa Joint Venture, partially offset by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, which are described above.
Adjusted EBITDA
Adjusted EBITDA increased by $11.4 million, or 38.5%, from $29.6 million to $41.0 million, due mostly to the gain of $6.3 million on the sale of our investment in joint venture and a decrease in manufacturing conversion costs of $4.8 million.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.1	$9.0	$8.1
Interest expense	9.9	9.8	0.1
Provision for income taxes	7.9	5.5	2.4
Depreciation expense	3.3	3.0	0.3
Amortization expense	—	—	—
Unrealized loss on derivative contracts (a)	0.3	0.2	0.1
Non-cash accretion of income of Dowa Joint Venture (b)	—	(0.2)	0.2
Specified legal/professional expenses (c)	0.7	0.9	(0.2)
Lower of cost or market adjustment to inventory (d)	0.6	0.1	0.5
Share-based compensation expense (e)	1.2	1.3	(0.1)
Adjusted EBITDA	$41.0	$29.6	$11.4

(a)	Represents unrealized gains and losses on derivative contracts.

(b)
As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 ("Investment in Joint Venture") to our unaudited consolidated financial statements, which are included elsewhere in this report.

(c)	Represents professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic non-copper metal inventory.

(e)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014.
The following discussions present an analysis of our results by segment for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended June 30,		Change 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	71.0	72.2	(1.2)	(1.7)%
Chase Brass	53.8	56.8	(3.0)	(5.3)%
A.J. Oster	19.2	16.6	2.6	15.7%
Corporate and other (b)	(11.2)	(10.8)	(0.4)	(3.7)%
Total	132.8	134.8	(2.0)	(1.5)%
Net sales
Olin Brass	$207.8	$227.4	$(19.6)	(8.6)%
Chase Brass	142.7	152.7	(10.0)	(6.5)%
A.J. Oster	80.2	74.9	5.3	7.1%
Corporate and other (b)	(15.8)	(14.5)	(1.3)	(9.0)%
Total	$414.9	$440.5	$(25.6)	(5.8)%
Adjusted EBITDA
Olin Brass	$17.7	$10.0	$7.7	77.0%
Chase Brass	17.1	17.7	(0.6)	(3.4)%
A.J. Oster	4.7	4.0	0.7	17.5%
Total Adjusted EBITDA of operating segments	$39.5	$31.7	$7.8	24.6%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See note 11 ("Segment Information") of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $19.6 million as the metal cost recovery component decreased $18.1 million due to lower sales of unprocessed metal, decreased metal prices and unfavorable product mix fluctuations. While adjusted sales did not change materially, it does include benefits from our focused initiatives on managing prices to provide appropriate returns on our product portfolio.
While overall volume was only down 1.7%, we did have several notable fluctuations by market. For example, volume in the munitions market continues to be depressed due to destocking within the channel, while volume in the coinage market has increased due to demand from the U.S. Mint. Volume in the automotive market also decreased due to specific customer trends rather than overall market dynamics.
Adjusted EBITDA increased by $7.7 million, the primary driver of which was a $7.2 million decrease in variable manufacturing conversion costs due to increased productivity and yields, especially considering the abnormally low results in the comparative period of 2014.

Chase Brass
Net sales decreased by $10.0 million due primarily to a $10.4 million decrease in the metal cost recovery component of net sales, partially offset by a $0.4 million increase in adjusted sales. The metal cost recovery component is comprised of a $6.2 million decrease in volume and a $4.2 million decrease from the net effect of lower metal prices and favorable product mix fluctuations. While the adjusted sales did not change materially, it is comprised of a $2.2 million increase in product mix, partially offset by a $1.8 million decrease in volume.
Volume decreased by 5.3% due to decreased demand in the transportation, industrial and machinery equipment and electronics/electrical components markets. We believe demand has decreased due to inventory corrections within Chase Brass' customer base due to the port strike that occurred in the first quarter of 2015 and customer expectations for growth in the U.S. economy, which has not occurred as anticipated. Volume in Chase Brass' largest market, building and housing, increased due to strength in new residential housing and existing home sales.
Adjusted EBITDA decreased by $0.6 million as favorable product mix fluctuations in net sales could not overcome the decrease in volume and increased manufacturing conversion costs.
A.J. Oster
Net sales increased by $5.3 million, of which $11.5 million resulted from increased volume and was partially offset by $6.2 million of decreased metal prices and unfavorable product mix fluctuations. Volume increased by 2.6 million pounds, or 15.7%, due to overall economic growth and progress in achieving its commercial growth initiatives, including expanding its product portfolio into other metals. The markets showing the most growth include building and housing and automotive. Metal prices have decreased due to a reduction in volume of high performance alloys and overall market prices for metal.
Adjusted EBITDA increased by $0.7 million primarily due to the aforementioned increase in volume; however, Adjusted EBITDA was also negatively impacted by increased prices on product purchased from Olin Brass that resulted in increased conversion costs (which are eliminated in our consolidated results).

Results of Operations
Consolidated Results of Operations for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014.
The following discussions present an analysis of our results operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Six Months Ended June 30,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$815.1	100.0%	$884.3	100.0%	$(69.2)	(7.8)%
Cost of sales	720.9	88.4%	796.5	90.1%	(75.6)	(9.5)%
Gross profit	94.2	11.6%	87.8	9.9%	6.4	7.3%
Selling, general and administrative expenses	43.3	5.3%	38.7	4.4%	4.6	11.9%
Operating income	50.9	6.2%	49.1	5.6%	1.8	3.7%
Interest expense	19.9	2.4%	19.7	2.2%	0.2	1.0%
Gain on sale of investment in joint venture	(6.3)	(0.8)%	—	—%	(6.3)	N/A
Other (income) expense, net	(0.1)	—%	0.2	—%	(0.3)	N/M
Income before provision for income taxes and equity income	37.4	4.6%	29.2	3.3%	8.2	28.1%
Provision for income taxes	12.4	1.5%	10.8	1.2%	1.6	14.8%
Income before equity income	25.0	3.1%	18.4	2.1%	6.6	35.9%
Equity income, net of tax	0.3	—%	0.5	0.1%	(0.2)	(40.0)%
Net income	25.3	3.1%	18.9	2.1%	6.4	33.9%
Less: Net income attributable to noncontrolling interest	0.1	—%	0.2	—%	(0.1)	(50.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$25.2	3.1%	$18.7	2.1%	$6.5	34.8%
Adjusted EBITDA (a)	$70.3	8.6%	$58.3	6.6%	$12.0	20.6%
________________________

(a)	See “—Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this report.
N/A - not applicable
N/M - not meaningful

Adjusted sales is a non-GAAP financial measure. See “—Non-GAAP Measures—Adjusted sales”. The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions, except per pound values)	2015	2014	Amount	Percent
Pounds shipped (a)	261.4	269.0	(7.6)	(2.8)%
Net sales	$815.1	$884.3	$(69.2)	(7.8)%
Metal component of net sales	539.7	605.5	(65.8)	(10.9)%
Adjusted sales	$275.4	$278.8	$(3.4)	(1.2)%
$ per pound shipped
Net sales per pound	$3.12	$3.29	$(0.17)	(5.2)%
Metal component of net sales per pound	2.07	2.25	(0.18)	(8.0)%
Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%
Average copper price per pound (b)	$2.72	$3.17	$(0.45)	(14.2)%
 ________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the COMEX.
Net sales
Net sales decreased by $69.2 million, or 7.8%, and is comprised of a metal cost recovery component and adjusted sales. As shown in the table above, the metal cost recovery component decreased by $65.8 million due to decreased metal prices and product mix ($37.2 million), lower sales of unprocessed metals ($22.8 million) and lower volume ($5.8 million). While adjusted sales decreased by $3.4 million, this is comprised of a $7.1 million decrease in volume, partially offset by a $3.7 million favorable impact from product mix and price fluctuations. The 1.0% increase in adjusted sales per pound is similarly split between the aforementioned favorable impact from product mix and price fluctuations, but is also due to an increased concentration of sales in A.J. Oster, which has higher selling prices.
Volume decreased by 7.6 million pounds, or 2.8% due to inventory corrections within our munitions channel partially offset by increased volume from the U.S. Mint.
Gross profit
Gross profit increased by $6.4 million, or 7.3%, from $87.8 million to $94.2 million.
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

	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Unrealized gain (loss) on derivative contracts	$0.7	$(0.4)	$1.1
Lower of cost or market adjustment to inventory	(2.5)	(0.2)	(2.3)
Restructuring and other business transformation charges	(0.4)	—	(0.4)
Depreciation expense	(5.9)	(4.5)	(1.4)
Remaining gross profit	102.3	92.9	9.4
Total gross profit	$94.2	$87.8	$6.4
The “remaining gross profit” above increased by $9.4 million, of which $3.7 million, $6.3 million and $1.4 million resulted from the net effect of an increase in average selling prices and changes in product mix within each segment, lower manufacturing conversion costs and a reduction in shrinkage costs due to lower metal prices, respectively. Partially offsetting this increase was $2.0 million from lower volume.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.6 million, or 11.9%, from $38.7 million to $43.3 million.
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

	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Specified legal/professional expenses	$1.8	$2.0	$(0.2)
Share-based compensation expense	1.9	1.6	0.3
Restructuring and other business transformation charges	0.5	—	0.5
Depreciation expense	0.7	0.8	(0.1)
Remaining selling, general and administrative expenses	38.4	34.3	4.1
Total selling, general and administrative expenses	$43.3	$38.7	$4.6
The “remaining selling, general and administrative expenses” above increased by $4.1 million as employee and related costs increased by $3.6 million and bad debt expense increased by $0.6 million. The remainder is due to several other individually insignificant factors.
Interest expense
The following table summarizes the components of interest expense:

	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Interest on principal	$18.0	$18.0	$—
Amortization of debt issuance costs	1.4	1.3	0.1
Capitalized interest	—	(0.2)	0.2
Other borrowing costs (a)	0.5	0.6	(0.1)
Total interest expense	$19.9	$19.7	$0.2
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During the three months ended June 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes increased by $1.6 million, or 14.8%, from $10.8 million to $12.4 million. The change in the provision for income taxes was due primarily to an increase in taxable income. The effective income tax rate decreased from 37.0% to 33.2%. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.

Net income attributable to Global Brass and Copper Holdings, Inc.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $6.5 million, or 34.8%, from $18.7 million to $25.2 million mainly due to an increase in gross profit and the gain on sale of our share in the Dowa Joint Venture, partially offset by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, which are described above.
Adjusted EBITDA
Adjusted EBITDA increased by $12.0 million, or 20.6%, from $58.3 million to $70.3 million due mostly to the $6.3 million gain on the sale of our investment in joint venture and $6.3 million of decreased manufacturing conversion costs.
Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Net income attributable to Global Brass and Copper Holdings, Inc.	$25.2	$18.7	$6.5
Interest expense	19.9	19.7	0.2
Provision for income taxes	12.4	10.8	1.6
Depreciation expense	6.6	5.3	1.3
Amortization expense	—	—	—
Unrealized (gain) loss on derivative contracts (a)	(0.7)	0.4	(1.1)
Non-cash accretion of income of Dowa Joint Venture (b)	(0.2)	(0.4)	0.2
Specified legal/professional expenses (c)	1.8	2.0	(0.2)
Lower of cost or market adjustment to inventory (d)	2.5	0.2	2.3
Share-based compensation expense (e)	1.9	1.6	0.3
Restructuring and other business transformation charges (f)	0.9	—	0.9
Adjusted EBITDA	$70.3	$58.3	$12.0

(a)	Represents unrealized gains and losses on derivative contracts.

(b)
As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (which represents the estimated useful life of the technology and patents of the joint venture). See note 4 ("Investment in Joint Venture") to our unaudited consolidated financial statements, which are included elsewhere in this report.

(c)
Specified legal/professional expenses for the six months ended June 30, 2015 include professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company.

Specified legal/professional expenses for the six months ended June 30, 2014 include professional fees for accounting, tax, legal and consulting services related to costs incurred as a publicly traded company, including follow-on offering costs.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic non-copper metal inventory.

(e)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

(f)	Restructuring and other business transformation charges for the six months ended June 30, 2015 represent severance charges at Olin Brass.

Segment Results of Operations
Segment Results of Operations for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014.
The following discussions present an analysis of our results by segment for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Six Months Ended June 30,		Change 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	130.9	139.8	(8.9)	(6.4)%
Chase Brass	115.2	115.7	(0.5)	(0.4)%
A.J. Oster	37.3	34.1	3.2	9.4%
Corporate and other (b)	(22.0)	(20.6)	(1.4)	(6.8)%
Total	261.4	269.0	(7.6)	(2.8)%
Net sales
Olin Brass	$392.5	$440.5	$(48.0)	(10.9)%
Chase Brass	299.1	315.3	(16.2)	(5.1)%
A.J. Oster	155.0	156.4	(1.4)	(0.9)%
Corporate and other (b)	(31.5)	(27.9)	(3.6)	(12.9)%
Total	$815.1	$884.3	$(69.2)	(7.8)%
Adjusted EBITDA
Olin Brass	$27.0	$20.1	$6.9	34.3%
Chase Brass	38.5	36.1	2.4	6.6%
A.J. Oster	8.2	8.1	0.1	1.2%
Total Adjusted EBITDA of operating segments	$73.7	$64.3	$9.4	14.6%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See note 11 ("Segment Information") of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $48.0 million due to lower volume ($24.2 million). Accounting for the remaining $23.8 million decrease in net sales was lower metal prices, lower sales of unprocessed metals and the net effect of an increase in average selling prices and unfavorable product mix fluctuations. These price increases have been obtained from our focused initiatives on managing prices to provide appropriate returns on our product portfolio. Volume decreased due to inventory corrections within the munitions channel, partially offset by increased coinage volume from the U.S. Mint.
Adjusted EBITDA increased by $6.9 million, which was largely comprised of decreased manufacturing conversion costs of $9.5 million, partially offset by the negative effect of decreased volume and several other individually insignificant factors.
Chase Brass
Net sales decreased by $16.2 million due to lower volume of $1.4 million and the net effect of lower metal prices and favorable product mix fluctuations of $14.8 million, which was largely caused by decreased metal commodity prices. While volume overall did not change significantly, certain markets did experience fluctuations. For example, volume in the building and housing market increased, while volume in the transportation, electronics/electrical components markets and industrial machinery and equipment markets decreased due to inventory corrections within our customers, who we believe have been impacted by reduced expectations for the overall growth in the U.S. economy.
Adjusted EBITDA increased by $2.4 million. While overall net sales decreased due to decreased metal prices, our balanced book approach largely ameliorates the effect of changing metal commodity prices. Thus, the increase in Adjusted EBITDA is due mostly to increased conversion price economics.
A.J. Oster
While net sales only decreased by $1.4 million, the decrease is comprised of $14.6 million from an increase in volume, which is offset by $16.0 million from decreased metal prices and unfavorable product mix fluctuations. Volume increased by 3.2 million pounds, or 9.4%, due to A.J. Oster's success in achieving its commercial growth initiatives, including expanding its product portfolio into other metals, as well as increased demand from the building and housing market.
Adjusted EBITDA remained relatively flat, following the pattern in net sales. In addition, A.J. Oster's Adjusted EBITDA was negatively impacted by increased prices on product purchased from Olin Brass that resulted in increased conversion costs (which are eliminated in our consolidated results).

Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of June 30, 2015 as compared to the amounts as of December 31, 2014 and June 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
June 30, 2015 compared to December 31, 2014
Our total assets increased by $39.3 million, which was primarily driven by an increase in cash of $33.8 million, the drivers of which are detailed in our consolidated statement of cash flows for the six months ended June 30, 2015.
Accounts payable increased $21.6 million, primarily as a result of an increase in our days payable outstanding from 21 days at December 31, 2014 to 26 days at June 30, 2015 due to the timing of inventory receipts.
Our accumulated deficit decreased commensurate with the earnings we generated in the six months ended June 30, 2015 such that we now have a retained earnings balance.
June 30, 2015 compared to June 30, 2014
Compared to the balances at June 30, 2014, our total assets at June 30, 2015 increased by $16.9 million, reflective of a $59.0 million increase in cash and a decrease in accounts receivable of $30.8 million.
The increase in cash was the result of earnings generated in the twelve months ended June 30, 2015.
The decrease in accounts receivable is mainly attributed to the decrease in volume in the second quarter of 2015 compared to the second quarter of 2014, as well as a reduction of 4 days in our days sales outstanding ("DSO") from 41 days at June 30, 2014 to 37 days at June 30, 2015 due to improved collections.
Long-term debt decreased $17.5 million as the debt outstanding under the ABL Facility as of June 30, 2014 was paid off in the fourth quarter of 2014.
Our accumulated deficit decreased commensurate with the earnings we generated in the trailing twelve months ended June 30, 2015 such that we now have a retained earnings balance.
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
The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of June 30, 2015, all of the net assets of the subsidiaries are restricted except for $73.6 million, which are permitted for dividend distributions under the Indenture.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report. Our consolidated statement of cash flows for the six months ended June 30, 2014 reflects revisions discussed in the notes to the unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Cash flows provided by operating activities	$35.7	$13.4	$22.3
Cash flows provided by (used in) investing activities	$0.4	$(14.0)	$14.4
Cash flows (used in) provided by financing activities	$(2.4)	$9.3	$(11.7)
Cash flows from operating activities
Net cash provided by operating activities increased by $22.3 million due primarily to a decreased investment in working capital. Approximately $10.5 million of the decreased working capital investment is related to accounts receivable and is due to a four day decrease in DSO in the 2015 period as compared to the 2014 period.
In addition, our income tax receivables net of payables improved and yielded a $9.7 million benefit to cash flow from operations due to the utilization in 2015 of the prior year tax overpayment.
Cash flows from investing activities
Our cash flows from investing activities in 2015 benefited from $8.0 million in proceeds for the sale of our investment in the Dowa Joint Venture and less capital spending. However, we expect full year 2015 capital expenditures to be in line with our historical spend.
Cash flows from financing activities
Net cash used in financing activities was $2.4 million as compared to a $9.3 million provision of cash in the prior year period. The change in net cash flows from financing activities is primarily attributed to a decrease in net borrowings given the strong cash flow from operations.

Outstanding Indebtedness
We had outstanding long-term debt of $380.3 million at June 30, 2015, $380.8 million at December 31, 2014, and $397.5 million at June 30, 2014, including the current portions of $1.0 million at both June 30, 2015 and December 31, 2014, and $0.7 million at June 30, 2014.  We may, from time to time, seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At June 30, 2015, we were in compliance with all of these covenants.
For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
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
Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures
Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is i) recorded, processed, summarized, and reported on a timely basis, and ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	8,794	$15.31	*	*
May 1, 2015 through May 31, 2015	4,756	$17.23	*	*
June 1, 2015 through June 30, 2015	—	—	*	*
Total	13,550	$15.98	*	*
________________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during three months ended June 30, 2015 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

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
Date: August 7, 2015