Form 10-Q
period 2015-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2015-11-03
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐     No  ☒
On October 29, 2015, there were 21,507,154 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
September 30, 2015

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash	$73.5	$44.6	$17.4
Accounts receivable (net of allowance of $1.3, $1.0 and $1.0 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively)	154.5	152.3	194.1
Inventories	197.0	189.0	216.2
Prepaid expenses and other current assets	16.3	26.2	23.6
Deferred income taxes	33.9	30.1	32.0
Income tax receivable	—	8.3	4.4
Total current assets	475.2	450.5	487.7
Property, plant and equipment	148.2	138.6	132.2
Less: Accumulated depreciation	44.3	35.1	31.7
Property, plant and equipment, net	103.9	103.5	100.5
Investment in joint venture	—	2.0	2.5
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.5	0.6	0.6
Deferred income taxes	2.5	0.8	1.2
Other noncurrent assets	12.1	14.7	15.6
Total assets	$598.6	$576.5	$612.5
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$1.1	$1.0	$1.0
Accounts payable	91.8	82.5	106.0
Accrued liabilities	53.1	57.3	54.6
Accrued interest	11.5	3.2	12.2
Income tax payable	0.5	0.5	0.2
Total current liabilities	158.0	144.5	174.0
Non-current portion of debt	357.9	379.8	388.5
Deferred income taxes	—	0.8	—
Other noncurrent liabilities	25.4	25.4	25.6
Total liabilities	541.3	550.5	588.1
Commitments and contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,553,883, 21,369,407 and 21,369,407 shares issued at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	0.2	0.2	0.2
Additional paid-in capital	35.8	32.5	32.1
Retained earnings (accumulated deficit)	19.6	(10.1)	(12.1)
Treasury stock - 46,729, 29,200 and 29,200 shares at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	(0.7)	(0.4)	(0.4)
Accumulated other comprehensive (loss) income	(1.9)	(0.6)	0.3
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	53.0	21.6	20.1
Noncontrolling interest	4.3	4.4	4.3
Total equity	57.3	26.0	24.4
Total liabilities and equity	$598.6	$576.5	$612.5
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net sales	$367.7	$436.8	$1,182.8	$1,321.1
Cost of sales	325.1	392.2	1,046.0	1,188.7
Gross profit	42.6	44.6	136.8	132.4
Selling, general and administrative expenses	20.2	18.8	63.5	57.5
Operating income	22.4	25.8	73.3	74.9
Interest expense	9.9	10.0	29.8	29.7
Loss on extinguishment of debt	2.3	—	2.3	—
Gain on sale of investment in joint venture	—	—	(6.3)	—
Other (income) expense, net	(0.1)	0.1	(0.2)	0.3
Income before provision for income taxes and equity income	10.3	15.7	47.7	44.9
Provision for income taxes	3.3	5.7	15.7	16.5
Income before equity income	7.0	10.0	32.0	28.4
Equity income, net of tax	—	0.3	0.3	0.8
Net income	7.0	10.3	32.3	29.2
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.3
Net income attributable to Global Brass and Copper Holdings, Inc.	$6.9	$10.2	$32.1	$28.9
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.32	$0.48	$1.51	$1.36
Diluted	$0.32	$0.48	$1.50	$1.36
Weighted average common shares outstanding:
Basic	21.3	21.2	21.3	21.2
Diluted	21.4	21.3	21.4	21.3
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income	$7.0	$10.3	$32.3	$29.2
Other comprehensive income:
Foreign currency translation adjustment	(1.4)	(0.3)	(1.9)	(0.4)
Less: Income tax benefit on foreign currency translation adjustment	(0.3)	(0.2)	(0.5)	(0.2)
Comprehensive income	5.9	10.2	30.9	29.0
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	0.1	0.1	0.3
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$6.0	$10.1	$30.8	$28.7
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity / (Deficit) (Unaudited)

(In millions, except share data)	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)/	Treasury stock	Accumulated other comprehensive (loss) income	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)
Balance at December 31, 2013	$0.2	$30.5	$(38.6)	$—	$0.5	$(7.4)	$4.0	$(3.4)
Share-based compensation (106,316 shares)	—	1.3	—	—	—	1.3	—	1.3
Exercise of stock options (11,605 shares)	—	0.1	—	—	—	0.1	—	0.1
Share repurchases (29,200 shares)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	0.2	—	—	—	0.2	—	0.2
Dividends declared	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Net income	—	—	28.9	—	—	28.9	0.3	29.2
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance at September 30, 2014	$0.2	$32.1	$(12.1)	$(0.4)	$0.3	$20.1	$4.3	$24.4

Balance at December 31, 2014	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation (172,678 shares)	—	3.1	—	—	—	3.1	—	3.1
Exercise of stock options (11,798 shares)	—	0.1	—	—	—	0.1	—	0.1
Share repurchases (17,529 shares)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	32.1	—	—	32.1	0.2	32.3
Other comprehensive loss, net of tax	—	—	—	—	(1.3)	(1.3)	(0.1)	(1.4)
Balance at September 30, 2015	$0.2	$35.8	$19.6	$(0.7)	$(1.9)	$53.0	$4.3	$57.3
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$32.3	$29.2
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	4.8	0.2
Unrealized loss on derivatives	0.1	0.3
Depreciation	10.0	8.8
Amortization of intangible assets	0.1	0.1
Amortization of debt issuance costs	2.1	2.0
Loss on debt extinguishment	2.3	—
Share-based compensation expense	3.1	1.3
Excess tax benefit from share-based compensation	(0.1)	(0.2)
Provision for bad debts, net of reductions	0.4	(0.1)
Deferred income taxes	(5.8)	3.1
Loss on disposal of property, plant and equipment	0.4	—
Gain on sale of investment in joint venture	(6.3)	—
Equity earnings, net of distributions	0.1	(0.4)
Change in assets and liabilities:
Accounts receivable	(3.5)	(22.3)
Inventories	(13.9)	(25.8)
Prepaid expenses and other current assets	9.9	(1.4)
Accounts payable	11.9	23.6
Accrued liabilities	(4.6)	(1.3)
Accrued interest	8.3	8.9
Income taxes, net	8.4	(0.2)
Other, net	—	(1.1)
Net cash provided by operating activities	60.0	24.7
Cash flows from investing activities
Capital expenditures	(13.0)	(19.5)
Proceeds from sale of property, plant, and equipment	0.1	0.8
Proceeds from sale of investment in joint venture	8.0	—
Net cash used in investing activities	(4.9)	(18.7)
Cash flows from financing activities
Borrowings on ABL Facility	0.9	245.1
Payments on ABL Facility	(0.9)	(242.1)
Purchases of Senior Secured Notes	(21.1)	—
Premium payment on partial debt extinguishment	(1.8)	—
Principal payments under capital lease obligation	(0.7)	—
Dividends paid	(2.4)	(2.4)
Distribution to noncontrolling interest owner	(0.2)	—
Proceeds from exercise of stock options	0.1	0.1
Excess tax benefit from share-based compensation	0.1	0.2
Share repurchases	(0.3)	(0.4)
Net cash (used in) provided by financing activities	(26.3)	0.5
Effect of foreign currency exchange rates	0.1	0.1
Net increase in cash	28.9	6.6
Cash at beginning of period	44.6	10.8
Cash at end of period	$73.5	$17.4
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.8	$1.4
Acquisition of equipment under capital lease obligation	$—	$6.0
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revision of Prior Period Statements of Cash Flows
We revised our consolidated statement of cash flows for the nine months ended September 30, 2014 to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. These non-cash purchases were previously reflected as a component of net cash used in operating activities and net cash used in investing activities. We assessed and determined that the error is not material to any previously reported annual or interim financial statements. The revision of prior reported amounts has no impact on the reported change in cash or amounts reported in the consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in equity / (deficit).
For the nine months ended September 30, 2014, the correction to cash flows from operating activities was to adjust the cash effect of the change in accounts payable and the change in accrued liabilities by $3.0 million and $0.3 million, respectively, from $20.6 million and $1.6 million, respectively, to $23.6 million and $1.3 million, respectively. The correction to cash flows from investing activities was to adjust capital expenditures by $3.3 million, from $16.2 million to $19.5 million. The revision resulted in an increase of $3.3 million to the Company’s “net cash provided by operating activities” for the nine months ended September 30, 2014, with a corresponding increase to “net cash used in investing activities”.
Recently Issued and Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years,

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

beginning after December 15, 2015. We do not expect the adoption of this standard to have a material effect on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. Under the new standard, in scope inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost, should be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-3 requires retrospective adoption. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 provides additional guidance to ASU 2015-3, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We do not expect the adoption of these standards to have a material effect on our financial statements.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, in May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which is an amendment to ASU 2014-9 and defers its effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$6.9	$10.2	$32.1	$28.9
Denominator
Weighted-average common shares outstanding	21.3	21.2	21.3	21.2
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1	0.1	0.1
Weighted-average common shares outstanding, assuming dilution	21.4	21.3	21.4	21.3
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.32	$0.48	$1.51	$1.36
Diluted	$0.32	$0.48	$1.50	$1.36
The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for the three and nine months ended September 30, 2014 excluded 150,740 shares and 147,136 shares awarded under our equity incentive plan, respectively, because they were anti-dilutive.

3.	Inventories
Inventories were as follows:

	As of
(in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Raw materials and supplies	$33.7	$29.7	$35.2
Work-in-process	80.6	78.7	82.8
Finished goods	82.7	80.6	98.2
Total inventories	$197.0	$189.0	$216.2
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of raw material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at September 30, 2015, December 31, 2014 and September 30, 2014. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a FIFO basis.
During the three months ended September 30, 2015, we reduced the recorded value of certain domestic, non-copper metal inventory by $2.3 million, resulting from the decline in market value of these metals. We did not record a similar adjustment in the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, these adjustments were $4.8 million and $0.2 million, respectively. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statements of operations.
If all inventories had been valued at period-end market values, inventories would have been approximately $248.9 million, $280.1 million and $316.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Workers’ compensation plan deposits	$6.3	$6.2	$5.7
Deferred cost of sales - toll customers	2.9	12.7	9.1
Prepaid insurance	2.4	2.8	3.4
Derivative contract assets	1.1	1.3	1.6
Prepaid tooling	0.5	1.2	1.2
Other	3.1	2.0	2.6
Total prepaid expenses and other current assets	$16.3	$26.2	$23.6

5.	Investment in Joint Venture
During each of the nine months ended September 30, 2015 and 2014, we received cash dividends from Dowa Olin Metal Corporation (the “Dowa Joint Venture”) of $0.4 million, which were recorded as a reduction in our investment in the Dowa Joint Venture.
On April 3, 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During the nine months ended September 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Compensation and benefits	$23.6	$18.1	$18.7
Workers’ compensation	13.8	14.2	14.6
Deferred sales revenue - toll customers	2.9	12.7	9.1
Insurance	2.9	2.5	2.2
Professional fees	2.5	2.1	2.7
Utilities	1.8	1.5	1.7
Taxes	1.3	1.7	1.3
Tooling	0.4	0.8	0.6
Other	3.9	3.7	3.7
Total accrued liabilities	$53.1	$57.3	$54.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Senior Secured Notes	$353.9	$375.0	$375.0
ABL Facility	—	—	8.5
Obligations under capital lease	5.1	5.8	6.0
Total debt	359.0	380.8	389.5
Less: Current portion of capital lease obligations	1.1	1.0	1.0
Non-current portion of debt	$357.9	$379.8	$388.5
Senior Secured Notes
We have $353.9 million of senior secured notes outstanding that mature on June 1, 2019 (the “Senior Secured Notes”) and are guaranteed by Holdings. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.

During the three months ended September 30, 2015, we purchased in the open market an aggregate of $21.1 million principal amount of our Senior Secured Notes for an aggregate purchase price of $22.9 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $2.3 million, which includes a premium of $1.8 million and the write-off of $0.5 million of unamortized debt issuance costs.
The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2015, all of the net assets of the subsidiaries are restricted except for $78.0 million, which are permitted for dividend distributions under the Indenture. As of September 30, 2015, we were in compliance with all of the covenants relating to the Indenture.
ABL Facility
Available borrowings under our asset-based revolving loan facility (the “ABL Facility”) were $200.0 million, $199.5 million and $191.0 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. As of September 30, 2015, December 31, 2014 and September 30, 2014, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.
The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of September 30, 2015, we were in compliance with all of the covenants under the ABL Facility.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 32.0% and 36.3% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate was 32.9% and 36.7% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates for the three and nine months ended September 30, 2015 and 2014 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015, December 31, 2014 and September 30, 2014, we had $25.2 million, $25.2 million and $25.4 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three and nine months ended September 30, 2015 or 2014. Accrued interest and penalties as of September 30, 2015, December 31, 2014 and September 30, 2014 were $0.1 million. Our liability for uncertain tax positions of $25.3 million, $25.3 million and $25.5 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
Our U.S. federal returns for the period ended December 31, 2012 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2011 and all subsequent periods also remain open for audit.

9.	Segment Information
Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass and A.J. Oster.
Olin Brass is a leading manufacturer and converter of copper and brass sheet, strip and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Olin Brass’s products are used in five primary markets: building and housing, munitions, automotive, coinage, and electronics/electrical components.
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
A.J. Oster is a processor and distributor primarily of copper and copper-alloy sheet, strip and foil. A.J. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics/electrical components.
Corporate and Other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and Other also includes interest expense, state and Federal income taxes, overhead costs, share-based compensation expense, costs related to other long-term incentive programs, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany balances and transactions.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being Adjusted EBITDA.
Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, non-cash gains and losses due to the depletion of a LIFO layer of metal inventory, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to the Dowa Joint Venture, restructuring and other business transformation charges, specified legal and professional expenses and certain other items, each of which are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income:

(in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales, External Customers
Olin Brass	$163.3	$200.4	$525.5	$613.0
Chase Brass	129.6	154.7	427.5	470.0
A.J. Oster	74.8	81.7	229.8	238.1
Total net sales, external customers	$367.7	$436.8	$1,182.8	$1,321.1
Intersegment Net Sales
Olin Brass	$11.5	$16.7	$41.8	$44.6
Chase Brass	0.3	—	1.5	—
A.J. Oster	0.1	0.2	0.1	0.2
Total intersegment net sales	$11.9	$16.9	$43.4	$44.8
Adjusted EBITDA
Olin Brass	$15.0	$11.0	$42.0	$31.1
Chase Brass	15.5	18.1	54.0	54.2
A.J. Oster	4.6	4.5	12.8	12.6
Total Adjusted EBITDA of segments	35.1	33.6	108.8	97.9
Corporate and Other	(4.5)	(3.2)	(7.9)	(9.2)
Depreciation expense	(3.4)	(3.5)	(10.0)	(8.8)
Amortization expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(9.9)	(10.0)	(29.8)	(29.7)
Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.3
Unrealized (loss) gain on derivative contracts (a)	(0.8)	0.1	(0.1)	(0.3)
Loss on extinguishment of debt (b)	(2.3)	—	(2.3)	—
Equity method investment income (c)	—	(0.2)	(0.1)	(0.3)
Specified legal/professional expenses (d)	(0.4)	(1.1)	(2.2)	(3.1)
Lower of cost or market adjustment to inventory (e)	(2.3)	—	(4.8)	(0.2)
Share-based compensation expense (f)	(1.2)	0.3	(3.1)	(1.3)
Restructuring and other business transformation charges (g)	—	(0.3)	(0.9)	(0.3)
Income before provision for income taxes and equity income	$10.3	$15.7	$47.7	$44.9

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of Senior Secured Notes.

(c)
Excludes accretion income of $0.1 million for the three months ended September 30, 2014. Excludes accretion income of $0.2 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. Equity method investment income is exclusive to Olin Brass.

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

(g)	Restructuring and other business transformation charges for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 represent severance charges at Olin Brass.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

10.	Derivative Contracts
We maintain a metal, natural gas and electricity pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from volatility of the commodity indices.
We are also exposed to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in commodity price. We manage the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We manage credit risk associated with derivative contracts by executing derivative instruments with counterparties that we believe are credit-worthy. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative contracts, if any. If the credit worthiness of these counterparties deteriorates, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties, if any, with any amounts payable to the counterparties by the Company.
The following tables provide a summary of our outstanding commodity derivative contracts:

(in millions, except for number of contracts)
	As of
	September 30, 2015		December 31, 2014		September 30, 2014
	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$2.5	814	$13.4	400	$(7.4)	526
Natural gas	1.6	53	2.6	78	2.2	60
Electricity	1.6	19	5.9	77	3.4	41
Total	$5.7	886	$21.9	555	$(1.8)	627

	As of
(in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Notional amount - long	$29.4	$29.9	$22.5
Notional amount - (short)	(23.7)	(8.0)	(24.3)
Net long / (short)	$5.7	$21.9	$(1.8)

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

(in millions)	As of September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.6	$(1.6)	$—
Natural gas	—	—	—
Electricity	—	—	—
Collateral on deposit	3.2	(2.1)	1.1
Total	$4.8	$(3.7)	$1.1

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.1

(in millions)	As of September 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$3.1	$(3.1)	$—
Natural gas	0.4	(0.4)	—
Electricity	0.2	(0.2)	—
Total	$3.7	$(3.7)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	As of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.5	$(0.5)	$—
Natural gas	—	—	—
Electricity	0.2	(0.2)	—
Collateral on deposit	3.3	(2.0)	1.3
Total	$4.0	$(2.7)	$1.3

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.3

(in millions)	As of December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Natural gas	0.7	(0.7)	—
Electricity	0.6	(0.6)	—
Total	$2.7	$(2.7)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	As of September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.1	$(0.5)	$0.6
Natural gas	—	—	—
Electricity	0.3	(0.2)	0.1
Collateral on deposit	0.9	—	0.9
Total	$2.3	$(0.7)	$1.6

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.6

(in millions)	As of September 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.5	$(0.5)	$—
Natural gas	0.1	—	0.1
Electricity	0.2	(0.2)	—
Total	$0.8	$(0.7)	$0.1

Consolidated balance sheet location:
Accrued liabilities			$0.1

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Losses (gains) in cost of sales for:
Metal	$1.5	$(0.5)	$1.4	$(1.0)
Natural gas	0.2	0.2	0.3	—
Electricity	—	0.2	0.3	(1.4)
Total	$1.7	$(0.1)	$2.0	$(2.4)

11.	Fair Value Measurements
ASC 820 specifies a fair value framework and hierarchy based upon the observability of inputs used in valuation techniques. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015, December 31, 2014 and September 30, 2014, the fair value of our commodity derivative contracts was $1.1 million, $1.3 million and $1.5 million, respectively. In accordance with ASC 820, our metal, natural gas and electricity commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2015 or 2014.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of September 30, 2015, the fair value of our Senior Secured Notes approximated $383.8 million compared to a carrying value of $353.9 million. As of December 31, 2014 and September 30, 2014, the fair value of our Senior Secured Notes approximated $405.0 million and $417.2 million, respectively, compared to a carrying value of $375.0 million. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

13.	Condensed Consolidating Financial Information
In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued the Senior Secured Notes as further described in Note 7, “Financing.” The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

who guarantee or incur certain types of Permitted Debt, as such term is defined under the Indenture (individually, a “Guarantor” and collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).
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
As discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” the Company’s consolidated statement of cash flows for the nine months ended September 30, 2014 reflects revisions to correct errors related to the treatment of purchases of property, plant and equipment for which cash had not yet been paid. The revision resulted in an increase of $3.3 million to the Company’s and Guarantor Subsidiaries “net cash provided by operating activities” for the nine months ended September 30, 2014, with a corresponding increase to “net cash used in investing activities”.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$63.0	$3.4	$8.5	$(1.4)	$73.5
Accounts receivable, net of allowance	—	3.2	137.9	13.4	—	154.5
Inventories	—	—	188.5	14.7	(6.2)	197.0
Prepaid expenses and other current assets	—	10.1	5.7	0.5	—	16.3
Deferred income taxes	—	33.9	—	—	—	33.9
Total current assets	—	110.2	335.5	37.1	(7.6)	475.2
Property, plant and equipment, net	—	0.5	102.9	0.5	—	103.9
Investment in subsidiaries	61.8	853.0	23.2	—	(938.0)	—
Intercompany accounts	—	—	512.4	—	(512.4)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.5	—	—	0.5
Deferred income taxes	—	2.5	—	—	—	2.5
Other noncurrent assets	—	9.9	2.2	—	—	12.1
Total assets	$61.8	$976.1	$981.1	$37.6	$(1,458.0)	$598.6
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.1	$—	$—	$1.1
Accounts payable	—	6.6	90.0	2.8	(7.6)	91.8
Accrued liabilities	—	19.7	32.7	0.7	—	53.1
Accrued interest	—	11.5	—	—	—	11.5
Income tax payable	—	—	0.2	0.3	—	0.5
Total current liabilities	—	37.8	124.0	3.8	(7.6)	158.0
Long-term debt	—	353.9	4.0	—	—	357.9
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.8	497.3	—	6.3	(512.4)	—
Total liabilities	8.8	914.3	128.1	10.1	(520.0)	541.3
Global Brass and Copper Holdings, Inc. stockholders’ equity	53.0	61.8	853.0	23.2	(938.0)	53.0
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	53.0	61.8	853.0	27.5	(938.0)	57.3
Total liabilities and equity	$61.8	$976.1	$981.1	$37.6	$(1,458.0)	$598.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6
Accounts receivable, net of allowance	—	2.6	131.6	18.1	—	152.3
Inventories	—	—	173.5	15.8	(0.3)	189.0
Prepaid expenses and other current assets	—	10.1	16.0	0.1	—	26.2
Deferred income taxes	—	30.1	—	—	—	30.1
Income tax receivable	—	8.4	—	—	(0.1)	8.3
Total current assets	—	88.8	324.9	38.6	(1.8)	450.5
Property, plant and equipment, net	—	0.7	102.4	0.4	—	103.5
Investment in joint venture	—	—	2.0	—	—	2.0
Investment in subsidiaries	29.8	752.5	23.1	—	(805.4)	—
Intercompany accounts	—	—	419.3	—	(419.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent assets	—	12.5	2.2	—	—	14.7
Total assets	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	0.6	82.0	1.6	(1.7)	82.5
Accrued liabilities	—	18.4	38.3	0.6	—	57.3
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.2	0.4	(0.1)	0.5
Total current liabilities	—	22.2	121.5	2.6	(1.8)	144.5
Long-term debt	—	375.0	4.8	—	—	379.8
Deferred income taxes	—	0.8	—	—	—	0.8
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.2	402.2	—	8.9	(419.3)	—
Total liabilities	8.2	825.5	126.4	11.5	(421.1)	550.5
Global Brass and Copper Holdings, Inc. stockholders’ equity	21.6	29.8	752.5	23.1	(805.4)	21.6
Noncontrolling interest	—	—	—	4.4	—	4.4
Total equity	21.6	29.8	752.5	27.5	(805.4)	26.0
Total liabilities and equity	$29.8	$855.3	$878.9	$39.0	$(1,226.5)	$576.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$7.5	$3.7	$7.3	$(1.1)	$17.4
Accounts receivable, net of allowance	—	2.7	176.8	14.6	—	194.1
Inventories	—	—	196.0	21.4	(1.2)	216.2
Prepaid expenses and other current assets	—	10.8	12.5	0.3	—	23.6
Deferred income taxes	—	32.0	—	—	—	32.0
Income tax receivable	—	4.6	—	—	(0.2)	4.4
Total current assets	—	57.6	389.0	43.6	(2.5)	487.7
Property, plant and equipment, net	—	0.8	99.3	0.4	—	100.5
Investment in joint venture	—	—	2.5	—	—	2.5
Investment in subsidiaries	28.2	734.7	23.9	—	(786.8)	—
Intercompany accounts	—	—	358.3	—	(358.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	1.2	—	—	—	1.2
Other noncurrent assets	—	13.2	2.4	—	—	15.6
Total assets	$28.2	$807.5	$880.4	$44.0	$(1,147.6)	$612.5
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	1.4	103.9	3.0	(2.3)	106.0
Accrued liabilities	—	18.3	35.6	0.7	—	54.6
Accrued interest	—	12.2	—	—	—	12.2
Income tax payable	—	—	0.1	0.3	(0.2)	0.2
Total current liabilities	—	31.9	140.6	4.0	(2.5)	174.0
Long-term debt	—	383.5	5.0	—	—	388.5
Other noncurrent liabilities	—	25.5	0.1	—	—	25.6
Intercompany accounts	8.1	338.4	—	11.8	(358.3)	—
Total liabilities	8.1	779.3	145.7	15.8	(360.8)	588.1
Global Brass and Copper Holdings, Inc. stockholders’ equity	20.1	28.2	734.7	23.9	(786.8)	20.1
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	20.1	28.2	734.7	28.2	(786.8)	24.4
Total liabilities and equity	$28.2	$807.5	$880.4	$44.0	$(1,147.6)	$612.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$349.2	$21.3	$(2.8)	$367.7
Cost of sales	—	3.4	305.5	19.0	(2.8)	325.1
Gross profit (loss)	—	(3.4)	43.7	2.3	—	42.6
Selling, general and administrative expenses	0.3	5.2	13.9	0.8	—	20.2
Operating income (loss)	(0.3)	(8.6)	29.8	1.5	—	22.4
Interest expense	—	9.8	0.1	—	—	9.9
Loss on extinguishment of debt	—	2.3	—	—	—	2.3
Other expense (income), net	—	0.2	0.1	(0.4)	—	(0.1)
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(20.9)	29.6	1.9	—	10.3
Provision for (benefit from) income taxes	(0.1)	(7.0)	9.9	0.5	—	3.3
Income (loss) before equity income	(0.2)	(13.9)	19.7	1.4	—	7.0
Equity income, net of tax	7.1	21.0	1.3	—	(29.4)	—
Net income	6.9	7.1	21.0	1.4	(29.4)	7.0
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income attributable to Global Brass and Copper Holdings, Inc.	$6.9	$7.1	$21.0	$1.3	$(29.4)	$6.9

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$421.2	$23.0	$(7.4)	$436.8
Cost of sales	—	0.2	378.6	20.8	(7.4)	392.2
Gross profit (loss)	—	(0.2)	42.6	2.2	—	44.6
Selling, general and administrative expenses	0.3	4.0	13.6	0.9	—	18.8
Operating income (loss)	(0.3)	(4.2)	29.0	1.3	—	25.8
Interest expense	—	9.8	0.2	—	—	10.0
Other expense, net	—	—	0.1	—	—	0.1
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(14.0)	28.7	1.3	—	15.7
Provision for (benefit from) income taxes	(0.1)	(4.8)	9.9	0.7	—	5.7
Income (loss) before equity income	(0.2)	(9.2)	18.8	0.6	—	10.0
Equity income, net of tax	10.4	19.6	0.8	—	(30.5)	0.3
Net income	10.2	10.4	19.6	0.6	(30.5)	10.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.2	$10.4	$19.6	$0.5	$(30.5)	$10.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,134.8	$66.3	$(18.3)	$1,182.8
Cost of sales	—	5.8	998.6	59.9	(18.3)	1,046.0
Gross profit (loss)	—	(5.8)	136.2	6.4	—	136.8
Selling, general and administrative expenses	0.9	16.7	43.4	2.5	—	63.5
Operating income (loss)	(0.9)	(22.5)	92.8	3.9	—	73.3
Interest expense	—	29.5	0.3	—	—	29.8
Loss on extinguishment of debt	—	2.3	—	—	—	2.3
Gain on sale of investment in joint venture	—	—	(6.3)	—	—	(6.3)
Other expense (income), net	—	0.3	0.1	(0.6)	—	(0.2)
Income (loss) before provision for (benefit from) income taxes and equity income	(0.9)	(54.6)	98.7	4.5	—	47.7
Provision for (benefit from) income taxes	(0.3)	(18.1)	32.7	1.4	—	15.7
Income (loss) before equity income	(0.6)	(36.5)	66.0	3.1	—	32.0
Equity income, net of tax	32.7	69.2	3.2	—	(104.8)	0.3
Net income	32.1	32.7	69.2	3.1	(104.8)	32.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.2	—	0.2
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.1	$32.7	$69.2	$2.9	$(104.8)	$32.1

(in millions)	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,271.4	$70.4	$(20.7)	$1,321.1
Cost of sales	—	(0.4)	1,145.9	63.9	(20.7)	1,188.7
Gross profit (loss)	—	0.4	125.5	6.5	—	132.4
Selling, general and administrative expenses	0.9	13.2	41.0	2.4	—	57.5
Operating income (loss)	(0.9)	(12.8)	84.5	4.1	—	74.9
Interest expense	—	29.5	0.2	—	—	29.7
Other expense (income), net	—	0.2	0.2	(0.1)	—	0.3
Income (loss) before provision for (benefit from) income taxes and equity income	(0.9)	(42.5)	84.1	4.2	—	44.9
Provision for (benefit from) income taxes	(0.3)	(15.8)	31.2	1.4	—	16.5
Income (loss) before equity income	(0.6)	(26.7)	52.9	2.8	—	28.4
Equity income, net of tax	29.5	56.2	3.3	—	(88.2)	0.8
Net income	28.9	29.5	56.2	2.8	(88.2)	29.2
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to Global Brass and Copper Holdings, Inc.	$28.9	$29.5	$56.2	$2.5	$(88.2)	$28.9

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$6.9	$7.1	$21.0	$1.4	$(29.4)	$7.0
Foreign currency translation adjustment, net of tax	(0.9)	(0.9)	(1.2)	(1.6)	3.5	(1.1)
Comprehensive income (loss)	6.0	6.2	19.8	(0.2)	(25.9)	5.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc.	$6.0	$6.2	$19.8	$(0.1)	$(25.9)	$6.0

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10.2	$10.4	$19.6	$0.6	$(30.5)	$10.3
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.3)	(0.3)	0.7	(0.1)
Comprehensive income	10.1	10.3	19.3	0.3	(29.8)	10.2
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$10.1	$10.3	$19.3	$0.2	$(29.8)	$10.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32.1	$32.7	$69.2	$3.1	$(104.8)	$32.3
Foreign currency translation adjustment, net of tax	(1.3)	(1.3)	(1.8)	(2.0)	5.0	(1.4)
Comprehensive income	30.8	31.4	67.4	1.1	(99.8)	30.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$30.8	$31.4	$67.4	$1.0	$(99.8)	$30.8

(in millions)	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$28.9	$29.5	$56.2	$2.8	$(88.2)	$29.2
Foreign currency translation adjustment, net of tax	(0.2)	(0.2)	(0.4)	(0.5)	1.1	(0.2)
Comprehensive income	28.7	29.3	55.8	2.3	(87.1)	29.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$28.7	$29.3	$55.8	$2.0	$(87.1)	$28.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$2.5	$50.7	$5.1	$4.7	$(3.0)	$60.0
Cash flows from investing activities
Capital expenditures	—	—	(12.9)	(0.1)	—	(13.0)
Proceeds from sale of property, plant, and equipment	—	—	0.1	—	—	0.1
Proceeds from sale of investment in joint venture	—	—	8.0		—	8.0
Net cash used in investing activities	—	—	(4.8)	(0.1)	—	(4.9)
Cash flows from financing activities
Borrowings on ABL Facility	—	0.9	—	—	—	0.9
Payments on ABL Facility	—	(0.9)	—	—	—	(0.9)
Purchases of Senior Secured Notes	—	(21.1)	—	—	—	(21.1)
Premium payment on partial debt extinguishment	—	(1.8)	—	—	—	(1.8)
Principal payments under capital lease obligation	—	—	(0.7)	—	—	(0.7)
Dividends paid	(2.4)	(2.4)	—	(0.6)	3.0	(2.4)
Distributions to noncontrolling interest owners	—	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1
Share repurchases	(0.3)	—	—	—	—	(0.3)
Net cash used in financing activities	(2.5)	(25.3)	(0.7)	(0.8)	3.0	(26.3)
Effect of foreign currency exchange rates	—	—	—	0.1	—	0.1
Net increase (decrease) in cash	—	25.4	(0.4)	3.9	—	28.9
Cash at beginning of period	—	37.6	3.8	4.6	(1.4)	44.6
Cash at end of period	$—	$63.0	$3.4	$8.5	$(1.4)	$73.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$2.5	$3.7	$18.3	$3.7	$(3.5)	$24.7
Cash flows from investing activities
Capital expenditures	—	(0.1)	(19.3)	(0.1)	—	(19.5)
Proceed from sale of property, plant, and equipment	—	—	0.8	—	—	0.8
Net cash used in investing activities	—	(0.1)	(18.5)	(0.1)	—	(18.7)
Cash flows from financing activities
Borrowings on ABL Facility	—	245.1	—	—	—	245.1
Payments on ABL Facility	—	(242.1)	—	—	—	(242.1)
Dividends paid	(2.4)	(2.4)	—	—	2.4	(2.4)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Share repurchases	(0.4)				—	(0.4)
Net cash provided by (used in) financing activities	(2.5)	0.6	—	—	2.4	0.5
Effect of foreign currency exchange rates	—	—	—	0.1	—	0.1
Net increase (decrease) in cash	—	4.2	(0.2)	3.7	(1.1)	6.6
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8
Cash at end of period	$—	$7.5	$3.7	$7.3	$(1.1)	$17.4

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
Unlike traditional metals companies, including those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor and do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations, substantially reduces the financial impact of metal price movements on our earnings and operating margins.
For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015.
Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we also report “Adjusted EBITDA” and “Adjusted sales”, which are non-GAAP financial measures as defined below.
Adjusted EBITDA is not intended as an alternative to net income, as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with U.S. GAAP or as an alternative to cash flow provided by (used in) operating activities as a measure of liquidity. Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by U.S. GAAP.

You should therefore not place undue reliance on Adjusted EBITDA, Adjusted sales, or any ratios calculated using them. Our U.S. GAAP-based measures can be found in our consolidated financial statements and the related notes thereto included elsewhere in this report.
Adjusted EBITDA
Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following: unrealized gains and losses on derivative contracts in support of our balanced book approach, unrealized gains and losses associated with derivative contracts related to electricity and natural gas costs, non-cash losses due to lower of cost or market adjustments to inventory, non-cash gains and losses due to the depletion of a LIFO layer of metal inventory, share-based compensation expense, loss on extinguishment of debt, non-cash income accretion related to Dowa-Olin Metal Corporation (the “Dowa Joint Venture”), restructuring and other business transformation charges, specified legal and professional expenses and certain other items.
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

Results of Operations
Consolidated Results of Operations for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014.
The following discussions present an analysis of our results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended September 30,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$367.7	100.0%	$436.8	100.0%	$(69.1)	(15.8)%
Cost of sales	325.1	88.4%	392.2	89.8%	(67.1)	(17.1)%
Gross profit	42.6	11.6%	44.6	10.2%	(2.0)	(4.5)%
Selling, general and administrative expenses	20.2	5.5%	18.8	4.3%	1.4	7.4%
Operating income	22.4	6.1%	25.8	5.9%	(3.4)	(13.2)%
Interest expense	9.9	2.7%	10.0	2.3%	(0.1)	(1.0)%
Loss on extinguishment of debt	2.3	0.6%	—	—%	2.3	N/A
Other (income) expense, net	(0.1)	—%	0.1	—%	(0.2)	N/M
Income before provision for income taxes and equity income	10.3	2.8%	15.7	3.6%	(5.4)	(34.4)%
Provision for income taxes	3.3	0.9%	5.7	1.3%	(2.4)	(42.1)%
Income before equity income	7.0	1.9%	10.0	2.3%	(3.0)	(30.0)%
Equity income, net of tax	—	—%	0.3	0.1%	(0.3)	(100.0)%
Net income	7.0	1.9%	10.3	2.4%	(3.3)	(32.0)%
Less: Net income attributable to noncontrolling interest	0.1	—%	0.1	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$6.9	1.9%	$10.2	2.3%	$(3.3)	(32.4)%
Adjusted EBITDA (a)	$30.6	8.3%	$30.4	7.0%	$0.2	0.7%
________________________

(a)	See “Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this report.
N/A - not applicable
N/M - not meaningful

Adjusted sales is a non-GAAP financial measure. See “Non-GAAP Measures—Adjusted sales.” The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Three Months Ended September 30,		Change: 2015 vs. 2014
(in millions, except per pound values)	2015	2014	Amount	Percent
Pounds shipped (a)	129.8	131.8	(2.0)	(1.5)%
Net sales	$367.7	$436.8	$(69.1)	(15.8)%
Metal component of net sales	233.2	300.1	(66.9)	(22.3)%
Adjusted sales	$134.5	$136.7	$(2.2)	(1.6)%

Net sales per pound	$2.83	$3.31	$(0.48)	(14.5)%
Metal component of net sales per pound	1.79	2.27	(0.48)	(21.1)%
Adjusted sales per pound	$1.04	$1.04	$—	—%
Average copper price per pound (b)	$2.40	$3.16	$(0.76)	(24.1)%
 ________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Net sales
Net sales decreased by $69.1 million, or 15.8%, and is comprised of a metal cost recovery component and adjusted sales. As shown in the table above, the metal cost recovery component decreased by $66.9 million, which is due to decreased metal prices and product mix ($45.2 million), lower sales of unprocessed metals ($17.1 million) and lower volume ($4.6 million). Adjusted sales decreased by $2.2 million due primarily to an unfavorable $1.6 million impact from the net effect of changes in product mix and increases in average selling prices, with the remainder attributable to volume.
Volume decreased by 2.0 million pounds, or 1.5%, due primarily to lower demand in the munitions market and in the industrial machinery and equipment market, partially offset by higher demand in the coinage market.
Gross profit
Gross profit decreased by $2.0 million, or 4.5%, from $44.6 million to $42.6 million.
The following table presents the items within gross profit that are excluded from the calculation of Adjusted EBITDA, as well as the remaining gross profit for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “Non-GAAP Measures—Adjusted EBITDA,” as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Three Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Unrealized (loss) gain on derivative contracts	$(0.8)	$0.1	$(0.9)
Lower of cost or market adjustment to inventory	(2.3)	—	(2.3)
Depreciation expense	(3.0)	(2.7)	(0.3)
Remaining gross profit	48.7	47.2	1.5
Total gross profit	$42.6	$44.6	$(2.0)
During the three months ended September 30, 2015, we reduced the recorded value of certain domestic, non-copper metal inventory by $2.3 million, resulting from the decline in market value of these metals. We did not record a similar adjustment in the three months ended September 30, 2014.

The “remaining gross profit” above increased by $1.5 million, $3.0 million of which is due to reduced manufacturing conversion costs and $1.2 million of lower shrinkage costs resulting from a decline in metal costs. The increase was partially offset by the combination of lower volumes ($1.1 million) and the $1.6 million net effect of unfavorable changes in product mix and increased selling prices.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.4 million, or 7.4%, from $18.8 million to $20.2 million.
The following table presents the items within selling, general and administrative expenses that are excluded from the calculation of Adjusted EBITDA, as well as the remaining selling, general and administrative expenses for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “Non-GAAP Measures—Adjusted EBITDA,” as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Three Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Specified legal/professional expenses	$0.4	$1.1	$(0.7)
Share-based compensation expense	1.2	(0.3)	1.5
Restructuring and other business transformation charges	—	0.3	(0.3)
Depreciation expense	0.4	0.8	(0.4)
Amortization expense	0.1	0.1	—
Remaining selling, general and administrative expenses	18.1	16.8	1.3
Total selling, general and administrative expenses	$20.2	$18.8	$1.4
The “remaining selling, general and administrative expenses” above increased by $1.3 million due primarily to increased employee compensation and related costs.
Interest expense
The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Interest on principal	$9.0	$9.0	$—
Amortization of debt issuance costs	0.7	0.7	—
Capitalized interest	(0.1)	—	(0.1)
Other borrowing costs (a)	0.3	0.3	—
Total interest expense	$9.9	$10.0	$(0.1)
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In the third quarter ended September 30, 2015, we purchased in the open market an aggregate of $21.1 million principal amount of our Senior Secured Notes for an aggregate purchase price of $22.9 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $2.3 million, which includes a premium of $1.8 million and the write-off of $0.5 million of unamortized debt issuance costs.
Provision for income taxes
The provision for income taxes decreased by $2.4 million, or 42.1%, from $5.7 million to $3.3 million. The change in the provision for income taxes was due primarily to a decrease in taxable income and a decrease in the effective income tax rate. The effective income tax rate decreased from 36.3% to 32.0%. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.
Net income attributable to Global Brass and Copper Holdings, Inc.
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $3.3 million, or 32.4%, from $10.2 million to $6.9 million mainly due to the loss on extinguishment of debt and the non-cash lower of cost or market adjustment to inventory.
Adjusted EBITDA
Adjusted EBITDA increased by $0.2 million, or 0.7%, from $30.4 million to $30.6 million, due mostly to a decrease in manufacturing conversion costs of $3.0 million, $1.2 million of lower shrinkage costs due to a decline in metal costs, as well as a $0.4 million decrease in other miscellaneous selling, general and administrative expenses. The increase was partially offset by higher employee compensation and related costs of $1.7 million, an unfavorable impact of $1.6 million due to the net effect of changes in product mix and an increase in average selling prices, as well as by a decrease of $1.1 million due to lower volume.

Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Net income attributable to Global Brass and Copper Holdings, Inc.	$6.9	$10.2	$(3.3)
Interest expense	9.9	10.0	(0.1)
Provision for income taxes	3.3	5.7	(2.4)
Depreciation expense	3.4	3.5	(0.1)
Amortization expense	0.1	0.1	—
Unrealized loss (gain) on derivative contracts (a)	0.8	(0.1)	0.9
Loss on extinguishment of debt (b)	2.3	—	2.3
Non-cash accretion of income of Dowa Joint Venture (c)	—	(0.1)	0.1
Specified legal/professional expenses (d)	0.4	1.1	(0.7)
Lower of cost or market adjustment to inventory (e)	2.3	—	2.3
Share-based compensation expense (f)	1.2	(0.3)	1.5
Restructuring and other business transformation charges (g)	—	0.3	(0.3)
Adjusted EBITDA	$30.6	$30.4	$0.2

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of Senior Secured Notes.

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

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

(g)	Restructuring and other business transformation charges for the three months ended September 30, 2014 represent severance charges at Olin Brass.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014.
The following discussions present an analysis of our results by segment for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended September 30,		Change 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	66.8	68.8	(2.0)	(2.9)%
Chase Brass	53.5	55.7	(2.2)	(3.9)%
A.J. Oster	19.0	18.0	1.0	5.6%
Corporate and other (b)	(9.5)	(10.7)	1.2	11.2%
Total	129.8	131.8	(2.0)	(1.5)%
Net sales
Olin Brass	$174.8	$217.1	$(42.3)	(19.5)%
Chase Brass	129.9	154.7	(24.8)	(16.0)%
A.J. Oster	74.9	81.9	(7.0)	(8.5)%
Corporate and other (b)	(11.9)	(16.9)	5.0	29.6%
Total	$367.7	$436.8	$(69.1)	(15.8)%
Adjusted EBITDA
Olin Brass	$15.0	$11.0	$4.0	36.4%
Chase Brass	15.5	18.1	(2.6)	(14.4)%
A.J. Oster	4.6	4.5	0.1	2.2%
Total Adjusted EBITDA of operating segments	$35.1	$33.6	$1.5	4.5%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See Note 9,”Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $42.3 million as the metal cost recovery component decreased by $40.6 million. The decrease is due to lower sales of unprocessed metal, decreased metal prices and unfavorable product mix fluctuations ($37.6 million), as well as lower volume ($3.0 million). Adjusted sales decreased by $1.7 million due to lower volume of $2.4 million, partially offset by $0.7 million from an increase in average selling prices, including those to A.J. Oster.
Overall volumes decreased by 2.9%, including several notable fluctuations by market. For example, volume in the munitions market was lower, while volume in the coinage market has increased due to demand from the U.S. Mint, who we believe is increasing stocks to more appropriate levels. Additionally, volumes decreased in the distribution market primarily due to lower shipments to A.J. Oster.
Adjusted EBITDA increased by $4.0 million, the primary drivers of which were a decrease in manufacturing conversion costs resulting from improvements in productivity, yield, and cost controls, lower shrinkage costs due to a decline in metal costs, and an increase in average selling prices, including those to A.J. Oster, partially offset by an increase in employee compensation and related costs and lower volume.

Chase Brass
Net sales decreased by $24.8 million due primarily to a $22.5 million decrease in the metal cost recovery component of net sales, which is comprised of a $4.8 million decrease in volume and a $17.7 million decrease from the effect of lower metal prices and unfavorable product mix fluctuations. Adjusted sales decreased by $2.3 million and is comprised of a $1.4 million decrease in volume and a $0.9 million decrease due to product mix fluctuations and pricing in response to competitive pressures.
Volume decreased by 3.9% due to decreased demand in the industrial and machinery equipment and electronics / electrical components markets.
Adjusted EBITDA decreased by $2.6 million due to the decrease in volume, unfavorable product mix fluctuations and pricing in response to competitive pressures, as well as increased manufacturing conversion costs.
A.J. Oster
Net sales decreased by $7.0 million, comprised of a $7.4 million decrease in the metal cost recovery component of net sales and a $0.4 million increase in adjusted sales. The metal cost recovery component decreased by $10.4 million due primarily to an overall decline in metal prices, which was partially offset by increased volume of $3.0 million. Adjusted sales increased due to a $1.9 million increase in volume partially offset by $1.5 million due to product mix fluctuations.
Volume increased by 1.0 million pounds, or 5.6%, due to overall economic growth and progress in achieving commercial growth initiatives, including expanding the product portfolio into other metals.
Adjusted EBITDA increased by $0.1 million primarily due to increased volume, partially offset by unfavorable product mix fluctuations and increased pricing from Olin Brass.

Results of Operations
Consolidated Results of Operations for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014.
The following discussions present an analysis of our results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Nine Months Ended September 30,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$1,182.8	100.0%	$1,321.1	100.0%	$(138.3)	(10.5)%
Cost of sales	1,046.0	88.4%	1,188.7	90.0%	(142.7)	(12.0)%
Gross profit	136.8	11.6%	132.4	10.0%	4.4	3.3%
Selling, general and administrative expenses	63.5	5.4%	57.5	4.4%	6.0	10.4%
Operating income	73.3	6.2%	74.9	5.7%	(1.6)	(2.1)%
Interest expense	29.8	2.5%	29.7	2.2%	0.1	0.3%
Loss on extinguishment of debt	2.3	0.2%	—	—%	2.3	N/A
Gain on sale of investment in joint venture	(6.3)	(0.5)%	—	—%	(6.3)	N/A
Other (income) expense, net	(0.2)	—%	0.3	—%	(0.5)	N/M
Income before provision for income taxes and equity income	47.7	4.0%	44.9	3.4%	2.8	6.2%
Provision for income taxes	15.7	1.3%	16.5	1.2%	(0.8)	(4.8)%
Income before equity income	32.0	2.7%	28.4	2.1%	3.6	12.7%
Equity income, net of tax	0.3	—%	0.8	0.1%	(0.5)	(62.5)%
Net income	32.3	2.7%	29.2	2.2%	3.1	10.6%
Less: Net income attributable to noncontrolling interest	0.2	—%	0.3	—%	(0.1)	(33.3)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.1	2.7%	$28.9	2.2%	$3.2	11.1%
Adjusted EBITDA (a)	$100.9	8.5%	$88.7	6.7%	$12.2	13.8%
________________________

(a)	See “Non-GAAP Measures—Adjusted EBITDA” and the reconciliation included elsewhere in this report.
N/A - not applicable
N/M - not meaningful

Adjusted sales is a non-GAAP financial measure. See “Non-GAAP Measures—Adjusted sales.” The following table presents a reconciliation of net sales to adjusted sales and net sales per pound to adjusted sales per pound:

	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions, except per pound values)	2015	2014	Amount	Percent
Pounds shipped (a)	391.1	400.9	(9.8)	(2.4)%
Net sales	$1,182.8	$1,321.1	$(138.3)	(10.5)%
Metal component of net sales	772.9	905.6	(132.7)	(14.7)%
Adjusted sales	$409.9	$415.5	$(5.6)	(1.3)%

Net sales per pound	$3.02	$3.30	$(0.28)	(8.5)%
Metal component of net sales per pound	1.97	2.26	(0.29)	(12.8)%
Adjusted sales per pound	$1.05	$1.04	$0.01	1.0%
Average copper price per pound (b)	$2.61	$3.17	$(0.56)	(17.7)%
 ________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the COMEX.
Net sales
Net sales decreased by $138.3 million, or 10.5%, and is comprised of a metal cost recovery component and adjusted sales. As shown in the table above, the metal cost recovery component decreased by $132.7 million, which was due to decreased metal prices and product mix ($82.4 million), lower sales of unprocessed metals ($39.9 million) and lower volume ($10.4 million). Adjusted sales decreased by $5.6 million, comprised of a $7.7 million decrease in volume partially offset by a $2.1 million favorable impact from the net effect of changes in product mix and increases in average selling prices.
Volume decreased by 9.8 million pounds, or 2.4% due primarily to decreases within our munitions channel partially offset by increased demand in the coinage market.
Gross profit
Gross profit increased by $4.4 million, or 3.3%, from $132.4 million to $136.8 million.
The following table presents the items within gross profit that are excluded from the calculation of Adjusted EBITDA, as well as the remaining gross profit for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “Non-GAAP Measures—Adjusted EBITDA,” as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Unrealized loss on derivative contracts	$(0.1)	$(0.3)	$0.2
Lower of cost or market adjustment to inventory	(4.8)	(0.2)	(4.6)
Restructuring and other business transformation charges	(0.4)	—	(0.4)
Depreciation expense	(8.8)	(7.1)	(1.7)
Remaining gross profit	150.9	140.0	10.9
Total gross profit	$136.8	$132.4	$4.4

During the nine months ended September 30, 2015 and 2014, we reduced the recorded value of certain domestic, non-copper metal inventory by $4.8 million and $0.2 million, respectively, resulting from the decline in market value of these metals.

The “remaining gross profit” above increased by $10.9 million, $9.3 million from lower manufacturing conversion costs, $2.6 million from lower shrinkage costs due to a decline in metal costs, and $2.1 million from the net effect of increased selling prices and changes in product mix within each segment. Partially offsetting this increase is $3.1 million from lower volume.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $6.0 million, or 10.4%, from $57.5 million to $63.5 million.
The following table presents the items within selling, general and administrative expenses that are excluded from the calculation of Adjusted EBITDA, as well as the remaining selling, general and administrative expenses for the periods presented. For further information regarding the items that are excluded from the calculation of Adjusted EBITDA, see “Non-GAAP Measures—Adjusted EBITDA”, as well as the reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA presented elsewhere in this report.

	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Specified legal/professional expenses	$2.2	$3.1	$(0.9)
Share-based compensation expense	3.1	1.3	1.8
Restructuring and other business transformation charges	0.5	0.3	0.2
Depreciation expense	1.2	1.7	(0.5)
Amortization expense	0.1	0.1	—
Remaining selling, general and administrative expenses	56.4	51.0	5.4
Total selling, general and administrative expenses	$63.5	$57.5	$6.0
The “remaining selling, general and administrative expenses” above increased by $5.4 million primarily due to increased employee compensation and related costs.
Interest expense
The following table summarizes the components of interest expense:

	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Interest on principal	$27.0	$27.0	$—
Amortization of debt issuance costs	2.1	2.0	0.1
Capitalized interest	(0.1)	(0.2)	0.1
Other borrowing costs (a)	0.8	0.9	(0.1)
Total interest expense	$29.8	$29.7	$0.1
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In the third quarter ended September 30, 2015, we purchased in the open market an aggregate of $21.1 million principal amount of our Senior Secured Notes for an aggregate purchase price of $22.9 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $2.3 million, which includes a premium of $1.8 million and the write-off of $0.5 million of unamortized debt issuance costs.

Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During the nine months ended September 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes decreased by $0.8 million, or 4.8%, from $16.5 million to $15.7 million. The change in the provision for income taxes was due primarily to a decrease in the effective income tax rate. The effective income tax rate decreased from 36.7% to 32.9%. The effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits in 2015 due to the sale of our share of the Dowa Joint Venture, the domestic manufacturing deduction, and discrete tax items that impacted the provision for income taxes in these periods.
Net income attributable to Global Brass and Copper Holdings, Inc.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $3.2 million, or 11.1%, from $28.9 million to $32.1 million mainly due to an increase in gross profit (inclusive of the lower of cost or market adjustment to inventory charge), the gain on sale of our share in the Dowa Joint Venture and partially offset by an increase in selling, general and administrative expenses and the loss on extinguishment of debt, which are described above.
Adjusted EBITDA
Adjusted EBITDA increased by $12.2 million, or 13.8%, from $88.7 million to $100.9 million due to decreased manufacturing conversion costs of $9.3 million, the gain on the sale of our investment in joint venture of $6.3 million, $2.6 million resulting from lower shrinkage costs due to a decline in metal costs and $2.1 million due to the net effect of an increase in average selling prices and changes in product mix within each segment. Partially offsetting this increase was $3.1 million from lower volume and an increase of $5.3 million in employee compensation and related costs. The remainder is due to several offsetting, individually insignificant factors.
Below is a reconciliation of net income attributable to Global Brass and Copper Holdings, Inc. to Adjusted EBITDA:

	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.1	$28.9	$3.2
Interest expense	29.8	29.7	0.1
Provision for income taxes	15.7	16.5	(0.8)
Depreciation expense	10.0	8.8	1.2
Amortization expense	0.1	0.1	—
Unrealized loss on derivative contracts (a)	0.1	0.3	(0.2)
Loss on extinguishment of debt (b)	2.3	—	2.3
Non-cash accretion of income of Dowa Joint Venture (c)	(0.2)	(0.5)	0.3
Specified legal/professional expenses (d)	2.2	3.1	(0.9)
Lower of cost or market adjustment to inventory (e)	4.8	0.2	4.6
Share-based compensation expense (f)	3.1	1.3	1.8
Restructuring and other business transformation charges (g)	0.9	0.3	0.6
Adjusted EBITDA	$100.9	$88.7	$12.2

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of Senior Secured Notes.

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

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)
Represents share-based compensation expense resulting from the grant of non-qualified stock options, restricted stock and performance-based shares to certain employees, members of our management and our Board of Directors.

(g)	Restructuring and other business transformation charges for the nine months ended September 30, 2015 and 2014 represent severance charges at Olin Brass.
Segment Results of Operations
Segment Results of Operations for the Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014.
The following discussions present an analysis of our results by segment for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Nine Months Ended September 30,		Change 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	197.7	208.6	(10.9)	(5.2)%
Chase Brass	168.7	171.5	(2.8)	(1.6)%
A.J. Oster	56.3	52.0	4.3	8.3%
Corporate and other (b)	(31.6)	(31.2)	(0.4)	(1.3)%
Total	391.1	400.9	(9.8)	(2.4)%
Net sales
Olin Brass	$567.3	$657.6	$(90.3)	(13.7)%
Chase Brass	429.0	470.0	(41.0)	(8.7)%
A.J. Oster	229.9	238.3	(8.4)	(3.5)%
Corporate and other (b)	(43.4)	(44.8)	1.4	3.1%
Total	$1,182.8	$1,321.1	$(138.3)	(10.5)%
Adjusted EBITDA
Olin Brass	$42.0	$31.1	$10.9	35.0%
Chase Brass	54.0	54.2	(0.2)	(0.4)%
A.J. Oster	12.8	12.6	0.2	1.6%
Total Adjusted EBITDA of operating segments	$108.8	$97.9	$10.9	11.1%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See Note 9, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of Adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $90.3 million as the metal cost recovery component decreased by $78.7 million. Approximately $62.4 million of the decrease is due to lower sales of unprocessed metals, decreased metal prices and unfavorable product mix fluctuations. The remaining decrease of $16.3 million is due to lower volume. Adjusted sales decreased by $11.6 million due to lower volume of $13.3 million, partially offset by $1.7 million due to an increase in average selling prices, including those to A.J. Oster.

Volume decreased due to lower munitions demand partially offset by increased coinage volume from the U.S. Mint, who we believe is increasing stocks to more appropriate levels.
Adjusted EBITDA increased by $10.9 million, the primary drivers of which were a decrease in manufacturing conversion costs resulting from improvements in productivity, yield, and cost controls, as well as increases in average selling prices, including those to A.J. Oster, partially offset by the negative effect of decreased volume, increased employee compensation and related costs, changes in product mix and several other individually insignificant factors.
Chase Brass
Net sales decreased by $41.0 million as the metal cost recovery component decreased by $41.1 million due to lower volume of $5.9 million and $35.2 million of decreased metal prices. Adjusted sales increased by $0.1 million, which was the result of favorable price and product mix fluctuations of $1.8 million partially offset by decreased volume of $1.7 million.
Volume in the building and housing market increased, while volumes decreased in the transportation, electronics / electrical components and industrial machinery and equipment markets.
Adjusted EBITDA decreased by $0.2 million as favorable price and product mix fluctuations in adjusted sales and lower shrinkage costs due to a decline in metal costs could not overcome the decrease in volume, increased manufacturing conversion costs and increased selling, general and administrative expenses.
A.J. Oster
Net sales decreased by $8.4 million, comprised of a decrease in the metal cost recovery component of $11.8 million and a $3.4 million increase in adjusted sales. The metal cost recovery component decreased due to decreased metal prices of $23.6 million, which was partially offset by an increase in volume of $11.8 million. Adjusted sales increased due to higher volume of $7.7 million partially offset by unfavorable product mix fluctuations of $4.3 million.
Volume increased by 4.3 million pounds, or 8.3%, due to A.J. Oster’s success in achieving its commercial growth initiatives, including expanding its product portfolio into other metals.
Adjusted EBITDA increased by $0.2 million, which was primarily due to increased volume and decreased manufacturing conversion costs despite increased pricing from Olin Brass. The increase was partially offset by unfavorable product mix fluctuations.

Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of September 30, 2015 as compared to the amounts as of December 31, 2014 and September 30, 2014. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
September 30, 2015 compared to December 31, 2014
Cash increased by $28.9 million primarily due to earnings generated in the last nine months and other factors as detailed in our consolidated statement of cash flows for the nine months ended September 30, 2015.
Accounts payable increased by $9.3 million, which is mostly attributable to an increase of four days in our days payable outstanding.
Our non-current portion of debt decreased by $21.9 million, reflective of our open market purchase of $21.1 million of principal amount of Senior Secured Notes.
September 30, 2015 compared to September 30, 2014
Accounts receivable decreased by $39.6 million primarily due to decreases in metal prices.
Inventory decreased by $19.2 million due to improved inventory management.
Cash increased mostly as a result of earnings generated in the twelve months ended September 30, 2015.

Our non-current portion of debt decreased by $30.6 million, reflective of our open market purchase of $21.1 million of principal amount of Senior Secured Notes. Additionally, the $8.5 million of debt outstanding under the ABL Facility as of September 30, 2014 was paid off in the fourth quarter of 2014.

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
The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of September 30, 2015, all of the net assets of the subsidiaries are restricted except for $78.0 million, which are permitted for dividend distributions under the Indenture.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report. Our consolidated statement of cash flows for the nine months ended September 30, 2014 reflects revisions discussed in the notes to the unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount
Cash flows provided by operating activities	$60.0	$24.7	$35.3
Cash flows used in investing activities	$(4.9)	$(18.7)	$13.8
Cash flows (used in) provided by financing activities	$(26.3)	$0.5	$(26.8)
Cash flows from operating activities
Net cash provided by operating activities increased by $35.3 million due primarily to working capital improvements, $18.8 million of which relates primarily to the impact of decreased metal prices on accounts receivable. Another $11.9 million resulted from improved inventory management.
In addition, our income tax receivables net of payables yielded an $8.6 million benefit to cash flow from operations due to the utilization in 2015 of the overpayment of taxes that occurred in 2014.

Cash flows from investing activities
Our cash flows from investing activities in 2015 benefited from $8.0 million in proceeds from the sale of our investment in the Dowa Joint Venture and $6.5 million from lower capital spending.
Cash flows from financing activities
Net cash used in financing activities was $26.3 million as compared to a $0.5 million provision of cash in the prior year period. The change in net cash flows from financing activities is primarily attributed to $22.9 million of cash used to purchase Senior Secured Notes in the open market.
Outstanding Indebtedness
Our long-term debt outstanding was $359.0 million at September 30, 2015, $380.8 million at December 31, 2014, and $389.5 million at September 30, 2014, inclusive of the current portions.  As described in Note 7, “Financing,” we made some open market purchases of our Senior Secured Notes. We may, from time to time, retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At September 30, 2015, we were in compliance with all of these covenants.
For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K filed with the SEC on March 16, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the SEC on March 16, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	—	$—	*	*
August 1, 2015 through August 31, 2015	—	$—	*	*
September 1, 2015 through September 30, 2015	835	20.84	*	*
Total	835	$20.84	*	*
________________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during three months ended September 30, 2015 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends
Both the ABL Facility and the Indenture governing the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K filed with the SEC on March 16, 2015 for further discussion of these restrictive covenants.
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
Date: November 2, 2015