Form 10-K
period 2015-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2016-03-09
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $358.3 million (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).
On February 24, 2016, there were 21,489,645 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

i

PART I
Item 1. Business.
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 following the acquisition of the worldwide metals business from Olin Corporation. The majority of our operations are managed through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster. We also have a Corporate entity which includes certain administrative costs and expenses and the elimination of intercompany balances. Our sales activities are primarily focused in North America under the Olin Brass, Chase Brass and A.J. Oster brand names.
We are a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products, including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper-alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, virgin metals and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance and bactericidal properties.
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. The vertical integration of Olin Brass’s manufacturing capabilities and A.J. Oster’s distribution capabilities allows us to access customers with a wide variety of volume and service needs.
We service nearly 1,600 customers in 23 countries across four continents. We employ approximately 1,900 people and operate 11 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Asia.
Unlike traditional metals companies, in particular those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach (as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book”), we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice substantially reduces the financial impact of metal price movements on our earnings and operating margins.

The following charts show the percentage of the Company’s shipments by segment, as well as the primary markets for our products and the percentage of shipments in 2015. Pounds shipped by market represent management’s estimate of the markets in which our customers participate. Additionally, pounds shipped by market reflect management’s allocation of Chase Brass shipments to distributors, job shops and forging shops. See Item 1, “Business—Chase Brass.” All of our segments sell to the building and housing market. While demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are seasonal and dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction as well as import and export dynamics.

Segments Overview
We have three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.

Description	● Leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube, and fabricated products	● Leading manufacturer and supplier of brass rod	● Leading processor and distributor of copper and brass products
Key Markets	● Building and Housing	● Building and Housing	● Building and Housing
	● Automotive	● Transportation	● Automotive
	● Electronics / Electrical Components	● Electronics / Electrical Components	● Electronics / Electrical Components
	● Munitions	● Industrial Machinery and Equipment
● Coinage

Further information about our business segments and the geographic areas of our operations can be found in “Note 4, Segment Information.”
Olin Brass
In addition to manufacturing, fabricating and converting specialized copper and brass sheet, strip, foil, tube and fabricated products, the Olin Brass segment also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap.
Olin Brass manufactures its wide variety of products through four sites in North America. It is not uncommon for Olin Brass to produce 50 different alloys, approximately 30% of which could be high performance alloys (“HPAs”).
Olin Brass’s integrated brass mill in East Alton, Illinois is its main operating facility, which produces strip products that are either sold directly to external customers, sold to its affiliate, A.J. Oster, or shipped to Olin Brass’s downstream operations for further value-added processing. Olin Brass’s downstream operations include:

•	a stamping operation located in East Alton;

•	a rolling mill in Waterbury, Connecticut with rolling, annealing, leveling, plating and slitting capabilities for various products (“Somers Thin Strip”);

•	a manufacturing facility in Bryan, Ohio specializing in products sold in the automotive and electronics / electrical components markets; and

•	a manufacturing facility in Cuba, Missouri that produces high frequency welded copper-alloy tube for heat transfer, utility, decorative, automotive and plumbing applications.

Olin Brass’s products are sold to original equipment manufacturers (“OEMs”), other external customers, distributors / rerollers or to its affiliate, A.J. Oster. In 2015, approximately 18% of Olin Brass’s products were shipped to supply chain customers, which includes its affiliate A.J. Oster, of which management estimates that approximately 57% were directly associated with the building and housing and automotive sectors. In 2015, Olin Brass sold approximately 16% of its domestic copper-based products to A.J. Oster.

The following chart shows the primary markets for Olin Brass’s products and the percentage of shipments in 2015.

(1)
Approximately 57% of supply chain customer shipments are directly associated with the building and housing and automotive markets according to management estimates. Shipments to A.J. Oster are reflected in the supply chain market and are eliminated in consolidation.

Munitions Market
Olin Brass manufactures products utilized in both the military and commercial munitions markets, such as strip and cups, that are used to produce shot shells, bullet jackets, centerfire, rimfire and small caliber military munitions.
Customers in this market include major munitions producers in the U.S., as well as government facilities producing small caliber ammunition. Demand within this market is affected by the U.S. government’s security policies, as well as consumer demand for firearms and munitions. While munitions demand is predominantly domestic, occasional opportunities arise to supply U.S. alliance partners with these products.
Coinage Market
Olin Brass supplies strip for use in the production of dollar coins, quarters, dimes and nickels. Customers in this market include the United States Mint, for which we are a key supplier contracted through 2017. This long-term contract has typically been renewed as Olin Brass has been a highly regarded and valued supplier to the United States Mint for over 40 years.
The demand within this market is affected by the level of activities in retail transactions, the use of vending machines, and the trends affecting forms of payment.
Automotive Market
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

Customers in this market include primary automotive connector suppliers in the U.S. Historically the business in this market remained largely regional in the U.S. Demand within this market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions, and the amount of electrical components contained within automobiles.
Building and Housing Market
Olin Brass manufactures a variety of strip, welded tube and stamped parts used in commercial and residential buildings, such as faucets, locksets, decorative door hardware and hinges, which require workability, corrosion resistance and attractive appearance. Olin Brass also manufactures strip for products requiring high electrical conductivity, such as plug outlets, switches, lamp shells, other wiring devices, industrial controls, circuit breakers and switchgears. These products are generally manufactured with copper and copper-alloy sheet and strip, both HPAs and standard alloys, as well as copper-alloy welded tube.
Customers in this market are OEMs producing building and housing products. These products are supplied either directly to customers or to A.J. Oster. Olin Brass also supplies building and housing products in China through Olin Luotong Metals.
Electronics / Electrical Components Market
Olin Brass manufactures strip used in integrated circuit sockets for circuit boards, electrical connectors for laptop computers, consumer electronics and appliances, and foils for flexible circuit applications. The strip manufactured in this market is high in HPA content and is sold directly to end-use customers and distributors.
Customers in this market are primarily electronics manufacturers that operate globally. A portion of these customers is serviced through A.J. Oster, and the remainder is supplied directly by Olin Brass, with its Somers Thin Strip facility providing the foil products on a global scale.
Demand within this market is affected by consumer spending on electronics, which may fluctuate significantly as a result of economic conditions.
International

The Olin Brass segment sold 24.3 million pounds into non-U.S. markets that primarily serve the building and housing, automotive and electronics / electrical components markets.
Asia
Olin Brass’s operations in Asia primarily consist of Olin Luotong Metals and GBC Metals Asia Pacific PTE (“GMAP”), a 100% owned subsidiary in Singapore. In 2015, Olin Brass sold 9.3 million pounds (4% of the Olin Brass segment’s sales) of product into Asia through OLM and GMAP.
Established in 2002, OLM is a service center that distributes HPAs that are manufactured by Olin Brass in the U.S., into the Chinese market and also distributes other standard alloys that are manufactured by Chinalco. OLM performs value-added slitting and winding operations to these alloys prior to distribution. Almost all of OLM’s sales are settled in U.S. dollars. During 2015, OLM generated $31.2 million of net sales, or 4% of the Olin Brass segment’s net sales. On a pounds sold basis, OLM comprised 3% of the Olin Brass segment’s sales in 2015.
GMAP markets and sells HPAs supplied primarily by Olin Brass into key electronics markets in Asia, including Singapore, Malaysia, South Korea, Taiwan and China. GMAP also sources product from DOWA Metaltech Co. Ltd. (“Dowa Metaltech”), a Japanese company with which Olin Brass previously had a joint venture relationship. During 2015, GMAP generated $10.0 million of net sales, or 1% of the Olin Brass segment’s net sales. On a pounds sold basis, GMAP comprised less than 1% of the Olin Brass segment’s sales in 2015.
Others
The remainder of Olin Brass’s international sales are primarily to Mexico, Canada and European countries and were 15.0 million pounds (6% of the Olin Brass segment’s sales) in 2015.

Chase Brass
Chase Brass primarily manufactures brass rod, including round, hexagonal and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. Its customers machine or otherwise process the rod for various applications used in various markets. Brass rod is primarily used for forging and machining products, such as valves and fittings. Key attributes of brass rod include its machinability, corrosion resistance and moderate strength. Brass rod is generally manufactured from copper or copper-alloy scrap and all of Chase Brass’s rod is manufactured at its Montpelier, Ohio facility.
Chase Brass has been able to capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. We believe this legislation will continue to increase the need for Chase’s green products, comprised of our low-lead and lead-free materials, including Eco Brass®. The green product portfolio has grown significantly over the past few years.
The following chart shows the primary markets for Chase Brass’s products and the percentage of shipments for each during 2015. Note that substantially all of the electronics / electrical components shipments below are associated with the building and housing and transportation markets.

Building and Housing Market
Chase Brass manufactures brass rod for use in faucets, valves and fittings used in residential and commercial construction.
Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which comply with state laws in California and Vermont as well as Federal standards (patterned after legislation enacted in California and Vermont) that became effective in January 2014. This legislation defines the allowed level of lead content in products used in plumbing and drinking water applications. Chase Brass’s Green Dot® rod, Eco Brass® rod and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production, sale and distribution in North America. Chase Brass also manufactures other non-patented green portfolio products. Green portfolio products accounted for approximately 19% of pounds shipped by Chase Brass in 2015.
Industrial Machinery and Equipment Market
Chase Brass manufactures brass rod used in industrial valves and fittings. Demand within this market is affected by capital spending levels, U.S. gross domestic product (“GDP”) growth and industrial production growth in the U.S.

Customers in this market include various major diversified manufacturers and a variety of screw machine companies supporting OEMs.
Transportation Market
Chase Brass manufactures brass rod for uses in heavy trucks and automobiles. Specific applications include heavy truck braking systems, tire valves, temperature sensors and various truck and automotive fittings. Demand within this market is affected by levels of transportation activity, levels of maintenance capital spending by transportation companies and the level of commercial truck fleet replacement activity, all of which are affected significantly by overall economic conditions. Customers in this market include major OEMs in the transport industry and customers who support domestic automotive production.
Electronics / Electrical Components Market
Chase Brass manufactures brass rod used for telecommunication applications, including products such as coaxial connectors and traps and filters for cable television, as well as larger connectors supporting the cell tower industry. Demand within this market is affected by consumer spending, new home construction, and technologies affecting communication devices and methods. Customers within this market include major manufacturers of specialty products for use in home and commercial construction, both of which are very dependent on overall economic conditions. Management believes that substantially all of the shipments in this market segment are directly associated with the building and housing market and transportation markets.
International
Chase Brass primarily supplies products within North America. Chase Brass generated $43.8 million in net sales (8% of the Chase Brass segment’s net sales) to Canada and Mexico in 2015. Sales to Canada and Mexico were 22.3 million pounds (10% of the Chase Brass segment’s sales) in 2015.
A.J. Oster
A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip and foil, operating six strategically-located service centers in the U.S., Puerto Rico and Mexico. Key A.J. Oster competitive advantages are short lead-times with high reliability, high level of service, small-quantity deliveries and a wide range of high-quality, copper-based products. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging, stamping and special packaging, provide value to a broad customer base.
In 2015, Olin Brass provided A.J. Oster with 55% of its copper-based products. Aurubis AG (“Aurubis”) is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 28% of A.J. Oster’s copper-based products in 2015. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

The following chart shows the primary markets for A.J. Oster’s products and the percentage of shipments for each during 2015.

Building and Housing Market
A.J. Oster distributes copper-alloy strip and aluminum foil used for products in commercial and residential buildings. The two primary applications are electrical and hardware.
Electrical products are primarily for wiring devices. Other applications include switchgears, switches, controls and circuit breakers. Several of our customers for these products are in Puerto Rico or Mexico. A.J. Oster’s capabilities are well-suited for these geographic locations and the stringent service requirements of the electrical market because A.J. Oster is able to provide customers with high-quality metals, in less-than-truckload quantities, and can deliver products shortly after receiving orders.
Hardware products include products such as faucets, window trim, locksets, hinges and kick plates.
Automotive Market
A.J. Oster distributes copper-alloy strip and aluminum foil used in automobile production. Primary customer products are electrical connectors, automotive trim and heat exchangers.
A.J. Oster’s subsidiary in Queretaro, Mexico is well-positioned to take advantage of the growing number of second-tier automobile component suppliers in Mexico.
Demand within this market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions.
Electronics / Electrical Components Market
A.J. Oster distributes copper-alloy strip used for electrical connectors in computers, consumer electronics and automobiles.
The demand within this market is affected by consumer spending on electronics, which may fluctuate significantly as a result of economic conditions.

International
A.J. Oster operates a service center in central Mexico. The facility is located in Queretaro in the center of Mexico’s industrial triangle marked by Mexico City, Monterey and Guadalajara and is easily accessible by highway connections to the U.S.
Automotive sub-suppliers that consume copper-alloy strip are now locating facilities in central Mexico in order to support primary automotive manufacturing.
Net sales from A.J. Oster Mexico were $43.6 million during 2015 (15% of A.J. Oster segment’s net sales). Pounds shipped from A.J. Oster Mexico were 10.6 million and comprised 15% of the A.J. Oster segment’s sales.
Raw Materials and Supply
We manufacture our products from scrap metal (both internally generated and externally sourced) or virgin raw materials. During 2015, 86% of our metal came from scrap metal, and the remainder came from virgin raw materials.
Virgin raw materials, including copper cathode, are purchased at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”) or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to produce HPAs and other products that require exact specifications.
Customers
Our customer base is broadly diversified, spanning various North American markets, including building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment and general consumer markets. In 2015, we sold approximately 15,000 different stock keeping units (“SKUs”) to nearly 1,600 customers.
Also in 2015, net sales from our foreign entities were $84.7 million, or 6% of our net sales. We have long-term relationships with our customers, many of which are secured through short-term contracts. Our relationships with many of our significant customers have lasted more than 30 years.
On a consolidated basis, we generated 12% of our total net sales from the U.S. Mint in 2015. Additionally, Olin Brass generated 28% of its total net sales from one customer and 11% of its total net sales from another customer. A.J. Oster generated 14% of its total net sales from one customer. Chase Brass generated 16% of its total net sales from one customer.
Competition
We compete with other companies on price, service, quality, breadth, and availability of product. We believe we have been able to compete effectively because of our high levels of service, breadth of product offering, knowledgeable and trained sales force, modern equipment, numerous locations, geographic dispersion, economies of scale, and sales volume.
The North American market for brass and copper strip and sheet and brass rod consists of a few large participants and a few smaller competitors for Olin Brass and Chase Brass. A.J. Oster’s competition consists of a number of smaller competitors. Our international competitors are based principally in Europe and Asia.
Our largest competitors in each of the markets in which we operate are the following:

•	Aurubis and PMX Industries, Inc.: manufacturers of copper and copper-alloys in the form of strip, sheet and plate (Olin Brass competitor);

•
ThyssenKrupp Materials NA, Copper and Brass Sales Division: processor and distributor of copper, brass, stainless and aluminum products; Wieland Metals, Inc.: re-roll mill and service center for copper and copper-alloy strip (A.J. Oster competitor); and

•	Mueller Industries, Inc.: manufacturer of brass rod (Chase Brass competitor).

We use data published by independent industry associations and management estimates to determine our market share. Using this information, in 2015:

•	Olin Brass accounted for 32% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate;

•	A.J. Oster accounted for 34% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and

•	Chase Brass accounted for 51% of North American shipments of brass rod, not including imports.
Corporate
Our Corporate expenditures include compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and Federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, costs related to other long-term incentive programs as well as the elimination of intercompany balances.
Government Regulation and Environmental Matters
Bactericidal Products
Through its membership in the Copper Development Association Inc. (“CDA”), Olin Brass has completed the required Federal Environmental Protection Agency (“EPA”) and applicable state registration processes that allow it to market its CuVerro® products with certain approved bactericidal claims. Laboratory testing has shown that bactericidal copper touch surfaces made with CuVerro® kill more than 99.9% of bacteria within two hours. We believe that Olin Brass’s copper-based CuVerro® materials are in compliance, in all material respects, with EPA standards for products recognized by the EPA as having bactericidal properties.
In connection with these EPA registrations, the CDA is required to implement a “stewardship” plan that is designed to ensure that bactericidal copper alloys are properly used and marketed. The stewardship requirement reflects the EPA’s concern that the improper marketing of bactericidal copper alloys could lead users to mistakenly believe that the use of these products is a simple solution to fight infections. The stewardship efforts are intended to emphasize that all marketing statements are consistent with the approved EPA product label, including the need to state clearly that the alloys are intended as a supplement to, but are not a substitute for, standard cleaning and sanitization procedures. These standards also apply to marketing by our customers who use CuVerro® in their products.
Even though the marketing of copper products as bactericidal started in 2008, the manufacturers of such products are still in the process of determining what specific bactericidal claims may be made in compliance with the EPA’s and Federal Insecticide, Fungicide and Rodenticide Act’s (“FIFRA”) requirements. Therefore, there remains some uncertainty when determining whether a particular marketing approach is consistent with the EPA registration requirements. Accordingly, it is possible that we or other manufacturers may be found to be non-compliant by the EPA for current, past or future marketing claims and activities, despite efforts to comply. The EPA can impose administrative or judicial sanctions and penalties against those violating federal registrations, including corrective disclosures, civil administrative penalties, stop sale orders, cancellations of regulations, seizures, injunctions and criminal sanctions. Any failure by us or our customers who use CuVerro® in their products to comply with FIFRA’s requirements with respect to CuVerro® could therefore expose us to various enforcement actions or other claims or adverse impacts to our reputation. The stewardship program required under the EPA registration is an industry-wide activity, and the actions of other CDA members could jeopardize the marketing of all bactericidal copper products registered through the CDA (including CuVerro®). If the EPA were to determine that the stewardship program is not being implemented effectively, the EPA may initiate a variety of corrective actions, which could adversely affect us and other CDA members, including cancelling all CDA registrations. If the EPA were to initiate an enforcement action that affects us or our customers, it may have a material adverse effect on our ability to market CuVerro® as a bactericidal product.
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
Environmental
Our operations are subject to a number of Federal, state and local laws and regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive Federal, state and local laws and regulations governing the creation, transportation, use, release and disposal of wastes, air and water emissions, the storage and handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials used in our operations include general commercial lubricants, cleaning solvents and cutting oils. Among the regulated activities that occur at some of our facilities are: the accumulation of scrap metal; and the generation of hazardous waste, solid wastes and wastewaters, such as water from burning tables operated at some of our facilities. The generation, storage, and disposal of these wastes are done in accordance with the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act, and we use third-party commercial disposal services as permitted by these laws for the removal and disposal of these wastes. The storage, handling and use of lubricating and cutting oils and small quantities of maintenance-related products and chemicals are also regulated under environmental laws, and the health hazards of these materials are communicated to employees pursuant to the Occupational Safety and Health Act.
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
We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. We have a number of properties located in or near heavy industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants for which we may become liable under various laws and regulations. Some of our properties have been affected by releases of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we could be notified of such claims in the future. It is also possible that we could be identified by the EPA, a state agency, or one or more third parties as a potentially responsible party under federal or state laws and regulations.
Pursuant to the agreement, dated November 19, 2007, by which we purchased our current operating locations from Olin Corporation, Olin Corporation agreed to retain responsibility for a wide range of liabilities under environmental laws arising out of existing contamination on our properties, and agreed to indemnify us without limitation with respect to these liabilities. Specifically, Olin Corporation retained responsibility for:

•	compliance with all obligations to perform investigations and remedial action required under the Connecticut Real Property Transfer Act at properties in Connecticut;

•	pending corrective action / compliance obligations under the Federal Resource Conservation and Recovery Act for certain areas of concern at our East Alton, Illinois facility; and

•	all obligations under environmental laws arising out of 24 additional specifically identified areas of concern on various of our properties.
Olin Corporation also retained complete responsibility for all liabilities arising out of then pending governmental inquiries relating to environmental matters; for “any liability or obligation in connection with a facility of the Business to the extent related to pre-Closing human exposure to Hazardous Materials, including asbestos-containing materials”; and for “any liability or obligation in connection with the off-site transportation or disposal of Hazardous Materials arising out of any pre-Closing operations of the Business.”
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
Employees
The following table shows the composition of our workforce by operating segment and Corporate as of December 31, 2015.

	Employees	% of Total
Olin Brass	1,254	66%
A.J. Oster	302	16%
Chase Brass	319	17%
Corporate	25	1%
Total	1,900	100%
As of December 31, 2015, 1,168, or approximately 61%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years.
Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we have not experienced any work stoppages at any of our facilities. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms.
Research and Development
Our staff of scientists in metallurgy and electrochemistry intends to continue to invest in research and development to develop new products and expand our value-added services to meet our customers’ needs.
Our research and development expenditures in 2015 were $1.3 million (less than 1% of total net sales).
Risk Management and Insurance
The primary risks in our operations are personal injury, property damage, transportation, criminal acts, risks associated with international operations, directors’ and officers’ liability and general commercial liabilities. We are insured against general commercial liabilities, automobile accidents (including injury to employees and physical damage of goods and property and employer liabilities), directors’ and officers’ liability, crime, foreign risks, environmental liability, ocean cargo liability and flood through insurance policies provided by various insurance companies up to amounts we consider sufficient to protect against losses due to claims associated with these risks.
We also maintain bonds with certain Federal, state and international authorities to insure against risks relating to, among other things, delays due to customs clearances, compliance with certain laws and regulations and import and export of goods.
Safety
Consistent with other strategic initiatives, management is pursuing a ‘Best in Class’ performance status for employee safety including participation in the Occupational Safety and Health Administration (“OSHA”) sponsored Voluntary Protection Program, or VPP. The Safety Excellence / VPP initiative shifts the safety paradigm to an aggressive proactive approach that stresses strong employee participation and collaboration, management accountability, employee training and hazard elimination as core foundational elements.
Patents, Trademarks and Other Intellectual Property Rights
Chase Brass has exclusive intellectual property licenses, the longest of which extends to 2027, to produce and sell Eco Brass® rod and ingot in North America, granted by Mitsubishi Shindoh Company, Ltd., the Japanese company that owns the relevant intellectual property rights. The most popular versions of Eco Brass® are protected through May 2019. We have sublicensed our rights to three sublicensees, none of which is currently a competitor of any of our subsidiaries or segments. These sublicensing arrangements are valid until the expiration of the relevant patents in North America.
We have alloy licensing arrangements with companies in Germany, Japan and China.
As of December 31, 2015, we owned 117 patents, of which 39 were U.S. patents. We also own various trademarks relating to our products. As of December 31, 2015, we owned 31 trademarks, of which 17 are U.S. trademarks. Most of these are owned by GBC Metals, LLC, a wholly owned subsidiary of ours. We license the marks OLIN BRASS and OLIN METALS for metal products from Olin Corporation. These licenses continue unless we breach the license agreement. We also license stylized versions of these marks from Olin Corporation and the license to the stylized version includes an annual termination option by either party.
We license the intellectual property rights related to certain proprietary alloy systems to other major brass mills around the world, including Dowa Metaltech. As of December 31, 2015, there were six such licenses.
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
Seasonality
There is a slight decrease in our net sales in the fourth quarter as a result of the decrease in demand due to customer shutdowns for the holidays and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first fiscal quarter as our customers build inventory to serve the seasonal building and housing market.
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
Risks Related to Our Business
Our business, financial condition and results of operations or cash flows could be negatively affected by downturns in economic cycles in general or cyclicality in our markets, both inside and outside of the U.S. Our future growth also depends, to a significant extent, on improvements in general economic conditions and in conditions in our markets.
Many of our products are used in industries that are, to varying degrees, cyclical and have historically experienced periodic downturns due to factors such as economic conditions, energy prices, the availability of credit, consumer sentiment, demand and other factors beyond our control. These economic and industry downturns have resulted in diminished product demand and excess capacity for our products. The significant deterioration in economic conditions that occurred during the second half of 2008 and continued into 2009 resulted in disruptions in a number of our markets. Any future economic disruptions may negatively impact our markets or the consumers served by those markets, which would adversely affect our operating results.
Future disruptions in the commercial credit markets may impact liquidity in the global credit market, and we are not able to predict the impact any such worsening conditions would have on our customers in general, and our results of operations specifically. Businesses in one or more of the markets that we serve, or consumers in one or more of the markets that our customers serve, may postpone or choose not to make purchases in response to economic uncertainty, tighter credit, negative financial news, unemployment, interest rates, adverse consumer sentiment and declines in housing prices or other asset values.
A significant amount of our volume is tied to the building and housing sector. If the housing, remodeling and residential and commercial construction markets stagnate or deteriorate, demand from such markets for our products, especially our brass rod products, is likely to be adversely affected. Any recovery in such markets will not necessarily directly correlate with increased sales or profitability. Our key products are typically installed late in the housing construction cycle, meaning there is an inherent lag in volumes, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by the actual timing of housing starts and completions as well as to changes in the materials and fixtures used in construction that may contain fewer copper products or materials and fixtures than were used in the past. In addition, competition from imports and other sources may also dampen the effects of any such recovery on our results of operations.
Similarly, the automotive market has in the past experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. Negative economic developments could reduce demand for new vehicles, causing our customers to reduce their vehicle and automotive component part production in North America.
The coinage and general consumer markets are also affected by economic cycles. Demand for coinage-related products generally increases with the number of cash transactions that occur, and the number of cash transactions generally increases during periods of economic growth. Demand for consumer goods is also very sensitive to economic conditions and drives demand in our electronics / electrical components market.
The munitions market is cyclical and is not correlated to any general economic indicators and thus, has a high degree of volatility.
As a result, cyclicality in economic conditions and in the markets that we serve could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our growth prospects also depend, to a significant extent, on the degree by which general economic conditions and conditions in the markets that we serve continue to improve.

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
We use our balanced book approach to substantially reduce the impact of metal price movements on operating margins from our non-toll sales, which are sales for which we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. Non-toll sales represented approximately 75% of our unit sales volume over the last three years. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Balanced Book.”
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
The market price of metals and related scrap used in production is subject to significant volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory and increase cost of sales. Additionally, the cost of our inventories is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2015, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at higher costs prevailing in prior years as compared with metal prices prevailing in the market at the time of the inventory depletion and the effect of this reduction of inventory increased cost of sales by $0.1 million. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost.”

Because our balanced book approach does not reduce the effects of fluctuations in metal prices on our working capital requirements, higher metal prices could have a negative effect on our liquidity.
Our balanced book approach does not reduce the impact of the volatility in metal prices on our working capital requirements. Metal prices impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. As a result, when metal prices are rising, even if the number of pounds of metal we process does not change, we tend to use more cash or draw more on our asset-based revolving loan facility (“ABL Facility”) to cover the cash flow delay from material replacement purchase to cash collection. Thus, when metal prices increase, our working capital may be negatively affected as we are required to draw more on our cash or available financing sources to pay for raw materials. As a result, our liquidity may be negatively affected by increasing metal prices. Metal price volatility may also require us to draw on working capital sources more quickly and unpredictably, and therefore at higher cost. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Factors Affecting Our Results of Operations—Metal Cost.”
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
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low metal prices, suppliers may elect to hold scrap waiting for higher prices. The supply of scrap metal available to us could be adversely impacted at any time due to slowdowns in industrial production or consumer consumption. If an adequate supply of scrap metal is not available to us, we would be unable to use scrap as a source of supply at desired volumes, forcing us to use a larger amount of more expensive virgin raw materials and our results of operations and financial condition would be materially and adversely affected. The acquisition of copper cathode by physically backed copper exchange traded funds and other similar entities may materially decrease or interrupt the availability of copper for immediate delivery in the United States, which could materially increase our cost of copper and copper scrap, result in potential supply shortages, and increase price volatility for copper and copper scrap. All of the above factors may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products.
We may experience disruptions in the supply of natural gas as a result of delivery curtailments to industrial customers due to extremely cold weather. We may also experience disruptions or increases in cost with respect to our access to water, electrical power, transport and wastewater treatment services and other infrastructure (including those subject to our transition services agreement with the parent of our predecessor). We may also experience other delays or shortages in the supply of raw materials. If we are unable to obtain adequate, cost efficient or timely deliveries of required raw materials and fuel or adequate and cost-effective access to infrastructure, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose sales, incur additional costs, delay new product introductions or harm our reputation in the markets that we serve. An inability to find an adequate and timely supply of raw materials or adequate and cost-effective access to infrastructure could have a material adverse effect on our profit margin, and in turn on our business, financial condition, results of operations or cash flows.

Increases in the cost of energy could cause our cost of sales to increase, thereby reducing operating results and limiting our operating flexibility.
In 2015, the cost of energy and utilities represented approximately 7% of our non-metal cost of sales and prices can be volatile. As a result, our energy and utility costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher energy and utility costs on our cost of sales. A substantial increase in energy costs could cause our operating costs to increase and our business, financial condition, results of operations and cash flows may be materially and adversely affected. Although we attempt to mitigate short-term volatility in energy and utility costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.
Our substantial leverage and debt service obligations may adversely affect our financial condition and restrict our operating flexibility, including our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2015, our total indebtedness was $343.1 million (net of debt issuance costs). We also had an additional $196.9 million available for borrowing under the ABL Facility as of that date. Based on the amount of indebtedness outstanding and applicable interest rates at December 31, 2015, our annualized cash interest expense would be $33.2 million, which includes $0.4 million of interest expense related to our capital lease obligations. Additionally, we may potentially borrow under the ABL Facility, which is a floating-rate obligation, and thus, the related interest expense is subject to increase in the event interest rates were to rise.
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
The agreement governing the ABL Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio that is tested whenever excess availability, as defined in such agreement, falls below a certain level. The fixed charge coverage ratio, as defined in the agreement, requires us to maintain a minimum ratio of “EBITDA” (as defined in the agreement governing the ABL Facility) to the amount of our fixed charges for the twelve consecutive months prior to the date on which the ratio is tested. The agreement governing the ABL Facility also requires excess availability to remain above a certain level to avoid default. For more information regarding these covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance” and “Outstanding Indebtedness.”
As of December 31, 2015, we were in compliance with all of the covenants contained in our debt agreements. A violation of covenants may result in default or an event of default under our debt agreements.
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
For a more detailed description on the limitations on our ability to incur additional indebtedness and our compliance with financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance” and “Outstanding Indebtedness.”
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
As of December 31, 2015, we had less than $0.1 million outstanding under the ABL Facility, which bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates. If we borrow under the ABL Facility and if interest rates increase dramatically, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.
Our business is exposed to risks related to customer concentration. Our five largest customers were responsible for approximately 30% of our net sales in 2015. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, adverse economic and market conditions could also harm our business by negatively affecting our customers, which could impair their ability to pay for products they have purchased from our Company. Our balance sheet reflected an allowance for doubtful accounts totaling $1.2 million at December 31, 2015. If adverse economic and market conditions impair the ability of our customers to pay us in the future, our allowance for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase in the future, which could materially and adversely affect our financial condition and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and net sales could be reduced if our customers switch some or all of their business with us to other suppliers.
In 2015, a majority of our net sales were generated from customers who do not have long-term contractual arrangements with us, including several of our largest customers. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. A significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business, or cause us to reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Additionally, the U.S. Treasury department announced in December 2011 a halt in the production of Presidential dollar coins for circulation due to a lack of demand (which is primarily the result of the U.S. continuing the use of the dollar bill).

Although their production will continue for the collectibles market, it is uncertain when their production for circulation will be resumed. This action has adversely impacted our business and is expected to adversely impact our business over the next several years. In addition, in December 2013, three members of the Federal Reserve Board of Governors issued a report that concluded that a transition to the dollar coin would result in higher net costs to the Federal government and to the public, which contrasts with previous reports by the Government Accountability Office that there would be a net benefit from a transition. Further actions to curtail coin production could have an adverse effect on our business, financial condition or results of operations.
Following trends in electronic commerce, the United States Mint in the future may reduce its output of coinage and thus reduce its demand for coinage strip. A reduction in demand for coinage strip could have a material adverse effect on our business, financial condition and results of operations.
Decreased demand from Orbital ATK, Inc. (“ATK”) could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2015, we had 1,900 employees, 1,168, or approximately 61%, of whom at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.
We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our U.S. multi-employer pension plan expense totaled $3.8 million in 2015. Our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from the multi-employer pension plan in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our business, financial condition or results of operations.
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, hurricanes, tornadoes and similar events. We have facilities located throughout North America, including in Illinois, Ohio, Connecticut, Rhode Island, Missouri, California, Puerto Rico and Mexico, as well as in China. We take precautions to safeguard our facilities, including obtaining insurance and maintaining health and safety protocols. However, a natural disaster, such as a tornado, fire, flood, hurricane or earthquake, could cause a substantial interruption in our operations, damage or destroy our facilities or inventory and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.
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
Inclement weather conditions in the areas where our facilities are located could have an adverse effect on our business, financial condition and results of operations. Extreme cold, heavy snowfall or other extreme weather conditions over a prolonged period could result in temporary facility closures, disruptions in our access to natural gas, electricity, fuel and other raw materials and delayed shipments of our products. Furthermore, inclement weather conditions also could disrupt the operations of one or more of our suppliers and result in production delays. Any of these events or circumstances could materially disrupt our business operations and thereby adversely affect our business, financial condition and results of operations.
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
In many applications, copper and other commodities may be replaced by other materials such as aluminum, stainless steel, plastic and other materials and the use of copper and other commodities may be reduced by the miniaturization of components. Increased prices of copper could encourage our customers to use substitute materials and / or miniaturization to limit the amount of copper in their products and applications in an attempt to control their overall product costs. For example, historically, there has been discussion over reducing or eliminating copper content in coins in reaction to the rising prices of copper. Such increased use of substitute materials and / or miniaturization could have a material adverse effect on prices and demand for our products.
In order to operate our business successfully, we must meet evolving customer requirements for copper and copper-alloy products and invest in the development of new products.
If we fail to develop or enhance our products to satisfy evolving customer demands, our business, operating results, financial condition and prospects may be harmed significantly. The market for copper and copper-alloy products is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. Eco Brass® and other products in our “green portfolio” are examples of new products based on new technologies that have been developed as a result of evolving customer and industry standards. Our competitors are continuously searching for more cost-effective alloys and substitutes for copper and copper-alloys, including products in our “green portfolio.” Our current and prospective customers may choose products that might be offered at a lower price than our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. This strategy may cause us to pursue other technologies or capabilities through acquisitions or strategic alliances. We may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of new products and services. Our failure to successfully develop and offer products or services that satisfy customer requirements may significantly weaken demand for our products and services, which would likely cause a decrease in our net sales and harm our operating results. In addition, if our competitors introduce products and / or services based on new or alternative technologies, our existing and future products and / or services could become obsolete, which would also weaken demand for our products or services, thereby decreasing our net sales and harming our operating results.

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
Furthermore, we may not be successful in our growth initiatives and may not be able to effectively manage expanded or acquired operations. See “We face a number of risks related to future acquisitions and joint ventures.”
A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad.
In the aggregate, our international operations accounted for 6% of our net sales in 2015. We have operations in China through Olin Luotong Metals and in Singapore through our subsidiary GBC Metals Asia Pacific PTE. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In 2015, the shipments by Olin Brass to the munitions market accounted for 38% of its total shipments. The private use of firearms is subject to extensive regulation. Recent U.S. Federal legislative activities generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms and ammunition. Several states currently have laws in effect similar to that legislation. Any restriction on the use of firearms and ammunition could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions market.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. From time to time, legislative initiatives are proposed in the U.S., such as the repeal of the election to use LIFO or to lower the U.S. corporate tax rate. If the U.S. corporate tax rate were lowered, we would be required to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. The cost of our inventories is primarily determined using LIFO. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. If the election to use the LIFO method for U.S. Federal income tax purposes were repealed, taxpayers that currently use the LIFO method would be required to revalue their beginning LIFO inventory to its first-in, first-out (“FIFO”) value. The repeal of the election to use the LIFO method could result in a substantial cash tax liability, which could adversely impact our liquidity and financial condition. Furthermore, a transition to the FIFO method could result in an increase in the volatility of our earnings, a greater disparity between our earnings and net sales in our financial statements, and an increase in the costs associated with our derivative transactions to mitigate metal price fluctuations.
In addition, any termination or expiration of trade restrictions imposed on copper products by foreign governments could adversely affect our business as such products become freely tradable into the U.S. This may increase competition against our products and adversely affect our business, financial condition or results of operations. See “Competition in our industry could adversely affect our business, financial condition and results of operations.”
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
The extent to which our employee medical costs will increase in the future is difficult to assess at this time. In 2015, our costs related to employee health benefits were $19.0 million. Because the implementation of various laws regarding employee medical costs and health insurance, including the Patient Protection and Affordable Care Act of 2010 and other related regulations, is currently in progress, there is some uncertainty as to how these current and future laws and regulations will affect our employee medical and other benefit costs. In addition, the cost of health care has been rising generally over time, and such increases have been in the past and will in the future be unpredictable and at times significant. If we were to incur significant increases in employee medical costs and related items, whether due to such laws and regulations or otherwise, it could adversely impact our operating results.
Environmental costs could decrease our net cash flow and adversely affect our profitability.
Our operations are subject to extensive regulations governing the creation, use, transportation and disposal of wastes and hazardous substances, air and water emissions, remediation, workplace exposure and other environmental matters. The costs of complying with such laws and regulations, including participation in assessments and clean-ups of sites, as well as internal voluntary programs, can be significant and will continue to be so for the foreseeable future. Future environmental regulations could impose stricter compliance requirements on us and the markets that we serve. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements. Additionally, evolving regulatory standards and expectations could result in increased litigation and / or increased costs of compliance with environmental laws, all of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Environmental matters for which we may be liable may arise in the future at our present sites, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Our operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. The properties we own or lease are located in areas with a history of heavy industrial use. See “Business—Government Regulation and Environmental Matters.” The CERCLA established responsibility for clean-up without regard to fault for persons who have released or arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. In many cases, courts have imposed joint and several liability on parties at CERCLA clean-up sites. Because a number of our properties are located in or near industrial or light industrial use areas, they may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.
On November 19, 2007, we acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of then existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify us for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut, and has been participating in remedial actions at our other properties as well. If Olin Corporation were to stop its environmental remedial activities at our properties, we could be required to assume responsibility for these activities, the cost of which could be material. For additional information concerning the indemnity granted to us by Olin Corporation for environmental liabilities, see “Business—Government Regulation and Environmental Matters.”

New governmental regulation of greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.
In the past, Congress has considered legislation that would regulate greenhouse gas emissions, including a cap-and-trade system, under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we have manufacturing plants, are considering various greenhouse gas registration and reduction programs. The EPA has also proposed several comprehensive regulations that would require reductions in greenhouse gas emissions by several types of sources. Certain of our manufacturing plants use significant amounts of energy, including electricity, natural gas and diesel, and certain of our plants emit amounts of greenhouse gas above certain minimum thresholds that are likely to be regulated. Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to, or the use of, natural gas, require us to purchase allowances to offset our own emissions, require operational changes or the use of new equipment or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs or capital expenditures, reduce our competitiveness or otherwise negatively affect our business, financial condition or results of operations. It is too early to predict how any potential greenhouse gas regulation may affect us.
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
Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting in accordance with accounting principles generally accepted in the U.S. Due to its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Further, we may be required to expend substantial funds and resources in order to rectify any deficiencies in our internal controls. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor and lender confidence and it could have a material adverse effect on our ability to fund our operations.

Increasing costs of insurance may adversely impact our results of operations.
While we are insured against certain claims, including in respect of general liability, property damage (including natural disasters and fire), ocean cargo liability, equipment damage and injury to our personnel, our insurance may not cover all of the claims to which we may become subject, and future coverage of such claims may not be available on commercially reasonable terms, if at all. If we are unable to obtain adequate insurance coverage, substantial property or equipment damage, personal injury or other claims could materially impact our earnings and cash flows. Continued increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products and other factors could increase our operating costs and further increase our exposure to natural disasters and other causes of catastrophic loss, as well as personal injury and other claims.
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
In addition, Chase Brass has entered into agreements with Mitsubishi Shindoh pursuant to which Chase Brass has access to and the right to use certain of its technologies including lead-free Eco Brass® rod and the sublicensing of lead-free Eco Brass® ingot. To the extent that Mitsubishi Shindoh faces challenges to its intellectual property rights in its technologies or fails to protect or enforce such intellectual property rights, it could have an adverse effect on our ability to market our products and / or services that incorporate those technologies or could permit competitors using infringing or similar technology to compete more effectively against us, which would result in a decline in our net sales.

We could become subject to litigation regarding intellectual property rights, which could harm our business significantly.
Our commercial success will continue to depend in part on our ability to make and sell our products or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, pursuant to a license agreement, we have access to and the right to use certain technologies owned by Mitsubishi Shindoh, including our lead-free Eco Brass® rod. To the extent that Mitsubishi Shindoh fails to adequately protect the technologies upon which we rely, our competitors may be able to use such technologies or develop similar technologies independently. Recently in July 2014, a complaint was filed against Mitsubishi Shindoh alleging that, among other things, certain patents owned by Mitsubishi Shindoh (including those used in our Eco Brass® technology) are invalid and unenforceable. While we do not anticipate such litigation will have a material impact on our results of operations, there can be no assurances that a favorable outcome will be achieved, and any of the foregoing events, including an adverse result in this litigation, could lead to increased competition and negatively impact our volumes and / or margins.
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
If we are unsuccessful in defending against any challenge to our rights to market and sell our products, our rights to use third-party technologies or to provide our services, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and / or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture and / or marketing of our products or services that use the intellectual property in question through a court-imposed injunction or settlement agreement;

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
The operation of the Company’s business depends on the Company’s information technology systems, most of which have not been updated for many years. As a result, our information technology systems are more susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems or security breaches could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business. Olin Brass began the process of implementing a fully integrated enterprise resource planning (“ERP”) system to replace its current management information systems and plans to implement the system in a phased approach over the course of the next several years. A.J. Oster is in the process of implementing an ERP system to replace its current management information systems and plans to implement by the end of fiscal 2016. These implementations may present challenges. Such challenges include, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data and the potential instability of the new system. Furthermore, large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain of our business and financial processes also may require transformation in order to effectively leverage the ERP system’s benefits. The ERP system implementation may not result in the anticipated improvements and the cost of implementation may outweigh the benefits. There can be no assurance that the ERP system will be successfully implemented, and failure to do so could adversely affect our business, financial condition, results of operations and the effectiveness of our internal controls over financial reporting.
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
Certain of our operations are conducted through a joint venture which has unique risks.
Certain of our operations are conducted through our joint venture located in China. With respect to our joint venture, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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
See “Risks Related to Our Business.” These and other factors may lower the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the price at which it was purchased.
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
The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about our company or our industry. In addition, we may be unable or be slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under the “Risk Factors” section in Item 1A in this annual report on Form 10-K. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes our major facilities as of December 31, 2015:

Entity	Operation	Location	Owned or Leased	Products
Corporate	Corporate Headquarters	Schaumburg, Illinois	Leased	N/A
Olin Brass segment	Mill Products	East Alton, Illinois	Owned (1)	Copper-based strip Clad copper & copper-alloy strip
	Fabricated Products	East Alton, Illinois	Owned (1)	Stamped & drawn copper-based parts
	Fineweld Tube	Cuba, Missouri	Owned	Welded copper-alloy tube
	Bryan Metals	Bryan, Ohio	Owned	Copper-based strip
Copper-based strip and foil
	Somers Thin Strip	Waterbury, Connecticut	Owned	Stainless steel light gauge strip
	Olin Luotong Metals	Guangzhou, China	Owned building; 50-year lease on land	Copper-based strip
	Olin Brass Headquarters	Louisville, Kentucky	Leased	N/A
Chase Brass segment	Manufacturing	Montpelier, Ohio	Owned	Alloy-rod
	Warehouse	Los Angeles, California	Leased	Alloy-rod
A.J. Oster segment	Processing and Distribution	Warwick, Rhode Island	Leased	Copper-alloy strip, aluminum foil, specialty stainless steel, specialty rod and wire
	Processing and Distribution	Alliance, Ohio	Owned
	Processing and Distribution	Carol Stream, Illinois	Owned
	Processing and Distribution	Yorba Linda, California	Leased
	Processing and Distribution	Caguas, Puerto Rico	Owned
	Processing and Distribution	Queretaro, Mexico	Owned
	A.J. Oster Headquarters	Warwick, Rhode Island	Leased	N/A
(1) Certain utility infrastructure at the East Alton, Illinois facility is leased by Olin Brass from Olin Corporation.
Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at its East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The initial five-year term of the transition services agreement expired in November 2012 and automatically renews for one-year terms thereafter, subject to termination by either party upon one year’s notice. The transition services agreement renewed automatically in November 2015, and we are currently negotiating a utilities service agreement to replace the transition services agreement.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Record
Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of February 24, 2016, the number of holders of record of our common stock was approximately 80.
Market Information for Common Stock
The high and low selling prices per share of our common stock, as well as the cash dividend declared per share of our common stock, for the quarters during 2015 and 2014 were as follows:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$15.94	$18.90	$21.43	$24.05
Low	12.30	14.46	15.96	19.88
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$18.13	$17.30	$17.41	$14.73
Low	15.04	14.31	14.45	11.49
Cash dividends declared	0.0375	0.0375	0.0375	0.0375
For certain information regarding our equity compensation plans, see Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Dividends
Both the ABL Facility and the indenture governing the Senior Secured Notes contain restrictions as to the payment of dividends. See Note 11, “Financing,” of our audited consolidated financial statements, which are included elsewhere in this annual report, for further discussion of these restrictive covenants.
Issuer Purchases of Equity Securities
None.

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

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Set forth below is selected historical consolidated financial data of our business as of the dates and for the periods indicated. The selected historical consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this annual report.
The selected historical consolidated financial data should be read in conjunction with the information about the limitations on comparability of our financial results, including as a result of acquisitions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” and our consolidated financial statements and related notes included in Item 8 to this annual report.

(in millions, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net sales	$1,506.2	$1,711.4	$1,758.5	$1,650.5	$1,779.1
Cost of sales	(1,335.9)	(1,546.8)	(1,576.2)	(1,467.3)	(1,583.5)
Gross profit	170.3	164.6	182.3	183.2	195.6
Selling, general and administrative expenses (1)	(83.2)	(76.9)	(110.8)	(92.7)	(69.4)
Operating income	87.1	87.7	71.5	90.5	126.2
Interest expense	(39.1)	(39.6)	(39.8)	(39.7)	(40.0)
Loss on extinguishment of debt	(3.1)	—	—	(19.6)	—
Gain on sale of investment in joint venture	6.3	—	—	—	—
Other income (expense), net	0.2	(0.5)	(0.3)	(0.1)	(0.4)
Income before provision for income taxes and equity income	51.4	47.6	31.4	31.1	85.8
Provision for income taxes	(15.9)	(16.6)	(22.2)	(19.2)	(31.4)
Income before equity income	35.5	31.0	9.2	11.9	54.4
Equity income, net of tax	0.3	1.1	1.5	1.0	0.9
Net income	35.8	32.1	10.7	12.9	55.3
Net income attributable to noncontrolling interest	(0.2)	(0.4)	(0.3)	(0.4)	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	$31.7	$10.4	$12.5	$55.1
Per Share Data:
Cash dividends declared per common share (2)	$0.1500	$0.1500	$0.0375	$7.5793	$—
Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.67	$1.50	$0.49	$0.59	$2.61
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.66	$1.49	$0.49	$0.59	$2.61
Number of common shares used in basic per share calculations	21.3	21.2	21.1	21.1	21.1
Number of common shares used in diluted per share calculations	21.4	21.3	21.2	21.1	21.1
Balance Sheet Data:
Cash	$83.5	$44.6	$10.8	$13.9	$49.5
Total assets (3)	557.2	566.3	537.7	490.3	538.2
Total debt (3) (4)	343.1	371.4	369.5	377.1	293.1
Total liabilities (3)	496.5	540.3	541.1	538.1	455.5
Total equity (deficit)	60.7	26.0	(3.4)	(47.8)	82.7

(1)
For the years ended December 31, 2013, 2012 and 2011, includes non-cash profits interest compensation expense of $29.3 million, $19.5 million and $0.9 million, respectively. No non-cash profits interest compensation expense was recorded in 2015 or 2014.

(2)
In 2015, 2014 and 2013, the Company declared dividends of $3.2 million, $3.2 million and $0.8 million, respectively, to the Company’s stockholders. In 2012, the Company used a portion of the net proceeds from the issuance of senior secured notes to pay a $160.0 million distribution to Halkos, the sole stockholder of the Company prior to the Company’s initial public offering in May 2013.

(3)
As discussed in Note 2, “Summary of Significant Accounting Policies,” we early adopted ASU 2015-3 and ASU 2015-17 and applied the new guidance retrospectively to 2014, 2013, 2012 and 2011 to conform to the fiscal 2015 presentation.

(4)	Consists of long-term debt, capital lease obligations, current maturities of long-term debt presented net of deferred financing fees incurred in connection with the issuance of debt.

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
Overview
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the metals business from Olin Corporation. The majority of our operations are managed through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster. We also have a Corporate entity which includes certain administrative costs and expenses and the elimination of intercompany balances.
We are a leading value-added converter, fabricator, processor and distributor of specialized non-ferrous products including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper-alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, virgin metals and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance and bactericidal properties.
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. The vertical integration of Olin Brass’s manufacturing capabilities and A.J. Oster’s distribution capabilities allows us to access customers with a wide variety of volume and service needs.
We service nearly 1,600 customers in 23 countries across four continents. We employ approximately 1,900 people and operate 11 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Asia.
Unlike traditional metals companies, in particular those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations, substantially reduces the financial impact of metal price movements on our earnings and operating margins.
Our Operating Segments
We operate through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.
Our Olin Brass segment is the leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated components in North America. While primarily processing copper and copper-alloys, the segment also rerolls and forms other metals such as stainless steel, carbon steel and aluminum. Olin Brass’s products are used in five primary markets: munitions, coinage, automotive, building and housing and electronics / electrical components. In 2015, Olin Brass sold approximately 16% of its domestic copper-based products to A.J. Oster.
Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
A.J. Oster is a processor and distributor primarily of copper and copper-alloy sheet, strip and foil. A.J. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging, stamping and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components. In 2015, 55% of A.J. Oster’s brass and copper material requirements were supplied by our Olin Brass segment.
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
Formation and Acquisition of the Worldwide Metals Business of Olin Corporation
On October 10, 2007, the Company was formed by affiliates of KPS Capital Partners, L.P. (“KPS”) as an acquisition vehicle to acquire the worldwide metals business of Olin Corporation, which was completed on November 19, 2007. The transaction was accounted for under the purchase method of accounting, and the assets and liabilities of the business were recorded at fair value at the acquisition date.
In accordance with accounting principles generally accepted in the United States of America (“US GAAP”) at the time of the transaction, the fair market value of the net assets acquired exceeded the purchase price in the acquisition. This resulted in a bargain purchase, and we reduced the value of all identified intangible assets and other noncurrent assets, including the acquired property, plant and equipment, to zero in the opening balance sheet as of the acquisition date. Accordingly, our fixed assets reflect only post-acquisition capital investments, and our cost of sales and selling, general and administrative expense, depending on the nature and use of the underlying asset, includes depreciation only on capital investments made after the acquisition date.
Recent Transactions
Purchases of Senior Secured Notes
In 2015, we purchased in the open market an aggregate of $29.7 million principal amount of our 9.50% senior secured notes due 2019 (“Senior Secured Notes”) for an aggregate purchase price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
Disposition of Joint Venture
In April 2015, we sold our 50% share of the Dowa Olin Metal Corporation (the “Dowa Joint Venture”) to DOWA Metaltech Co. Ltd. (“Dowa Co.”) for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.

Key Factors Affecting Our Results of Operations
LIFO Accounting
The metals component of inventories that is valued on last-in, first-out (“LIFO”) basis comprises approximately 70% of total inventory at December 31, 2015 and 2014, respectively. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons depending on the fluctuations in our inventory levels. During 2015, 2014 and 2013, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of this reduction increased cost of sales by $0.1 million and $0.6 million in 2015 and 2014, respectively, and decreased cost of sales by $2.0 million in 2013.
Metal Cost
We are a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products in North America. Our profitability is primarily driven by the value added from the manufacturing and fabrication of metal products, and not by fluctuations in the price of copper and other metals. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices, such that our operating margins are largely unaffected by metal price trends. Nevertheless, metal price fluctuations will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO (as previously discussed) liquidations and our working capital requirements.
Shrinkage loss, which is primarily the loss of metal that occurs in the melting and casting operations, is an inherent part of our metal casting process. While the shrinkage loss rate is very low relative to the total volume of metal casting, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.
Over the last three years, approximately 25% of our sales volumes were made on a toll basis where our customers supply us with the metal and we charge them a processing or conversion fee to melt the metal and convert it into a finished product. For metal processed on a non-toll basis, we procure and own the metal until we sell it to the customer, whereby we charge them not only a conversion fee but also a metal replacement fee. For sales on a non-toll basis, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.
Metal prices also impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers, so when metal prices increase, even if the number of pounds processed does not change, our working capital requirements will also increase. As a result, when metal prices are rising, we tend to draw more on our asset-based revolving loan facility (the “ABL Facility”) to cover the cash flow delay between material replacement purchase and cash collection. When metal prices fall, we replace our metal at a lower cost than the metal content of cash collections and generally reduce our use of the ABL Facility. We believe that our cash flow from operations, supplemented with cash available under the ABL Facility, will provide sufficient liquidity to meet our needs for the foreseeable future.
Balanced Book
The majority of our sales volume is from non-toll customers. To substantially reduce the financial impact of metal price volatility on earnings and operating margins on these non-toll sales, we use a balanced book approach to hedge the impact of metal price fluctuations. The balanced book approach minimizes the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. For any non-toll sale we seek to achieve our balanced book through one of the following three mechanisms:

•
Metal sales and replacement purchases on “price date of shipment” terms, meaning that metal sale prices and the metal replacement prices are set on the date of shipment. The customer bears the risk of metal price changes from the date of order to the date of shipment, so all fluctuations in metal costs are passed through to the customer.

•
Metal sales and replacement purchases on a “firm price basis,” meaning that metal sale prices are fixed on the order date, and a matching replacement purchase at a fixed price is established with a metal supplier. The supplier therefore bears the risk of metal price changes from the date of order to the date of shipment.

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

In 2015, approximately 63% of our non-toll unit sales volumes were conducted with price date of shipment terms. All other non-toll unit sales volumes were conducted with firm price replacement purchases or price date of shipment replacement purchases plus a derivative contract.
Metal Derivatives
As discussed above, we use derivative contracts in support of our balanced book approach. These derivative contracts are not designated as hedges for accounting purposes and are recorded at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). Thus, we include the unrealized and realized gains and losses on these derivatives within cost of sales in our consolidated statements of operations.
Industry Dynamics and Demand for Our Products
Demand for our product is driven predominantly by six markets: 1) building and housing, 2) munitions, 3) automotive, 4) electronics / electrical components, 5) coinage and 6) industrial machinery and equipment.
Building and Housing
According to management estimates, we expect U.S. housing starts and U.S. existing home sales to increase 9.2% and 1.2% annually, respectively, from 2015 through 2018.
We also expect continued growth for lead-free plumbing products in our green portfolio products, including Eco Brass®.
While demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction.
Munitions
In 2014, our customers began destocking their munitions inventories and thus, Olin Brass’s munitions volumes decreased in 2015 as these efforts continued. As we move into 2016, we anticipate a 10% to 15% decrease from the average annual munitions volumes in the 2012-2014 periods and a longer-term normalized run rate that is approximately 10% below these average annual volumes.
We remain focused on managing the factors within our control from a volume standpoint and we are encouraged by the continued improvements in quality and on-time performance at Olin Brass.
Automotive
The automotive market is dependent on the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions, replacement needs, as well as the amount of electrical components contained within automobiles. According to management estimates, North American light vehicle production is expected to grow by 2.1% annually from 2015 through 2018.
We continue to experience the positive effect of slow and steady improvement in this market across our business. Within Olin Brass, the growth is slightly offset by lower volume as a result of pricing strategies which position us better for the long-term. These strategies focus on pricing our products to earn a return commensurate with cost complexity required to produce them and to price for an appropriate return on the assets used to produce them.
Electronics / Electrical Components
Customers use our products to manufacture electronics / electrical components in a wide range of applications, from medical devices to computers to aviation components, and demand is largely correlated to general economic activity and technological developments.

Coinage
Olin Brass renewed a long-term contract with the U.S. Mint in 2012 to extend the supply agreement through 2017. Demand for coinage is directly tied to consumer transactions and coinage demand has improved in the last three years as a result of an overall increase in demand, as well as due to the U.S. Mint replenishing coin inventories which had become too low.
Industrial Machinery and Equipment (“IM&E”)
Sales in this market primarily lie within Chase Brass. IM&E volumes were down in 2015 as compared to 2014 due to softness in the oil and gas, metals and mining, and agricultural industries and the increased imports resulting from unfavorable exchange rate movements of the U.S. dollar. We anticipate continued weakness in this market segment as we move into 2016.
Industry Dynamics Affecting Growth Opportunities
Regarding demand for copper and copper-alloy sheet, strip and plate (“SSP”), while volumes have decreased in the munitions market, we are encouraged by the continued increase in automotive shipments. Further, there are a number of growth opportunities that could increase the demand for SSP products, including our CuVerro® bactericidal products. Olin Brass completed the Federal and state registration processes necessary to market its CuVerro® materials as having bactericidal properties. It has also registered more than 20 component manufacturers to market products made with CuVerro®.
Legislation to replace the one dollar notes with dollar coins keeps receiving attention in Congress, most recently by the reintroduction of the Unified Savings and Accountability Act (“USA Act”) in July 2015. Among other matters, the USA Act brings added focus and support to replace the one dollar note with the dollar coin. We anticipate a significant increase in the size of the coinage market if the U.S. transitions to the dollar coin and eliminates the dollar note.
Regarding demand for brass rod, we anticipate growth influenced by increasing demand from the building and construction market and our green product portfolio resulting from recent legislation mandating the use of lead-free and low-lead water pathways in all drinking water plumbing devices sold after January 2014.
Finally, the North American market may be affected by certain factors related to the supply of brass and copper, including imported rod and parts, from offshore manufacturers, and therefore competition from offshore suppliers could become more significant in the future. Historically these factors have included foreign trade agreements, antidumping orders, foreign exchange rate fluctuations, domestic capacity and pricing levels, as well as costs in the import supply chain.

Changes in Certain GAAP and Non-GAAP Measures
In addition to the results reported in accordance with US GAAP, we also report “adjusted sales,” “adjusted gross profit,” “adjusted selling, general and administrative expenses,” “adjusted EBITDA” and “adjusted diluted earnings per common share” which are non-GAAP financial measures as defined below.
Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by US GAAP. Adjusted gross profit and adjusted selling, general and administrative expenses adjust for the items within each category that are excluded from the calculation of Adjusted EBITDA. Adjusted gross profit and adjusted selling, general and administrative expenses may not be comparable to similarly titled measures presented by other companies and are not measures of operating performance or liquidity defined by US GAAP. Adjusted EBITDA is not intended as an alternative to net income or as an alternative to any other measure of performance in conformity with US GAAP or as an alternative to cash flow provided by (used in) operating activities as a measure of liquidity. Adjusted diluted earnings per common share may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by US GAAP.
You should therefore not place undue reliance on adjusted sales, adjusted gross profit, adjusted selling, general and administrative expenses, adjusted EBITDA, adjusted diluted earnings per common share, or any ratios calculated using them. The most comparable US GAAP-based measure for each respective non-GAAP financial measure can be found in our consolidated financial statements and the related notes thereto included elsewhere in this report.
Adjusted sales
Adjusted sales is defined as net sales less the metal cost of products sold. Net sales is the most directly comparable US GAAP measure to adjusted sales, which represents the value-added premium we earn over our conversion and fabrication costs. We use adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.
Adjusted sales were determined as follows:

	Year Ended December 31,			Change: 2015 vs. 2014		Change: 2014 vs. 2013
(in millions, except per pound values)	2015	2014	2013	Amount	Percent	Amount	Percent
Pounds shipped (a)	511.9	520.4	523.0	(8.5)	(1.6)%	(2.6)	(0.5)%
Net sales	$1,506.2	$1,711.4	$1,758.5	$(205.2)	(12.0)%	$(47.1)	(2.7)%
Metal component of net sales	(971.9)	(1,168.8)	(1,209.2)	196.9	(16.8)%	40.4	(3.3)%
Adjusted sales	$534.3	$542.6	$549.3	$(8.3)	(1.5)%	$(6.7)	(1.2)%

Net sales per pound	$2.94	$3.29	$3.36	$(0.35)	(10.6)%	$(0.07)	(2.1)%
Metal component of net sales per pound	(1.90)	(2.25)	(2.31)	0.35	(15.6)%	0.06	(2.6)%
Adjusted sales per pound	$1.04	$1.04	$1.05	$—	—%	$(0.01)	(1.0)%
Average copper price per pound (b)	$2.51	$3.12	$3.34	$(0.61)	(19.6)%	$(0.22)	(6.6)%
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Copper prices reported by the Commodity Exchange (“COMEX”).
Net sales decreased by $205.2 million, or 12.0%, in 2015 compared to 2014. The decline was primarily due to decreased metal prices ($133.0 million) and a decline in sales of unprocessed metal ($56.9 million). Adjusted sales decreased by $8.3 million, primarily due to lower volume.
Volume decreased by 8.5 million pounds, or 1.6%, in 2015 compared to 2014, due primarily to decreases within our munitions channel partially offset by increased demand in the coinage market.
Net sales decreased by $47.1 million, or 2.7%, in 2014 compared to 2013, as a result of a $40.4 million decline in the metal cost recovery component, predominantly due to lower metal prices ($41.6 million) and lower sales of unprocessed metals ($1.5 million). Adjusted sales decreased by $6.7 million, due to a $5.0 million decrease from lower volume and a $1.7 million from the net effect of changes in product mix and increases in average selling prices.

Volume decreased by 2.6 million pounds, or 0.5%, in 2014 compared to 2013, predominately due to lower demand in the electronics / electrical components market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this market. Additionally, volume in the munitions market was lower as the result of destocking throughout the supply chain and reduced demand following an unprecedented peak in demand in 2013. The decrease in volume was partially offset by higher demand in the building and housing, automotive, coinage and transportation markets.
Adjusted gross profit
Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA. Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. We believe that adjusted gross profit supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted gross profit represents a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.
Adjusted gross profit was determined as follows:

	Year Ended December 31,			Amount change:
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total gross profit	$170.3	$164.6	$182.3	$5.7	$(17.7)
Unrealized (gain) loss on derivative contracts (a)	(0.6)	3.0	(0.2)	(3.6)	3.2
LIFO liquidation (loss) gain	0.1	0.6	(2.0)	(0.5)	2.6
Lower of cost or market adjustment to inventory (b)	6.6	0.2	0.3	6.4	(0.1)
Restructuring and other business transformation charges	0.4	0.1	—	0.3	0.1
Depreciation expense	12.0	10.2	7.6	1.8	2.6
Adjusted gross profit	$188.8	$178.7	$188.0	$10.1	$(9.3)

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
During 2015, 2014 and 2013, we reduced the recorded value of certain domestic, non-copper metal inventory by $6.6 million, $0.2 million, and $0.3 million, respectively, resulting from the decline in market value of these metals.

Gross profit increased by $5.7 million, or 3.5%, in 2015 compared to 2014 primarily due to increased production yields and productivity improvements. Adjusted gross profit increased by $10.1 million, predominantly due to the aforementioned yield and productivity improvements.
Gross profit decreased by $17.7 million, or 9.7%, in 2014 compared to 2013 predominantly due to higher manufacturing conversion costs of $8.4 million, primarily due to inclement weather in the first quarter of 2014 and operational issues that continued into the first half of 2014 which adversely impacted product flow and yield at Olin Brass. Adjusted gross profit decreased by $9.3 million primarily due to the aforementioned higher manufacturing conversion costs.
Adjusted selling, general and administrative expenses
Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. We believe that adjusted selling, general and administrative expenses supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted selling, general and administrative expenses represent a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.

Adjusted selling, general and administrative expenses were determined as follows:

	Year Ended December 31,			Amount change:
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total selling, general and administrative expenses	$83.2	$76.9	$110.8	$6.3	$(33.9)
Specified legal / professional expenses	(2.8)	(4.3)	(4.3)	1.5	—
Share-based compensation expense	(4.2)	(1.7)	(1.2)	(2.5)	(0.5)
Restructuring and other business transformation charges	(0.5)	(0.3)	—	(0.2)	(0.3)
Non-cash Halkos profits interest compensation expense (a)	—	—	(29.3)	—	29.3
Management fees (b)	—	—	(4.8)	—	4.8
Depreciation and amortization expense	(1.6)	(2.1)	(1.0)	0.5	(1.1)
Adjusted selling, general and administrative expenses	$74.1	$68.5	$70.2	$5.6	$(1.7)

(a)
Includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Holdings, LLC Executive Equity Incentive Plan to eliminate Halkos’ right to acquire all or a portion of the non-voting membership interests granted to certain members of management. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to members of our management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013.

(b)	Includes a $4.5 million early termination fee, which is equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS through the end of the agreement.
Selling, general and administrative expenses increased by $6.3 million, or 8.2%, in 2015 compared to 2014 primarily due to higher incentive compensation achievement. Adjusted selling, general and administrative expenses increased by $5.6 million, again due to the aforementioned incentive compensation fluctuations.
Selling, general and administrative expenses decreased by $33.9 million, or 30.6%, in 2014 compared to 2013 primarily due to non-cash compensation expense and the early termination fee paid to affiliates of KPS. Adjusted selling, general and administrative expenses decreased by $1.7 million predominantly due to decreased employee compensation and related costs.
Adjusted EBITDA
Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	non-cash losses due to lower of cost or market adjustments to inventory;

•	non-cash gains and losses due to the depletion of a LIFO layer of metal inventory;

•
non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the initial public offering;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	non-cash income accretion related to the Dowa Joint Venture;

•	management fees paid to affiliates of KPS;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
We believe adjusted EBITDA represents a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the segment performance in a way that we believe reflects our core operating performance, and in turn, incentivize members of management and certain employees. For example, we use adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, measures similar to adjusted EBITDA are defined and used in the agreements governing our ABL Facility and our Senior Secured Notes to determine compliance with various financial covenants and tests.
However, our adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. In addition, it has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are that adjusted EBITDA:

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
We compensate for these limitations by using adjusted EBITDA along with other comparative tools, together with US GAAP measurements, to assist in the evaluation of operating performance. Such US GAAP measurements include operating income, net income, cash flows from operations and other cash flow data. We have significant uses of cash, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted EBITDA.
Adjusted EBITDA was determined as follows:

	Year Ended December 31,			Amount change:
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	$31.7	$10.4	$3.9	$21.3
Interest expense	39.1	39.6	39.8	(0.5)	(0.2)
Provision for income taxes	15.9	16.6	22.2	(0.7)	(5.6)
Depreciation expense	13.5	12.2	8.5	1.3	3.7
Amortization expense	0.1	0.1	0.1	—	—
Unrealized (gain) loss on derivative contracts (a)	(0.6)	3.0	(0.2)	(3.6)	3.2
LIFO liquidation loss (gain) (b)	0.1	0.6	(2.0)	(0.5)	2.6
Loss on extinguishment of debt (c)	3.1	—	—	3.1	—
Non-cash accretion of income of Dowa Joint Venture (d)	(0.2)	(0.7)	(0.7)	0.5	—
Non-cash Halkos profits interest compensation expense (e)	—	—	29.3	—	(29.3)
Management fees (f)	—	—	4.8	—	(4.8)
Specified legal / professional expenses (g)	2.8	4.3	4.3	(1.5)	—
Lower of cost or market adjustment to inventory (h)	6.6	0.2	0.3	6.4	(0.1)
Share-based compensation expense (i)	4.2	1.7	1.2	2.5	0.5
Restructuring and other business transformation charges (j)	0.9	0.4	—	0.5	0.4
Adjusted EBITDA	$121.1	$109.7	$118.0	$11.4	$(8.3)

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

(c)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our Senior Secured Notes.

(d)
As a result of the application of purchase accounting in connection with the November 2007 acquisition, no carrying value was initially assigned to our equity investment in our Dowa Joint Venture. This adjustment represents the accretion of equity in our Dowa Joint Venture at the date of the acquisition over a 13-year period (i.e., the estimated useful life of the technology and patents of the joint venture). In 2015, we sold our investment in the Dowa Joint Venture.

(e)	Represents non-cash compensation.

(f)	Represents an early termination fee.

(g)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(h)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(i)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(j)	Restructuring and other business transformation charges in 2015 and 2014 represent severance charges at Olin Brass.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $3.9 million, or 12.3%, in 2015 compared to 2014 mainly due to an increase in gross profit and the gain on sale of our share in the Dowa Joint Venture, partially offset by an increase in selling, general and administrative expenses and the loss on extinguishment of debt, as described elsewhere in this report.
Adjusted EBITDA increased by $11.4 million, or 10.4%, in 2015 compared to 2014 due to decreased manufacturing conversion costs of $11.2 million and the gain on the sale of our investment in joint venture of $6.3 million, partially offset by an increase of $5.3 million in employee compensation and related costs.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $21.3 million in 2014 compared to 2013 due to a decrease in non-cash Halkos profits interest compensation expense, management fees and the provision for income taxes, partially offset by a decrease in gross profit, as described elsewhere in this report.
Adjusted EBITDA decreased by $8.3 million, or 7.0%, in 2014 compared to 2013, predominately due to higher manufacturing conversion costs of $8.4 million primarily due to inclement weather in the first quarter of 2014 and operational issues at Olin Brass that continued through the first half of 2014.
Adjusted diluted earnings per common share
Adjusted diluted earnings per common share is defined as diluted income per common share adjusted to remove the after-tax impact of the add backs to EBITDA in calculating adjusted EBITDA. We believe that adjusted diluted earnings per common share supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. Adjusted diluted earnings per common share may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by US GAAP.
Adjusted diluted earnings per common share was determined as follows:

	Year Ended December 31,			Amount change:
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share, as reported	$1.66	$1.49	$0.49	$0.17	$1.00
Non-cash Halkos profits interest compensation expense	—	—	1.39	—	(1.39)
Management fees	—	—	0.14	—	(0.14)
Unrealized (gain) loss on derivative contracts	(0.02)	0.08	—	(0.10)	0.08
Loss on extinguishment of debt	0.10	—	—	0.10	—
Non-cash accretion of income of Dowa Joint Venture	—	(0.02)	(0.02)	0.02	—
Specified legal / professional expenses	0.10	0.13	0.13	(0.03)	—
Lower of cost or market adjustment to inventory	0.21	0.01	0.01	0.20	—
Loss (gain) on LIFO layer depletion	—	0.02	(0.06)	(0.02)	0.08
Share-based compensation expense	0.13	0.05	0.04	0.08	0.01
Restructuring and other business transformation charges	0.02	0.01	—	0.01	0.01
Adjusted diluted earnings per common share (a)	$2.20	$1.77	$2.12	$0.43	$(0.35)

(a)	The non-cash profits interest compensation expense assumed no tax benefits. All remaining adjustments include a tax effect.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014.

	Year ended December 31,				Change: 2015 vs. 2014
(in millions)	2015	% of Net Sales	2014	% of Net Sales	Amount	Percent
Net sales	$1,506.2	100.0%	$1,711.4	100.0%	$(205.2)	(12.0)%
Cost of sales	(1,335.9)	88.7%	(1,546.8)	90.4%	210.9	(13.6)%
Gross profit	170.3	11.3%	164.6	9.6%	5.7	3.5%
Selling, general and administrative expenses	(83.2)	5.5%	(76.9)	4.5%	(6.3)	8.2%
Operating income	87.1	5.8%	87.7	5.1%	(0.6)	(0.7)%
Interest expense	(39.1)	2.6%	(39.6)	2.3%	0.5	(1.3)%
Loss on extinguishment of debt	(3.1)	0.2%	—	—%	(3.1)	N/A
Gain on sale of investment in joint venture	6.3	0.4%	—	—%	6.3	N/A
Other income (expense), net	0.2	—%	(0.5)	—%	0.7	(140.0)%
Income before provision for income taxes and equity income	51.4	3.4%	47.6	2.8%	3.8	8.0%
Provision for income taxes	(15.9)	1.1%	(16.6)	1.0%	0.7	(4.2)%
Income before equity income	35.5	2.4%	31.0	1.8%	4.5	14.5%
Equity income, net of tax	0.3	—%	1.1	0.1%	(0.8)	(72.7)%
Net income	35.8	2.4%	32.1	1.9%	3.7	11.5%
Net income attributable to noncontrolling interest	(0.2)	—%	(0.4)	—%	0.2	(50.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	2.4%	$31.7	1.9%	$3.9	12.3%
Adjusted EBITDA (a)	$121.1	8.0%	$109.7	6.4%	$11.4	10.4%
________________________
(a)See “Changes in Certain GAAP and Non-GAAP Measures—Adjusted EBITDA.”
N/A - not applicable
The following discussions present an analysis of our results of operations for 2015 as compared to 2014. See “Changes in Certain GAAP and Non-GAAP Measures” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $0.5 million primarily due to lower average principal borrowings on our debt facilities of $373.8 million in 2015 as compared to $382.0 million in 2014. The lower average borrowings are mainly the result of our purchasing $29.7 million of our Senior Secured Notes in the open market during 2015.

The following table summarizes the components of interest expense:

	Year Ended December 31,		Amount change:
(in millions)	2015	2014	2015 vs. 2014
Interest on principal	$35.5	$36.1	$(0.6)
Amortization of debt issuance costs	2.8	2.7	0.1
Capitalized interest	(0.2)	(0.2)	—
Other borrowing costs (a)	1.0	1.0	—
Total interest expense	$39.1	$39.6	$(0.5)
________________________
(a)Includes fees related to letters of credit and unused line of credit fees.
Loss on extinguishment of debt
In 2015, we purchased $29.7 million principal amount of our Senior Secured Notes in the open market for an aggregate price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
Our provision for income taxes decreased by $0.7 million, or 4.2%, and the effective income tax rate decreased from 34.9% to 30.9%. The effective tax rate declined predominantly due to a reduction in the valuation allowance based on our increase in foreign source income, which was attributable to the gain on the sale of our joint venture investment in 2015, as well as the reduction of interest expense in 2016 and beyond.

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014.

	Year Ended December 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	260.0	269.1	(9.1)	(3.4)%
Chase Brass	218.9	221.3	(2.4)	(1.1)%
A.J. Oster	73.1	68.7	4.4	6.4%
Corporate (b)	(40.1)	(38.7)	(1.4)	(3.6)%
Total	511.9	520.4	(8.5)	(1.6)%
Net sales
Olin Brass	$721.9	$847.8	$(125.9)	(14.9)%
Chase Brass	544.1	603.7	(59.6)	(9.9)%
A.J. Oster	293.3	313.9	(20.6)	(6.6)%
Corporate (b)	(53.1)	(54.0)	0.9	1.7%
Total	$1,506.2	$1,711.4	$(205.2)	(12.0)%
Adjusted EBITDA
Olin Brass	$48.3	$36.9	$11.4	30.9%
Chase Brass	68.9	69.2	(0.3)	(0.4)%
A.J. Oster	15.8	16.2	(0.4)	(2.5)%
Total adjusted EBITDA of operating segments	$133.0	$122.3	$10.7	8.7%
________________________
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Amounts represent intercompany eliminations.
See Note 4, “Segment Information,” of our audited consolidated financial statements, which are included elsewhere in this annual report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2015 as compared to 2014. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales decreased by $125.9 million predominately due to a $113.7 million decline in the metal cost recovery component. The majority of that decline, approximately $100.0 million, is due to lower sales of unprocessed metals and decreased metal prices.
Adjusted sales decreased by $12.2 million primarily due to lower volume, which accounted for $11.1 million of the decline. Volume decreased due to lower munitions demand partially offset by increased coinage volume resulting from an overall increase in demand, as well as due to the U.S. Mint replenishing coin inventories which had become too low.
Adjusted EBITDA increased by $11.4 million, the primary drivers of which were a decrease in manufacturing conversion costs resulting from improvements in productivity, yield, and cost controls and selling price increases due to complexity of product, partially offset by the negative effect of decreased volume and increased employee compensation and related costs.
Chase Brass
Net sales decreased by $59.6 million primarily due to a decline in the metal cost recovery component, which included a decrease of $5.2 million due to lower volume and $55.1 million due to decreased metal prices.

Adjusted sales increased by $0.6 million, which was the result of favorable price and product mix fluctuations of $2.0 million partially offset by decreased volume of $1.4 million. Volume in the building and housing market increased, while volumes decreased in the transportation, electronics / electrical components and industrial machinery and equipment markets.
Adjusted EBITDA decreased by $0.3 million as the $0.6 million increase in adjusted sales was not large enough to offset the increase in manufacturing and increased adjusted selling, general and administrative expenses.
A.J. Oster
Net sales decreased by $20.6 million, due to a decrease in the metal cost recovery component, which included a decline of $34.5 million as a result of decreased metal prices, partially offset by an increase in volume of $12.1 million.
Adjusted sales increased by $1.9 million due to higher volume, which had a favorable impact of $7.8 million, partially offset by unfavorable product mix fluctuations of $5.9 million due to less sales of high performance alloys. Volume increased by 4.4 million pounds, or 6.4%, due to A.J. Oster’s success in achieving its commercial growth initiatives, especially in the electronics / electrical components market and in miscellaneous stamping.
Adjusted EBITDA decreased by $0.4 million, which was primarily due to unfavorable product mix fluctuations and increased supply costs from Olin Brass. The decrease was partially offset by increased volume and decreased manufacturing conversion costs.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013.

	Year ended December 31,				Change: 2014 vs. 2013
(in millions)	2014	% of Net Sales	2013	% of Net Sales	Amount	Percent
Net sales	$1,711.4	100.0%	$1,758.5	100.0%	$(47.1)	(2.7)%
Cost of sales	(1,546.8)	90.4%	(1,576.2)	89.6%	29.4	(1.9)%
Gross profit	164.6	9.6%	182.3	10.4%	(17.7)	(9.7)%
Selling, general and administrative expenses (a)	(76.9)	4.5%	(110.8)	6.3%	33.9	(30.6)%
Operating income	87.7	5.1%	71.5	4.1%	16.2	22.7%
Interest expense	(39.6)	2.3%	(39.8)	2.3%	0.2	(0.5)%
Other expense, net	(0.5)	—%	(0.3)	—%	(0.2)	66.7%
Income before provision for income taxes and equity income	47.6	2.8%	31.4	1.8%	16.2	51.6%
Provision for income taxes	(16.6)	1.0%	(22.2)	1.3%	5.6	(25.2)%
Income before equity income	31.0	1.8%	9.2	0.5%	21.8	237.0%
Equity income, net of tax	1.1	0.1%	1.5	0.1%	(0.4)	(26.7)%
Net income	32.1	1.9%	10.7	0.6%	21.4	200.0%
Net income attributable to noncontrolling interest	(0.4)	—%	(0.3)	—%	(0.1)	33.3%
Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	1.9%	$10.4	0.6%	$21.3	204.8%
Adjusted EBITDA (b)	$109.7	6.4%	$118.0	6.7%	$(8.3)	(7.0)%
 ________________________
(a)The 2013 amount includes $29.3 million of non-cash profits interest compensation expense. There was no such non-cash profits interest compensation expense in 2014.
(b)See “Changes in Certain GAAP and Non-GAAP Measures—Adjusted EBITDA.”
The following discussions present an analysis of our results of operations for 2014 as compared to 2013. See “Changes in Certain GAAP and Non-GAAP Measures” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Interest expense
The following table summarizes the components of interest expense:

	Year Ended December 31,		Amount change:
(in millions)	2014	2013	2014 vs. 2013
Interest on principal	$36.1	$36.5	$(0.4)
Amortization of debt issuance costs	2.7	2.5	0.2
Capitalized interest	(0.2)	(0.1)	(0.1)
Other borrowing costs (a)	1.0	0.9	0.1
Interest expense	$39.6	$39.8	$(0.2)
________________________
(a)Includes fees related to letters of credit and unused line of credit fees.
Provision for income taxes
The change in the provision for income taxes was primarily due to lower taxable income even though pre-tax income in 2013 includes $29.3 million of non-cash profits interest compensation expense because that expense is non-deductible for tax purposes. Our effective tax rate decreased to 34.9% from 70.7% due largely to this non-deductible non-cash profits interest compensation expense.
Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

	Year Ended December 31,		Change: 2014 vs. 2013
(in millions)	2014	2013	Amount	Percent
Pounds shipped (a)
Olin Brass	269.1	279.4	(10.3)	(3.7)%
Chase Brass	221.3	216.0	5.3	2.5%
A.J. Oster	68.7	66.9	1.8	2.7%
Corporate (b)	(38.7)	(39.3)	0.6	1.5%
Total	520.4	523.0	(2.6)	(0.5)%
Net Sales
Olin Brass	$847.8	$874.1	$(26.3)	(3.0)%
Chase Brass	603.7	622.0	(18.3)	(2.9)%
A.J. Oster	313.9	316.2	(2.3)	(0.7)%
Corporate (b)	(54.0)	(53.8)	(0.2)	(0.4)%
Total	$1,711.4	$1,758.5	$(47.1)	(2.7)%
Adjusted EBITDA
Olin Brass	$36.9	$48.3	$(11.4)	(23.6)%
Chase Brass	69.2	67.2	2.0	3.0%
A.J. Oster	16.2	16.9	(0.7)	(4.1)%
Total adjusted EBITDA of operating segments	$122.3	$132.4	$(10.1)	(7.6)%
________________________
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Amounts represent intercompany eliminations.

See Note 4, “Segment Information,” of our audited consolidated financial statements, which are included elsewhere in this annual report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2014 as compared to 2013. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Olin Brass net sales decreased by $26.3 million, or 3.0%, almost entirely due to lower volume.
Volume decreased by 10.3 million pounds, primarily the result of lower demand in the munitions market as well as the electronics / electrical components market. Lower demand in the munitions market was attributable to destocking throughout the supply chain, as well as due to the reduced demand following an unprecedented peak in demand in 2013. The decrease in demand was partially offset by higher demand in the automotive and coinage markets.
Adjusted EBITDA of Olin Brass decreased by $11.4 million, due primarily to higher manufacturing conversion costs resulting from inclement weather in the first quarter of 2014, operational issues that continued into the first half of 2014 which adversely impacted product flow and yield, lower volume and a shift in product mix.
Chase Brass
Chase Brass net sales decreased by $18.3 million, or 2.9%, due primarily to lower metal prices of $33.8 million, which was partially offset by increased volume.
The increase in volume was attributable to higher demand in the building and housing and transportation markets. These increases were partially offset by lower demand in the electronics / electrical components market resulting primarily from a customer sourcing their finished products offshore, which negatively impacted demand for brass rod in this market.
Adjusted EBITDA of Chase Brass increased by $2.0 million due to the aforementioned increase in volume.
A.J. Oster
A. J. Oster net sales decreased by $2.3 million, or 0.7%, due primarily to lower metal prices of $11.0 million, partially offset by increased volume.
Volume increased by 1.8 million pounds, or 2.7%, which was primarily the result of increased demand in the automotive and building and housing markets partially offset by lower demand in the electronics / electrical components market.
Adjusted EBITDA of A.J. Oster decreased by $0.7 million. The decrease was due primarily to increased employee compensation and related costs and higher prices on purchases from Olin Brass, which resulted in higher conversion costs, partially offset by increased volume.
Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain accounts within our consolidated balance sheet as of December 31, 2015 as compared to the amounts as of December 31, 2014. These discussions should be read in conjunction with the accompanying audited consolidated financial statements and the notes thereto.
Cash increased by $38.9 million primarily due to earnings generated in the last year and working capital improvements, partially offset by capital expenditures and purchases of Senior Secured Notes.
Accounts receivable decreased by $32.7 million, which is primarily due to the impact of decreased metal prices on accounts receivable.
Inventory decreased by $12.7 million primarily due to the $6.6 million non-cash, lower of cost or market adjustments on domestic non-copper metal inventory.
Accounts payable decreased by $11.5 million, which is mostly attributable to the impact of decreased metal prices on accounts payable.
Our non-current portion of debt decreased by $28.4 million, reflective of our open market purchase of $29.7 million of principal amount of Senior Secured Notes.

Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital, operating expenses, service our debt and make capital expenditures. Historically, our primary sources of short-term liquidity and long-term liquidity have been cash flow from operations and borrowings under our ABL Facility. Holdings derives all of its cash flow from its subsidiaries, including GBC, and receives dividends, distributions and other payments from them to generate the funds necessary to meet its financial obligations. However, Holdings is a holding company with no operations, no employees and no assets other than its investment in GBC. All of our operations are conducted at GBC and its subsidiaries. GBC is also the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness.
The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders under certain restrictions. As of December 31, 2015, all of the net assets of the subsidiaries are restricted except for $79.8 million, which are permitted for dividend distributions under the Indenture.
We do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service and capital investment obligations for the foreseeable future, including costs that we may incur in connection with our growth strategy.
Capital improvements and replacement costs account for the majority of our capital expenditures, which we expect to be in line with our historical spend over the foreseeable future.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and should be read in conjunction with our consolidated statements of cash flows in our audited consolidated financial statements included elsewhere in this annual report.

Cash Flow Analysis	Year Ended December 31,			Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$88.8	$64.5	$28.0	$24.3	$36.5
Net cash used in investing activities	$(13.3)	$(22.3)	$(26.0)	$9.0	$3.7
Net cash used in financing activities	$(36.7)	$(9.0)	$(4.9)	$(27.7)	$(4.1)
Cash flows from operating activities
Net cash provided by operating activities increased by $24.3 million in 2015 as compared to 2014 due primarily to the impact of decreased metal prices on working capital, the utilization in 2015 of the overpayment of taxes that occurred in 2014 and a decrease in incentive compensation payments in 2015.
Net cash provided by operating activities increased by $36.5 million in 2014 as compared to 2013, also due primarily to working capital improvements, of which $26.0 million relates primarily to improved accounts receivable collections (improvement of four days in days sales outstanding) and $17.6 million relates to improved inventory management.
Cash flows from investing activities
Our cash flows from investing activities in 2015 benefited from $8.0 million in proceeds from the sale of our investment in the Dowa Joint Venture and from lower capital expenditures compared to 2014 and 2013.

Cash flows from financing activities
Net cash used in financing activities was $36.7 million as compared to $9.0 million and $4.9 million in 2014 and 2013, respectively. The change in net cash flows from financing activities in 2015 compared to the prior years is primarily attributed to $32.2 million of cash used to purchase Senior Secured Notes in the open market in 2015.
Outstanding Indebtedness
Our long-term debt outstanding was $343.1 million at December 31, 2015 and $371.4 million at December 31, 2014, inclusive of the current portions.
The ABL Facility
Our borrowing base is equal to a percentage of receivables and inventories less reserves. In the event of increased commodity prices as indicated by the terms of the ABL Facility agreement, we may request, but the lenders are not obligated to, increase the maximum borrowings available up to $250.0 million. At any time, if the amount outstanding under the ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings. As of December 31, 2015, we had $196.9 million available for borrowing under the ABL Facility.
We may elect to receive advances under the ABL Facility in the form of either prime rate advances or LIBOR rate advances, as defined by the agreement governing the ABL Facility. The unused portion under the ABL Facility determines the applicable spread added to the LIBOR rate. As of December 31, 2015 and December 31, 2014, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.25%.
The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of December 31, 2015, we were in compliance with all such covenants.
Senior Secured Notes
On June 1, 2012, GBC issued $375.0 million in aggregate principal amount of 9.50% Senior Secured Notes that mature on June 1, 2019 and accrue interest at the rate of 9.50% per annum. Interest is paid semiannually in arrears on June 1 and December 1.The Senior Secured Notes are guaranteed by Holdings, and substantially all of GBC’s existing and future U.S. subsidiaries. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure the ABL Facility on a senior-priority basis).
The indenture governing the Senior Secured Notes contains certain covenants, obligations and restrictions that are customary in these types of indebtedness. We are in compliance with all covenants relating to the Senior Secured Notes as of December 31, 2015.
Debt Purchase Authorization
In 2015, our Board of Directors authorized the purchase, subject to market conditions and other factors, of up to $100 million of our Senior Secured Notes in the open market or privately negotiated transactions. In 2015, we purchased in the open market $29.7 million of principal amount of our Senior Secured Notes for an aggregate purchase price of $32.2 million.  Subsequent to December 31, 2015, we purchased in the open market $31.0 million of principal amount of our Senior Secured Notes for an aggregate purchase price of $32.9 million.  The unused balance of this authorization is approximately $35.0 million.

Contractual Obligations
The following table illustrates our contractual commitments as of December 31, 2015:

Contractual commitments
(in millions)	2016	2017	2018	2019	2020	Beyond	Total
Senior Secured Notes—Principal (a)	$—	$—	$—	$345.3	$—	$—	$345.3
Senior Secured Notes—Interest (a)	32.8	32.8	32.8	16.4	—	—	114.8
Capital Lease Obligation (b)	1.5	1.5	1.6	1.0	—	—	5.6
Purchase Obligations	134.0	3.1	2.9	0.7	—	—	140.7
IAM National Pension Fund	4.0	3.4	—	—	—	—	7.4
Leases	2.4	1.9	1.5	0.6	0.2	0.2	6.8
Total	$174.7	$42.7	$38.8	$364.0	$0.2	$0.2	$620.6

(a)
Reflects future obligations based on the outstanding Senior Secured Notes as of December 31, 2015; however, subsequent to year-end, we purchased additional Senior Secured Notes in the open market. These purchases result in the shift of contractual commitments of $31.0 million for principal payments from 2019 to 2016 and a reduction in the interest payments (approximately $2.9 million of lower annualized interest payments) in 2016 and beyond. See further discussion in Note 11, “Financing.”

(b)	Represents principal and interest portion of capital lease obligation.
We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or London Metal Exchange (“LME”) prices at the time of delivery, market metal prices as of December 31, 2015, as well as energy and utility prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.
We participate in a multi-employer pension plan under the collective bargaining agreement that covers the East Alton, Illinois operations of our Olin Brass segment and the Alliance, Ohio operations of our A.J. Oster segment. These collective bargaining agreements obligate us to contribute to the union’s pension plan at a rate per eligible hour per covered employee as specified in the agreement. The contributions to the multi-employer plan are a function of employment levels and eligible work hours. As a result, actual amounts may vary from the amounts shown above.

The ABL Facility bears interest at variable rates, and the outstanding amounts under the ABL Facility will vary from time to time, so estimating future interest and principal payments under the ABL Facility is not practicable. The ABL Facility matures on June 1, 2017.
At December 31, 2015, we had a liability for uncertain tax positions, including interest and penalties, of $25.2 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.

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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and various disclosures. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changes in circumstances and conditions.
The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this annual report. There have been no significant changes to our critical accounting policies or estimates for the year ended December 31, 2015.
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
We defer the revenue from the sales of the unprocessed metal to toll customers (and the corresponding deferred expense for the sales) until the finished product has been shipped. The deferred revenue is recorded within accrued liabilities and the related deferred expense is recorded within prepaid expenses and other current assets on the consolidated balance sheets.

Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at both December 31, 2015 and 2014.
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
In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2015, we did not hold assets or liabilities requiring a Level 3 measurement, and there were no transfers between the hierarchy levels during 2015 or 2014. We do not use hedge accounting for our derivative contracts. All gains and losses are recorded as cost of sales in the consolidated statements of operations as these contracts are marked to market each period.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, which are included elsewhere in this annual report.
Inflation and Seasonality
We experience effects of inflation on input costs, such as wages, medical benefits, natural gas, electricity, plating and other key inputs. We may not be able to offset fully the impact of inflation on these input costs or energy costs through price increases, productivity improvements or cost reduction programs.
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
The following tables set forth the impact of a 10% price change on our hedging positions as of December 31, 2015 and December 31, 2014, respectively.

(in millions)
December 31, 2015	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$18.2	$17.1	$(1.1)	$1.7
Natural Gas	1.7	1.3	(0.4)	0.1
Electricity	2.6	2.7	0.1	0.3
Totals	$22.5	$21.1	$(1.4)	$2.1

December 31, 2014	Notional value	Fair value	Unrealized losses	Impact of 10% price change on fair value
Metals	$13.4	$12.5	$(0.9)	$1.3
Natural Gas	2.6	1.9	(0.7)	0.2
Electricity	5.9	5.5	(0.4)	0.6
Totals	$21.9	$19.9	$(2.0)	$2.1
Commodity Prices
In the ordinary course of business, we are exposed to earnings and cash flow volatility resulting from fluctuations in metal, energy and utility costs. We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. Despite this, we must bear the cost of any shrinkage during production, which may increase the volatility of our results of operations. We also use derivative contracts to reduce uncertainty and volatility in energy and utility costs.
Interest Rates
We are exposed to volatility in interest rates and expense under the terms of our credit agreement. Interest rates under the ABL Facility are comprised of a base rate and margin. The ABL Facility provides the option of a LIBOR or prime base rate. While we had less than $0.1 million outstanding under the ABL Facility as of December 31, 2015, if and when we borrow under the ABL Facility and assuming interest rates rise, our debt service obligations on variable rate debt would increase even though the amount borrowed would not increase.
Foreign Exchange
We have international operations that accounted for approximately 6% of our net sales in 2015. The functional currency of our operating subsidiaries is the related local currency, and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2015, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.7 million. Gains or losses from currency translation primarily relate to our equity investment in the Dowa Joint Venture (prior to its disposition in April 2015) and to our operations in China (Olin Luotong Metals) and Mexico (A.J. Oster Mexico).
We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. We do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2015, foreign currency transaction gains and losses resulted in an increase of income before provision for income taxes and equity income of approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Brass and Copper Holdings, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Global Brass and Copper Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs and deferred income taxes in 2015.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 9, 2016

Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets

	As of
(in millions, except share and par value data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$83.5	$44.6
Accounts receivable (net of allowance of $1.2 and $1.0 at December 31, 2015 and December 31, 2014, respectively)	119.6	152.3
Inventories	176.3	189.0
Prepaid expenses and other current assets	17.4	26.2
Income tax receivable	2.4	8.3
Total current assets	399.2	420.4
Property, plant and equipment, net	111.1	103.5
Investment in joint venture	—	2.0
Goodwill	4.4	4.4
Intangible assets, net	0.5	0.6
Deferred income taxes	38.0	30.1
Other noncurrent assets	4.0	5.3
Total assets	$557.2	$566.3
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$1.1	$1.0
Accounts payable	71.0	82.5
Accrued liabilities	53.9	57.3
Accrued interest	3.0	3.2
Income tax payable	0.2	0.5
Total current liabilities	129.2	144.5
Noncurrent portion of debt	342.0	370.4
Other noncurrent liabilities	25.3	25.4
Total liabilities	496.5	540.3
Commitments and contingencies (Note 16)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,553,883 and 21,369,407 shares issued at December 31, 2015 and December 31, 2014, respectively	0.2	0.2
Additional paid-in capital	36.9	32.5
Retained earnings (accumulated deficit)	22.3	(10.1)
Treasury stock - 46,729 and 29,200 shares at December 31, 2015 and December 31, 2014, respectively	(0.7)	(0.4)
Accumulated other comprehensive loss	(2.3)	(0.6)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	56.4	21.6
Noncontrolling interest	4.3	4.4
Total equity	60.7	26.0
Total liabilities and equity	$557.2	$566.3
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Net sales	$1,506.2	$1,711.4	$1,758.5
Cost of sales	(1,335.9)	(1,546.8)	(1,576.2)
Gross profit	170.3	164.6	182.3
Selling, general and administrative expenses (a)	(83.2)	(76.9)	(110.8)
Operating income	87.1	87.7	71.5
Interest expense	(39.1)	(39.6)	(39.8)
Loss on extinguishment of debt	(3.1)	—	—
Gain on sale of investment in joint venture	6.3	—	—
Other income (expense), net	0.2	(0.5)	(0.3)
Income before provision for income taxes and equity income	51.4	47.6	31.4
Provision for income taxes	(15.9)	(16.6)	(22.2)
Income before equity income	35.5	31.0	9.2
Equity income, net of tax	0.3	1.1	1.5
Net income	35.8	32.1	10.7
Net income attributable to noncontrolling interest	(0.2)	(0.4)	(0.3)
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	$31.7	$10.4
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.67	$1.50	$0.49
Diluted	$1.66	$1.49	$0.49
Weighted average common shares outstanding:
Basic	21.3	21.2	21.1
Diluted	21.4	21.3	21.2
Dividends declared per common share	$0.1500	$0.1500	$0.0375
(a) 2013 includes non-cash profits interest compensation expense of $29.3 million.

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income	$35.8	$32.1	$10.7
Other comprehensive loss:
Foreign currency translation adjustment	(2.5)	(1.7)	(1.5)
Income tax benefit on foreign currency translation adjustment	0.7	0.6	0.6
Comprehensive income	34.0	31.0	9.8
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.4)	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$33.9	$30.6	$9.4
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity / (Deficit)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive (loss) income	Receivable from stockholder	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)
Balance at December 31, 2012	21,110,000	$0.2	$—	$(48.2)	$—	$1.5	$(4.9)	$(51.4)	$3.6	$(47.8)
Profits interest compensation	—	—	29.3	—	—	—	—	29.3	—	29.3
Share-based compensation	141,486	—	1.2	—	—	—	—	1.2	—	1.2
Payment from stockholder	—	—	—	—	—	—	4.9	4.9	—	4.9
Dividends declared	—	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)
Net income	—	—	—	10.4	—	—	—	10.4	0.3	10.7
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(1.0)	—	(1.0)	0.1	(0.9)
Balance at December 31, 2013	21,251,486	$0.2	$30.5	$(38.6)	$—	$0.5	$—	$(7.4)	$4.0	$(3.4)
Share-based compensation	106,316	—	1.7	—	—	—	—	1.7	—	1.7
Exercise of stock options	11,605	—	0.1	—	—	—	—	0.1	—	0.1
Share repurchases	(29,200)	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	—	0.2	—	—	—	—	0.2	—	0.2
Dividends declared	—	—	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Net income	—	—	—	31.7	—	—	—	31.7	0.4	32.1
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$—	$21.6	$4.4	$26.0
Share-based compensation	172,678	—	4.2	—	—	—	—	4.2	—	4.2
Exercise of stock options	11,798	—	0.1	—	—	—	—	0.1	—	0.1
Share repurchases	(17,529)	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	35.6	—	—	—	35.6	0.2	35.8
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	—	(1.7)	(0.1)	(1.8)
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$—	$56.4	$4.3	$60.7
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities
Net income	$35.8	$32.1	$10.7
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	6.6	0.2	0.3
Unrealized (gain) loss on derivatives	(0.6)	3.0	(0.2)
Depreciation	13.5	12.2	8.5
Amortization of intangible assets	0.1	0.1	0.1
Amortization of debt issuance costs	2.8	2.7	2.5
Loss on extinguishment of debt	3.1	—	—
Profits interest compensation expense	—	—	29.3
Share-based compensation expense	4.2	1.7	1.2
Excess tax benefit from share-based compensation	(0.1)	(0.2)	—
Provision for bad debts, net of reductions	0.3	—	(0.2)
Deferred income taxes	(7.3)	6.4	2.1
Loss on disposal of property, plant and equipment	0.4	—	—
Gain on sale of investment in joint venture	(6.3)	—	—
Equity earnings, net of distributions	0.1	(0.7)	(1.0)
Change in assets and liabilities:
Accounts receivable	31.4	18.9	(7.1)
Inventories	4.8	0.9	(16.7)
Prepaid expenses and other current assets	9.3	(7.0)	(9.7)
Accounts payable	(11.6)	(2.3)	4.5
Accrued liabilities	(3.5)	1.3	7.4
Accrued interest	(0.2)	(0.1)	—
Income taxes, net	5.7	(3.8)	(2.7)
Other, net	0.3	(0.9)	(1.0)
Net cash provided by operating activities	88.8	64.5	28.0
Cash flows from investing activities
Capital expenditures	(21.4)	(23.4)	(26.2)
Proceeds from sale of property, plant and equipment	0.1	1.1	0.2
Proceeds from sale of investment in joint venture	8.0	—	—
Net cash used in investing activities	(13.3)	(22.3)	(26.0)
Cash flows from financing activities
Borrowings on ABL Facility	1.2	248.4	420.8
Payments on ABL Facility	(1.2)	(253.9)	(429.8)
Purchases of Senior Secured Notes	(29.7)	—	—
Premium payment on partial extinguishment of debt	(2.5)	—	—
Principal payments under capital lease obligation	(1.0)	(0.2)	—
Dividends paid	(3.2)	(3.2)	(0.8)
Distribution to noncontrolling interest owner	(0.2)	—	—
Proceeds from exercise of stock options	0.1	0.1	—
Excess tax benefit from share-based compensation	0.1	0.2	—
Share repurchases	(0.3)	(0.4)	—
Net payment from stockholder	—	—	4.9
Net cash used in financing activities	(36.7)	(9.0)	(4.9)
Effect of foreign currency exchange rates	0.1	0.6	(0.2)
Net increase (decrease) in cash	38.9	33.8	(3.1)
Cash at beginning of period	44.6	10.8	13.9
Cash at end of period	$83.5	$44.6	$10.8
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$4.3	$4.1	$4.7
Acquisition of equipment under capital lease obligation	$—	$6.0	$—
Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest, net of amount capitalized	$36.5	$37.0	$37.3
Income taxes, net of refunds	$17.5	$14.4	$22.9
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

1. Organization and Formation of the Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 through the acquisition of the worldwide metals business from Olin Corporation. In 2013, we completed our initial public offering and the shares of common stock began trading on the New York Stock Exchange on May 23, 2013 under the ticker symbol “BRSS.”
GBC is a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products in North America. We are operated and managed through three distinct divisions which are also our reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”). We also have a Corporate entity which includes certain administrative costs and expenses and the elimination of intercompany balances.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and our majority-owned subsidiaries, in which we hold a controlling interest. All intercompany accounts and transactions are eliminated in consolidation. We use the equity method to account for investments in affiliated companies that are 20% to 50% owned, and in cases where we do not hold a controlling voting interest and do not direct the matters that most significantly impact the investee’s operations.
We own an 80% interest in Olin Luotong (GZ) Corporation (“Olin Luotong Metals” or “OLM”), based in China, and Olin Luotong Metals’ financial information is consolidated herein, with the net results attributable to the 20% noncontrolling interest reflected in the accompanying consolidated financial statements.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting period. Actual amounts could differ from those estimates.
Reclassifications

As discussed further below in “Recently Issued and Recently Adopted Accounting Pronouncements”, we elected to early adopt ASU 2015-3 and ASU 2015-17, as defined below, and we have applied the requirements retrospectively to all periods presented in the consolidated balance sheets. A summary of the reclassifications in the consolidated balance sheet as of December 31, 2014 is as follows:

	Year Ended December 31, 2014
(in millions)	As previously reported	Adjustment	As Revised
Current deferred income tax asset	$30.1	$(30.1)	$—
Total current assets	450.5	(30.1)	420.4
Noncurrent deferred income tax asset	0.8	29.3	30.1
Other noncurrent assets	14.7	(9.4)	5.3
Total assets	576.5	(10.2)	566.3
Noncurrent portion of debt	379.8	(9.4)	370.4
Noncurrent deferred income tax liability	0.8	(0.8)	—
Total liabilities	550.5	(10.2)	540.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily consists of trade receivables for amounts billed to customers for products sold and other receivables. The determination of collectibility of our accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate allowance needed for doubtful accounts. In circumstances where we are aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), we record an allowance for bad debts equal to the amount we believe is not collectible. For all other customers, we recognize allowances for bad debts based on historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the estimate of the allowance could change by a material amount. Accounts are written off once deemed to be uncollectible.
Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of metal costs. The metals component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 70% of total inventory at both December 31, 2015 and 2014. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. In addition to the cost of material, finished goods inventory includes costs for depreciation, utilities, consumable production supplies, maintenance, production wages and transportation.
Inventories are stated at the lower of cost or market. The market price of metals used in production and related scrap is subject to volatility. We evaluate the need to record adjustments for inventory on a regular basis. During periods when open market prices decline below carrying value, we record a provision to reduce the carrying value of inventory. Additionally, we record an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment, which includes the depreciation of assets under capital leases, is computed using the straight-line method based on the estimated useful lives of the assets as they are placed into service. Property, plant and equipment are generally depreciated over the useful lives, which are detailed in the notes to the accompanying consolidated financial statements. Depreciation expense is recorded in cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset.
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
We review property, plant and equipment for impairment when a change in events or circumstances indicates that the carrying value of the assets may not be recoverable. We determine the fair value of our asset group through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We utilized the qualitative goodwill evaluation model for our annual goodwill impairment test conducted as of October 31, 2015. Based on the results of that qualitative assessment, we believe it was more likely than not that the fair value of the reporting units exceeded their carrying values as of October 31, 2015, indicating no impairment of goodwill.
Intangible Assets
Definite-lived intangible assets are recorded at fair value under the purchase method of accounting as of the respective acquisition dates and are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets is reflected in selling, general and administrative expenses. Identifiable definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. We do not have any indefinite-lived intangible assets as of December 31, 2015 and 2014. Accumulated amortization was $1.2 million and $1.1 million as of December 31, 2015 and December 31, 2014, respectively.  Annual amortization expense is expected to be $0.1 million for each of the next five years.
Deferred Financing Fees
Deferred financing fees incurred in connection with the issuance of debt are amortized as non-cash interest expense over the terms of the debt agreements. The unamortized balances of deferred financing fees incurred in connection with the issuance of the Senior Secured Notes and the ABL facility, as defined in Note 11, “Financing,” are presented in noncurrent portion of debt and other noncurrent assets in the consolidated balance sheets, respectively.
Deferred financing fees incurred in connection with the issuance of the Senior Secured Notes, as defined in Note 11, “Financing,” are amortized using the effective interest method over the term of the Senior Secured Notes. Deferred financing fees incurred in connection with the issuance of the ABL Facility are amortized on a straight-line basis over the term of the ABL Facility.
Derivative Contracts
Our operating activities expose us to a variety of market risks, including risks related to the effects of commodity prices and interest rates. We monitor and manage these financial exposures as an integral part of our overall risk-management program. We do not enter into derivative contracts for speculation purposes where the objective is to generate profits. We have not applied hedge accounting to our derivative contracts in 2015, 2014 or 2013. We include the fair value of the derivative contracts as assets or liabilities in our consolidated balance sheet and recognize all amounts paid and received and changes in fair value of derivative contracts, including unrealized gains and losses, as adjustments to income in the accompanying consolidated statements of operations.
Treasury Stock
Our Board of Directors has not enacted a program to purchase our common stock in the open market. However, management periodically purchases shares of our common stock from employees as part of equity-based compensation programs. These repurchases are reflected at cost within treasury stock in the consolidated balance sheets.
Revenue Recognition
We recognize revenue when title and risk of loss are transferred to customers, which is generally the date products are shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Such rebates were not material for 2015, 2014 or 2013. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected in cost of sales in the accompanying consolidated statements of operations.
In connection with sales of unprocessed metal to toll customers, we record deferred expense and deferred revenue in prepaid expenses and other current assets and in accrued liabilities, respectively, in the consolidated balance sheets. The unprocessed metal is held for the account of the toll customers at our premises, together with our other inventory. Deferred expense represents the deferral of cost of sales and deferred revenue represents the deferral of sales revenue, in each case, associated with such sales of unprocessed metal to toll customers. We defer the expense for such unprocessed metal sales (and the corresponding revenue from sales of unprocessed metal) to toll customers until the finished product has been manufactured and shipped, at which time risk of loss and title passes to the customer.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Research and Development
We conduct research and development primarily through our Olin Brass reportable segment, the costs for which are expensed as incurred. Research and development expenditures for 2015, 2014 and 2013 were $1.3 million, $1.6 million and $1.5 million, respectively, and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
Provision for Income Taxes
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
Foreign Currency Translation
The financial statements of foreign subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters. The functional currency of our foreign subsidiaries is the local currency. The consolidated statements of foreign operations are translated at weighted-average exchange rates for the periods. Assets and liabilities are translated at period-end exchange rates and equity transactions are translated at historical rates. Gains and losses resulting from the translation adjustment are reported as a component of other comprehensive income (loss). The income tax effect of currency translation adjustments related to foreign subsidiaries and joint ventures that are not considered indefinitely reinvested are recorded as a component of deferred taxes with an offset to other comprehensive income (loss).
Concentrations of Credit Risk and Certain Other Exposures
We sell and distribute our products to a wide range of companies primarily in the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components and industrial machinery and equipment markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. In 2015 and 2013, sales to one major customer amounted to 12% and 10% of net sales, respectively. In 2014, no customer represented 10% or more of consolidated net sales.
We use various strategies to minimize the impact of changes in the base metal prices between the date of order from a customer and the date of sale to a customer. Generally, we price a forward replacement purchase of an equivalent amount of copper and other metals under flexible pricing arrangements with our suppliers, at the same time we determine the forward selling price of finished products to our customers. We have various sources of raw materials and are not materially dependent on any one supplier.
As of December 31, 2015, approximately 61% of our employees at various sites were members of unions. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years. Since our establishment in November 2007, we have not experienced any work stoppages at any of our facilities.
We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given that the IAM Plan is over funded, many other participating employers are much larger than us and there are a large number of participating employers in the plan, we do not view this to be a significant risk.
Self-Insurance Programs
We are self-insured for workers’ compensation claims and benefits paid under employee health care programs. Accruals for employee health care are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims. Accruals for workers’ compensation benefits and related expenses for claims are estimated, in part, by considering historical claims experience and undiscounted claims estimates provided by insurance carriers, third-party

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

administrators and actuaries. Self-insurance accruals are deemed to be sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date.
Environmental Reserves and Environmental Expenses
We recognize an environmental liability when it is probable the liability exists and the amount is reasonably estimable. We estimate the duration and extent of our remediation obligations based upon internal analyses of clean-up costs, ongoing monitoring costs and estimated legal fees, communications with regulatory agencies and changes in environmental law. If we were to determine that our estimates of the duration or extent of environmental obligations were no longer accurate, we would adjust our environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.
Environmental expenses that relate to ongoing operations are included as a component of cost of sales in the accompanying consolidated statement of operations.
Recently Issued and Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments— Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). ASU 2016-1 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-1 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. We do not expect adoption of this standard to have a material effect on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We have early adopted this standard and have applied the requirements retrospectively to all periods presented.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using LIFO or the retail inventory method. Under the new standard, in scope inventory, which includes inventory that is measured using FIFO or average cost, should be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-3 requires retrospective adoption. We have early adopted ASU 2015-3 and have applied the requirements retrospectively to all periods presented.
In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 provides additional guidance to ASU 2015-3, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We have adopted ASU 2015-15 and we continue to classify the debt issuance costs related to our line-of-credit arrangement as an asset and we continue to amortize them ratably over the term of the arrangement.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which is an amendment to ASU 2014-9 and defers its effective date by one year to interim and annual reporting periods beginning after December 15, 2017. It permits early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
3. Earnings Per Share
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	$31.7	$10.4
Denominator
Weighted-average common shares outstanding	21.3	21.2	21.1
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.1	0.1	0.1
Weighted-average common shares outstanding, assuming dilution	21.4	21.3	21.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.67	$1.50	$0.49
Diluted	$1.66	$1.49	$0.49
The computation of weighted-average common shares outstanding, assuming dilution, for the periods presented, includes the average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards and vesting of the portion of performance-based shares for which the established performance criterion has been met. Weighted-average common shares outstanding, assuming dilution, for 2014 and 2013 excluded 147,136 shares and 3,451 shares awarded under our equity incentive plan, respectively, because they were anti-dilutive. There were no anti-dilutive securities in 2015.
4. Segment Information
Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass and A.J. Oster.
Olin Brass is a leading manufacturer, fabricator and converter of non-ferrous products, including sheet, strip, foil tube and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap. Olin Brass’s products are used in five primary markets: building and housing, munitions, automotive, coinage, and electronics / electrical components.
Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
A.J. Oster primarily processes and distributes copper and copper-alloy sheet, strip and foil through six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging, stamping and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.
Corporate includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and Federal income taxes, overhead costs, share-based compensation expense, costs related to other long-term incentive programs, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany balances and transactions.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	non-cash losses due to lower of cost or market adjustments to inventory;

•	non-cash gains and losses due to the depletion of a LIFO layer of metal inventory;

•
non-cash profits interest compensation expense related to payments made to certain members of our management by Halkos Holdings, LLC (“Halkos”), the sole stockholder of the Company prior to the initial public offering (“IPO”);

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	non-cash income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	management fees paid to affiliates of KPS Capital Partners, L.P. (“KPS”), the majority shareholders of Halkos;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Below is a reconciliation of adjusted EBITDA of operating segments to income before provision for income taxes and equity income:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net Sales, External Customers
Olin Brass	$670.5	$794.2	$820.5
Chase Brass	542.5	603.6	622.0
A.J. Oster	293.2	313.6	316.0
Total net sales, external customers	$1,506.2	$1,711.4	$1,758.5
Intersegment Net Sales
Olin Brass	$51.4	$53.6	$53.6
Chase Brass	1.6	0.1	—
A.J. Oster	0.1	0.3	0.2
Total intersegment net sales	$53.1	$54.0	$53.8
Adjusted EBITDA
Olin Brass	$48.3	$36.9	$48.3
Chase Brass	68.9	69.2	67.2
A.J. Oster	15.8	16.2	16.9
Total adjusted EBITDA of operating segments	133.0	122.3	132.4
Corporate	(11.9)	(12.6)	(14.4)
Depreciation expense	(13.5)	(12.2)	(8.5)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)
Interest expense	(39.1)	(39.6)	(39.8)
Net income attributable to noncontrolling interest	0.2	0.4	0.3
Unrealized gain (loss) on derivative contracts (a)	0.6	(3.0)	0.2
LIFO liquidation (loss) gain (b)	(0.1)	(0.6)	2.0
Loss on extinguishment of debt (c)	(3.1)	—	—
Equity method investment income (d)	(0.1)	(0.4)	(0.8)
Non-cash Halkos profits interest compensation expense (e)	—	—	(29.3)
Management fees (f)	—	—	(4.8)
Specified legal / professional expenses (g)	(2.8)	(4.3)	(4.3)
Lower of cost or market adjustment to inventory (h)	(6.6)	(0.2)	(0.3)
Share-based compensation expense (i)	(4.2)	(1.7)	(1.2)
Restructuring and other business transformation charges (j)	(0.9)	(0.4)	—
Income before provision for income taxes and equity income	$51.4	$47.6	$31.4

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

(c)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our Senior Secured Notes.

(d)
Excludes accretion income of $0.2 million, $0.7 million and $0.7 million for 2015, 2014 and 2013, respectively. Equity method investment income is exclusive to Olin Brass. In 2015, we sold our investment in the Dowa Joint Venture.

(e)
The 2013 amount includes $20.4 million that represents incremental non-cash compensation as a result of the modification made to the Halkos Holdings, LLC Executive Equity Incentive Plan to eliminate Halkos’ right to acquire all or a portion of the non-voting membership interests granted to certain members of management for less than fair market value upon certain conditions. The 2013 amount also includes $8.9 million that represents dividend payments made by Halkos to

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

members of the Company’s management that resulted in a non-cash compensation charge in connection with the IPO that occurred in May 2013. Halkos was our sole stockholder prior to the IPO.

(f)
The 2013 amount represents an early termination fee equal to the value of the advisory fee that would have otherwise been payable to affiliates of KPS, as well as a portion of the annual advisory fees paid to affiliates of KPS prior to the May 2013 IPO. KPS are the majority shareholders of Halkos.

(g)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(h)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(i)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(j)	Restructuring and other business transformation charges in 2015 and 2014 represent severance charges at Olin Brass.

	Year Ended December 31,
(in millions)	2015	2014	2013
Depreciation and amortization
Olin Brass	$8.6	$7.9	$5.0
Chase Brass	4.3	3.6	3.0
A.J. Oster	0.4	0.5	0.3
Corporate	0.3	0.3	0.3
Total depreciation and amortization	$13.6	$12.3	$8.6

LIFO liquidation (loss)/gain
Olin Brass	$0.1	$(1.5)	$0.1
Chase Brass	—	—	1.9
A.J. Oster	(1.0)	—	—
Corporate	0.8	0.9	—
Total LIFO liquidation (loss)/gain	$(0.1)	$(0.6)	$2.0

Interest expense
Olin Brass	$0.4	$0.3	$—
Corporate	38.7	39.3	39.8
Total interest expense	$39.1	$39.6	$39.8

Capital expenditures
Olin Brass	$10.0	$16.9	$18.3
Chase Brass	8.0	5.3	7.2
A.J. Oster	3.4	1.1	0.6
Corporate	—	0.1	0.1
Total capital expenditures	$21.4	$23.4	$26.2

	As of December 31,
(in millions)	2015	2014
Total Assets
Olin Brass	$228.6	$258.2
Chase Brass	116.6	125.6
A.J. Oster	90.2	92.0
Corporate	121.8	90.5
Total assets	$557.2	$566.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

	Year Ended December 31,
(in millions)	2015	2014	2013
Net sales:
United States	$1,421.5	$1,613.9	$1,660.1
Asia Pacific	41.1	50.6	56.5
Mexico	43.6	46.9	41.9
Total net sales	$1,506.2	$1,711.4	$1,758.5
Substantially all long-lived assets are maintained in the United States.
In 2015, net sales to one Olin Brass customer amounted to $185.5 million, which represents 12% of our consolidated net sales for 2015. In 2013, net sales to a different Olin Brass customer amounted to $182.4 million, which represents 10% of our consolidated net sales to external customers for 2013. No customer represented 10 percent or more of consolidated revenues in 2014.
5. Inventories
Inventories were as follows:

	As of December 31,
(in millions)	2015	2014
Raw materials and supplies	$31.3	$29.7
Work-in-process	69.7	78.7
Finished goods	75.3	80.6
Total inventories	$176.3	$189.0
During 2015, 2014 and 2013, we reduced the recorded value of certain domestic, non-copper metal inventory by $6.6 million, $0.2 million and $0.3 million, respectively, resulting from the decline in market value of these metals. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statements of operations.
During 2015, 2014 and 2013, certain domestic metal inventory quantities were reduced resulting in a liquidation of LIFO inventory layers. The effect of this reduction of inventory increased cost of sales by $0.1 million and $0.6 million in 2015 and 2014, respectively, and decreased cost of sales by $2.0 million in 2013.
Below is a summary of inventories valued at period-end market values compared to the as reported values.

	As of December 31,
(in millions)	2015	2014
Market value	$213.1	$280.1
As reported	176.3	189.0
Excess of market over reported value	$36.8	$91.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of December 31,
(in millions)	2015	2014
Workers’ compensation plan deposits	$6.0	$6.2
Deferred cost of sales - toll customers	4.0	12.7
Prepaid insurance	2.0	2.8
Derivative contract assets	1.8	1.3
Prepaid tooling	0.5	1.2
Other	3.1	2.0
Total prepaid expenses and other current assets	$17.4	$26.2
7. Property, Plant and Equipment
Property, plant and equipment balances, including assets under capital lease, were as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2015	2014
Land improvements	$2.9	$2.9	12 - 20
Buildings and building improvements	18.8	17.2	20 - 50
Machinery and equipment	100.6	87.8	10 - 12
Information technology	11.6	8.5	3 - 5
Motor vehicles	6.8	7.1	5
Leasehold improvements	1.1	0.7
Construction-in-process	17.0	14.4
Gross property, plant and equipment	158.8	138.6
Accumulated depreciation	(47.7)	(35.1)
Property, plant and equipment, net	$111.1	$103.5
Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.
We capitalized interest relating to the construction of long-term assets in the amount of $0.2 million in 2015, $0.2 million in 2014 and $0.1 million in 2013.
See Note 11, “Financing,” to the accompanying consolidated financial statements for further information regarding the capital lease.
8. Investment in Joint Venture
During 2015, 2014 and 2013, we received cash dividends from the Dowa Joint Venture of $0.4 million, $0.4 million and $0.5 million, respectively, which were recorded as a reduction in our investment in the Dowa Joint Venture.
In April 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

9. Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of December 31,
(in millions)	2015	2014
Deferred financing fees, net - ABL Facility	$1.5	$2.5
Utility and other deposits	1.4	1.4
Other	1.1	1.4
Total other noncurrent assets	$4.0	$5.3
10. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2015	2014
Compensation and benefits	$23.8	$18.1
Workers’ compensation	13.3	14.2
Deferred sales revenue - toll customers	4.0	12.7
Insurance	2.6	2.5
Professional fees	2.5	2.1
Utilities	1.6	1.5
Taxes	1.3	1.7
Tooling	0.5	0.8
Other	4.3	3.7
Total accrued liabilities	$53.9	$57.3
11. Financing
Long-term debt consisted of the following:

	As of December 31,
(in millions)	2015	2014
Senior Secured Notes	$345.3	$375.0
Deferred financing fees, net - Senior Secured Notes	(7.0)	(9.4)
Obligations under capital lease	4.8	5.8
Total debt	343.1	371.4
Current portion of capital lease obligations	(1.1)	(1.0)
Noncurrent portion of debt	$342.0	$370.4
Senior Secured Notes
We have $345.3 million of senior secured notes outstanding that mature on June 1, 2019 (the “Senior Secured Notes”) and that are guaranteed by Holdings. The Senior Secured Notes are secured by a senior-priority security interest in our fixed assets (which secure the ABL Facility, hereinafter defined, on a junior-priority basis) and by a junior-priority security interest in our accounts receivable and inventory (which secure our ABL Facility on a senior-priority basis).  Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

During the year ended December 31, 2015, we purchased in the open market an aggregate of $29.7 million principal amount of our Senior Secured Notes for an aggregate purchase price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
Subsequent to December 31, 2015, we purchased in the open market an aggregate of $31.0 million principal amount of our Senior Secured Notes for an aggregate purchase price of $32.9 million, plus accrued interest. We expect to recognize a loss on the extinguishment of debt of $2.5 million related to these purchases in the first quarter of 2016, which includes a premium of $1.9 million and the write-off of $0.6 million of unamortized debt issuance costs.
The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of December 31, 2015, all of the net assets of the subsidiaries are restricted except for $79.8 million, which are permitted for dividend distributions under the Indenture. As of December 31, 2015, we were in compliance with all of the covenants relating to the Indenture.
GBC is required to offer to redeem the Senior Secured Notes at a purchase price of 101% of their principal amount (plus accrued interest) upon the occurrence of certain change of control events. In addition, upon the completion of certain asset dispositions, GBC may be required to offer to redeem the Senior Secured Notes at a purchase price of 100% of their principal amount (plus accrued and unpaid interest) if it does not apply the proceeds of such asset dispositions in accordance with the indenture by certain specified deadlines.
On and after June 1, 2016, GBC may redeem the Senior Secured Notes at its option at the following redemption prices (expressed as a percentage of principal amount), plus accrued interest and additional interest, if any, if redeemed during the 12-month period commencing on June 1 of the years set forth below:

Period	Redemption Price
2016	104.750%
2017	102.375%
2018 and thereafter	100.000%
Prior to June 1, 2016, GBC may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus the applicable premium (as defined in the Indenture), and accrued and unpaid interest.
ABL Facility
Our asset-based revolving loan facility (the “ABL Facility”) provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case, less outstanding loans and letters of credit. Available borrowings under the ABL Facility were $196.9 million as of December 31, 2015 and $199.5 million as of December 31, 2014.
As of December 31, 2015 and 2014, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.25%. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.
The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of December 31, 2015, we were in compliance with all of the covenants under the ABL Facility.
Capital Lease Obligations
During 2014, we incurred capital lease obligations related to the acquisition of certain assets. As of December 31, 2015, assets recorded under capital lease obligations totaled $6.0 million and related accumulated depreciation totaled $1.8 million. As of December 31, 2014, assets recorded under capital lease obligations totaled $6.0 million and related

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

accumulated depreciation totaled $0.7 million. Interest recorded on capital lease obligations is included in interest expense in the accompanying consolidated statements of operations.
Future minimum capital lease payments at December 31, 2015 are as follows:

(in millions)
2016	$1.5
2017	1.5
2018	1.6
2019	1.0
Total	$5.6
Amount representing interest	(0.8)
Present value of minimum lease payments	$4.8
Current portion of capital lease obligations	(1.1)
Noncurrent portion of capital lease obligations	$3.7
12. Income Taxes
Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic	$45.5	$42.9	$26.6
Foreign	5.9	4.7	4.8
Total	$51.4	$47.6	$31.4
The provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current tax provision
U.S. federal	$18.8	$8.2	$15.7
State and local	2.5	0.9	2.5
Foreign	1.9	1.1	1.9
Total current	23.2	10.2	20.1
Deferred tax provision
U.S. federal	(5.9)	4.9	2.2
State and local	(1.0)	1.2	0.3
Foreign	(0.4)	0.3	(0.4)
Total deferred	(7.3)	6.4	2.1
Total provision	$15.9	$16.6	$22.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2015	2014	2013
Statutory provision rate	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	2.0%	2.4%	6.1%
Section 199 manufacturing credit	(3.8)%	(2.0)%	(5.2)%
Incremental tax effects of foreign earnings	(0.8)%	(2.1)%	0.6%
Valuation allowance	(1.3)%	2.9%	0.9%
Non-deductible non-cash compensation	—%	—%	32.7%
Other	(0.2)%	(1.3)%	0.6%
Effective income tax rate	30.9%	34.9%	70.7%
The 2013 “Non-deductible non-cash compensation” expense as described further in the notes to the accompanying consolidated financial statements is not deductible in our tax returns and has been reflected as a permanent difference in the effective tax rate reconciliations above.
Deferred tax assets and liabilities are comprised of the following:

	As of December 31,
(in millions)	2015	2014
Deferred tax assets
Inventory	$50.4	$45.9
Accruals and other reserves	7.8	5.3
Accounts receivable	1.0	0.8
UNICAP adjustment	1.8	1.8
Derivative contracts	1.4	1.5
Other	2.9	2.0
Valuation Allowance	(1.0)	(1.7)
Gross deferred tax assets	$64.3	$55.6
Deferred tax liabilities
Fixed assets and intangibles	$18.7	$17.0
Investments in foreign entities	6.6	7.1
Financing fees	1.0	1.4
Gross deferred tax liability	26.3	25.5
Net noncurrent deferred tax asset	$38.0	$30.1
At December 31, 2015 and 2014, the inventory of deferred tax asset includes $23.9 million and $24.0 million, respectively, related to the impact of the November 19, 2007 purchase price allocations to LIFO inventories for tax purposes, which resulted in a bargain purchase gain. There is a corresponding liability recorded in the other noncurrent liabilities in the consolidated balance sheets in accordance with the provisions of ASC 740, Income Taxes.
At December 31, 2015, we had a foreign tax credit carryforward of $1.4 million which can be utilized through 2024.
Deferred tax assets are recorded for the estimated future benefit of foreign tax credits and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2015, management decreased the valuation allowance against our foreign tax credits by $0.7 million. In 2014 and 2013, management increased the valuation allowance by $1.4 million and $0.3 million, respectively. We also recorded $0.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

million and $0.2 million of state net operating loss benefits in 2015 and 2014, respectively. The majority of the state net operating losses expire between 2029 through 2034.
We do not assert permanent reinvestment on the excess of our financial reporting over tax basis of our foreign investments. As a result, we have established deferred tax liabilities of $6.6 million and $7.1 million for the U.S. federal and state income taxes, net of applicable credits, on the excess financial reporting over tax basis of our foreign entities at December 31, 2015 and 2014, respectively. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations.
Uncertain Tax Positions
We are subject to income taxation in several jurisdictions around the world. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we believe we have adequately reserved for any potential tax exposures at December 31, 2015. The Internal Revenue Service completed its examination of our income tax returns through the period ended December 31, 2010. Our U.S. federal returns for the period ended December 31, 2012 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2011 and all subsequent periods remain open for audit.
At December 31, 2015 and 2014, we had $25.1 million and $25.2 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of both December 31, 2015 and 2014 were $0.1 million. Our liability for uncertain tax positions, including accrued interest and penalties, of $25.2 million and $25.3 million at December 31, 2015 and 2014, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.
A reconciliation of the summary of activity of our uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2014	$26.0
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(0.8)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2014	$25.2
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(0.1)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2015	$25.1
13. Employee Defined Contribution Plans and Multi-Employer Pension Plans
We have a retirement savings plan (the “Plan”) for all of our domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the Plan, subject to aggregate limits required by the Internal Revenue Code. The Plan provides for discretionary matching contributions under certain circumstances, for employees based on location, pay status and membership in a collective bargaining unit. In addition, we provide a retirement contribution to certain employees based on location and age. We contributed $7.9 million, $8.1 million and $7.9 million to the Plan in 2015, 2014 and 2013, respectively, which is recorded as compensation expense in the year incurred.
Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM Plan. The IAM Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

multi-employer plans are different from single-employer plans, as we can be subject to additional risks if other employers do not meet their obligations. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given that the IAM Plan is over funded, many other participating employers are much larger than us and there are a large number of participating employers in the plan, we do not view this to be a significant risk.
We recorded expense for contributions to the IAM Plan of $3.8 million, $3.7 million and $3.3 million in 2015, 2014 and 2013, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. Our participation in the IAM Plan for the annual period ended December 31, 2015, is outlined in the table below. There have been no significant changes that affect the comparability of 2015 and 2014 contributions. The IAM Plan’s year-end is December 31 and the plan reported $382.2 million and $365.8 million in employers’ contributions for 2014 and 2013, respectively.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2015 and 2014)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2015)	$3.9 million
Company Contributions (FY 2014)	$3.7 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 5, 2017
* Plans in the green zone are at least 80 percent funded.
As of the date of this filing, Forms 5500 were not available for the plan year ended in 2015.
14. Derivative Contracts
We maintain a metal, energy and utility pricing risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from volatility of the commodity indices.
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
We manage credit risk associated with derivative contracts by executing derivative instruments with counterparties that we believe are credit-worthy. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative contracts, if any. If the credit-worthiness of these counterparties deteriorates, we believe the exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of amounts due to the Company from the counterparties, if any, with any amounts payable to the counterparties.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The following tables provide a summary of our outstanding commodity derivative contracts:

	As of December 31,
	2015		2014
(in millions, except for number of contracts)	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$18.2	534	$13.4	400
Natural gas	1.7	64	2.6	78
Electricity	2.6	50	5.9	77
Total	$22.5	648	$21.9	555

	As of December 31,
(in millions)	2015	2014
Notional amount - long	$28.5	$29.9
Notional amount - (short)	(6.0)	(8.0)
Net long / (short)	$22.5	$21.9
The fair values of derivative contracts in the accompanying consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.6	$(0.6)	$—
Natural gas	—	—	—
Electricity	0.1	(0.1)	—
Collateral on deposit	3.2	(1.4)	1.8
Total	$3.9	$(2.1)	$1.8
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.8

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Natural gas	0.4	(0.4)	—
Electricity	—	—	—
Total	$2.1	$(2.1)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	As of December 31, 2014
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.5	$(0.5)	$—
Natural gas	—	—	—
Electricity	0.2	(0.2)	—
Collateral on deposit	3.3	(2.0)	1.3
Total	$4.0	$(2.7)	$1.3
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.3

	As of December 31, 2014
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Natural gas	0.7	(0.7)	—
Electricity	0.6	(0.6)	—
Total	$2.7	$(2.7)	$—
The following table summarizes the effects of derivative contracts in the accompanying consolidated statements of operations:

	Year Ended December 31,
(in millions)	2015	2014	2013
Losses (gains) in cost of sales for:
Metal	$2.3	$(0.4)	$(0.9)
Natural gas	0.6	0.6	(0.2)
Electricity	0.4	(0.6)	0.1
Total	$3.3	$(0.4)	$(1.0)
15. Fair Value Measurements
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
As of December 31, 2015 and December 31, 2014 the fair value of our commodity derivative contracts was $1.8 million and $1.3 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2015 or 2014.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of December 31, 2015, the fair value of our Senior Secured Notes approximated $365.2 million compared to a carrying value of $345.3 million. As of December 31, 2014, the fair value of our Senior Secured Notes approximated $405.0 million compared to a carrying value of $375.0 million. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).
16. Commitments and Contingencies
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
Operating Leases
We have operating leases covering certain facilities and equipment under non-cancelable lease agreements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

As of December 31, 2015, future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)	Payment
2016	$2.4
2017	1.9
2018	1.5
2019	0.6
2020	0.2
Thereafter	0.2
Total minimum lease payments	$6.8
Rental expense under all operating leases was approximately $3.1 million, $3.2 million and $3.3 million in 2015, 2014 and 2013, respectively, and is recorded in the accompanying consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.
17. Share-based Compensation
The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013. The 2013 Plan provides for an aggregate of 1,111,053 shares of Global Brass and Copper Holdings, Inc.’s common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance-based shares and other equity-based awards. Pursuant to the 2013 Plan, in 2015, 2014 and 2013, we granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. At December 31, 2015, 120,374 shares were available for future grant.
We will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock or treasury stock.
Stock Options
The exercise prices of stock options are equal to no less than the fair market value of common stock at the time of grant. Stock options will generally vest in three equal installments on the anniversary of the date of grant and have a maximum term of 10 years. Management uses the straight-line attribution method to recognize expense for all stock options. Stock options are generally subject to immediate forfeiture if employment terminates prior to vesting, except under certain conditions, in which case the options expire no more than 90 days after the date of such termination. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average inputs for the option pricing model:

	2015	2014	2013
Expected volatility	48%	53%	55%
Risk-free interest rate	1.7%	2.2%	1.3%
Dividend yield	1.1%	0.9%	1.3%
Expected term	6.0 years	6.0 years	6.0 years
Because we have only been a public company since May 2013, there is limited historical data on the volatility of our common stock. As a result, the expected volatility of the 2015, 2014 and 2013 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers.
The risk-free interest rate assumption in the Black-Scholes option-pricing model is based upon the U.S. Treasury Strips available with maturity period consistent with the expected term assumption. The dividend yield assumption is based on Global Brass and Copper Holdings, Inc.’s expectation of dividend payouts.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Because we have only very limited historical information concerning stock option exercise behavior by our employees and such information is not readily available from a peer group of companies, we estimated the expected term using the “simplified” method permitted by Staff Accounting Bulletin Topic 14 issued by the SEC.
A summary of the stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	—	$—
Granted	107,895	11.27
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2013	107,895	$11.27	9.4	$0.6
Granted	143,685	16.06
Exercised	(11,605)	11.00
Forfeited or expired	—	—
Outstanding at December 31, 2014	239,975	$14.15	8.9	$0.2
Granted	175,727	13.73
Exercised	(16,970)	13.07
Forfeited or expired	(24,047)	15.79
Outstanding at December 31, 2015	374,685	$13.90	8.5	$2.8
Options exercisable at December 31, 2015	113,027	$13.31	7.8	$0.9
The weighted-average grant date fair value of stock options granted during 2015, 2014 and 2013 was $5.84, $7.64 and $5.21, respectively. The total intrinsic value of stock options exercised in 2015 and 2014 was $0.1 million and $0.1 million, respectively.
As of December 31, 2015, we had $0.9 million of total unrecognized compensation expense related to stock option grants that will be recognized over the weighted average period of 1.6 years.
Restricted Stock
Restricted stock is granted to certain employees and non-employee directors and the cost of these awards is determined using the market price of our common stock on the date of grant. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock awards granted to employees vest over periods ranging from one to three years after the grant date, and awards granted to non-employee directors generally vest from 218 days to one year following the grant date. Management uses the straight-line attribution method to recognize expense for all restricted stock awards. The awards are generally subject to forfeiture if employment terminates prior to vesting, except under certain conditions. The cash dividends on restricted stock shares are forfeitable, and payments of cash dividends on restricted stock shares are withheld until the shares vest. Compensation is recognized over the period during which the employees provide the requisite service to the Company.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the changes in restricted stock under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock—December 31, 2012	—	$—
Granted	141,486	11.34
Vested	(10,938)	11.00
Forfeited	—	—
Nonvested restricted stock—December 31, 2013	130,548	$11.37
Granted	104,563	15.66
Vested	(106,010)	11.43
Forfeited	(7,952)	14.30
Nonvested restricted stock—December 31, 2014	121,149	$14.83
Granted	171,919	14.32
Vested	(84,430)	14.47
Forfeited	(5,380)	15.59
Nonvested restricted stock—December 31, 2015	203,258	$14.53
The total fair value of restricted stock that vested during 2015, 2014 and 2013 was $1.5 million, $1.7 million and $0.2 million, respectively.
At December 31, 2015, total unrecognized compensation cost related to nonvested restricted stock was $1.8 million and is expected to be recognized over a weighted average period of 1.6 years.
Performance Shares
Performance share awards are granted to certain employees and provide for the issuance of common stock if specified Company performance targets and market conditions are achieved. The number of common shares issued is dependent upon vesting and actual performance of the Company relative to the established targets.
The fair value of performance share awards granted is determined based on the market price of our common stock on the date of grant. Additionally, the awards granted in 2015 include a market condition that must also be achieved in order to earn more than the performance shares granted; therefore, the fair value of any shares earned in excess of 100% was determined on the date of grant using a Monte Carlo simulation model. Specific to the estimated 2015 performance shares earned in excess of 100%, the fair value and weighted-average inputs used were as follows:

2015
Weighted-average grant date fair value	$5.54
Expected volatility	29%
Risk-free interest rate	0.6%
Dividend yield	—%
The amount of compensation expense recognized for performance shares reflects management’s assessment of the probability that performance goals will be achieved. One tranche of the performance shares granted in 2015 will vest in two equal installments on the second and third anniversaries of the grant date, while the other will vest on the second anniversary of the grant date. For performance shares granted in 2014 and 2013, the number of performance shares earned generally vest in three equal installments on the anniversary date of the grant. Performance shares that have not vested are generally subject to forfeiture if employment terminates, except under certain conditions. Cash dividends accrue on performance shares once the performance conditions have been met, but the dividends are forfeitable if the performance shares do not vest. We recognize compensation expense related to performance share grants using the graded-vesting method over the vesting periods.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares—December 31, 2012	—	$—
Granted	103,273	11.35
Vested	(3,646)	13.14
Unearned or forfeited (a)	(81,461)	11.28
Nonvested performance shares—December 31, 2013	18,166	$11.31
Granted	257,067	16.06
Vested	(6,059)	11.31
Unearned or forfeited (a)	(257,067)	16.06
Nonvested performance shares—December 31, 2014	12,107	$11.31
Granted	217,560	13.74
Vested	(6,139)	11.31
Unearned or forfeited	(4,688)	13.63
Nonvested performance shares—December 31, 2015	218,840	$15.94
(a)    Includes shares granted in 2014 and 2013 that were not earned based on performance provisions of the award grants.
The total fair value of performance shares that vested during 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.1 million, respectively.
At December 31, 2015, total unrecognized compensation cost related to the performance share awards granted of approximately $2.6 million is expected to be recognized over a weighted average period of 1.4 years.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to our stock options, restricted stock and performance share awards:

	Year Ended December 31,
(in millions)	2015	2014	2013
Stock options	$0.9	$0.5	$0.2
Restricted stock	1.7	1.1	0.9
Performance shares	1.6	0.1	0.1
Total pre-tax share-based compensation expense	$4.2	$1.7	$1.2
Net tax benefit related to share-based compensation expense	$1.6	$0.7	$0.5
Tax benefits realized from the exercise of stock options and the vesting of restricted stock and performance shares were $0.5 million and $0.6 million in 2015 and 2014, respectively. No tax benefits were realized in 2013, because no stock options were exercised and the compensation cost for restricted stock and performance shares that vested was not currently deductible.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

18. Guarantor / Non-Guarantor Subsidiary Financial Information
In June 2012, Holdings (presented as “Parent” in the following tables), through its wholly-owned principal operating subsidiary, GBC (presented as “Issuer” in the following tables), issued the Senior Secured Notes as further described in Note 11, “Financing.” The Senior Secured Notes are jointly and severally guaranteed on a senior secured basis by Holdings and substantially all existing 100%-owned U.S. subsidiaries of GBC and any future restricted subsidiaries who guarantee or incur certain types of Permitted Debt, as such term is defined under the Indenture (individually, a “Guarantor” and collectively, the “Guarantors”). The guarantees are full and unconditional, except that a Guarantor can be automatically released and relieved of its obligations under certain customary provisions contained in the Indenture. Under these customary provisions, a Guarantor is automatically released from its obligations as a guarantor upon the sale of the Guarantor or substantially all of its assets to a third party, the designation of the Guarantor as an unrestricted subsidiary in accordance with the terms of the Indenture, the release or discharge of all guarantees by such Guarantor and the repayment of all indebtedness, or upon the Issuer’s exercise of its legal defeasance option or covenant defeasance option or if the obligations under the Indenture are discharged in accordance with the terms of the Indenture. All other subsidiaries of GBC, whether direct or indirect, do not guarantee the Senior Secured Notes (collectively, the “Non-Guarantors”).
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
As discussed in Note 2, “Summary of Significant Accounting Policies,” we adopted ASU 2015-3 and ASU 2015-17 on December 31, 2015 and we applied the new guidance retrospectively to all prior periods presented in the accompanying financial statements to conform to the fiscal 2015 presentation. The adoption of ASU 2015-03 resulted in a decrease of $9.4 million in the Company’s and the Issuer’s other noncurrent assets and a corresponding decrease in the Company’s and the Issuer’s noncurrent portion of debt as of December 31, 2014 related to the retrospective reclassification of deferred financing fees incurred in connection with the issuance of the Senior Secured Notes. The adoption of ASU 2015-17 resulted in a decrease of $30.1 million in the Company’s and the Issuer’s current deferred income tax asset, a decrease of $0.8 million in the Company’s and the Issuer’s noncurrent deferred income tax liability and a corresponding net increase of $29.3 million to the Company’s and the Issuer’s noncurrent deferred income tax assets as of December 31, 2014 related to the retrospective reclassification of all deferred income taxes as noncurrent on the balance sheet.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Balance Sheet As of December 31, 2015
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$68.8	$4.1	$12.3	$(1.7)	$83.5
Accounts receivable, net of allowance	—	3.1	106.1	10.4	—	119.6
Inventories	—	—	164.9	12.7	(1.3)	176.3
Prepaid expenses and other current assets	—	10.1	6.9	0.4	—	17.4
Income tax receivable	—	2.7	—	—	(0.3)	2.4
Total current assets	—	84.7	282.0	35.8	(3.3)	399.2
Property, plant and equipment, net	—	0.4	110.3	0.4	—	111.1
Investment in subsidiaries	65.4	872.1	22.3	—	(959.8)	—
Intercompany accounts	—	—	559.2	—	(559.2)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.5	—	—	0.5
Deferred income taxes	—	38.0	—	—	—	38.0
Other noncurrent assets	—	2.0	2.0	—	—	4.0
Total assets	$65.4	$997.2	$980.7	$36.2	$(1,522.3)	$557.2
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1.1	$—	$—	$1.1
Accounts payable	—	2.0	69.5	2.5	(3.0)	71.0
Accrued liabilities	—	19.3	34.0	0.6	—	53.9
Accrued interest	—	3.0	—	—	—	3.0
Income tax payable	—	—	0.2	0.3	(0.3)	0.2
Total current liabilities	—	24.3	104.8	3.4	(3.3)	129.2
Noncurrent portion of debt	—	338.3	3.7	—	—	342.0
Other noncurrent liabilities	—	25.2	0.1	—	—	25.3
Intercompany accounts	9.0	544.0	—	6.2	(559.2)	—
Total liabilities	9.0	931.8	108.6	9.6	(562.5)	496.5
Global Brass and Copper Holdings, Inc. stockholders’ equity	56.4	65.4	872.1	22.3	(959.8)	56.4
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	56.4	65.4	872.1	26.6	(959.8)	60.7
Total liabilities and equity	$65.4	$997.2	$980.7	$36.2	$(1,522.3)	$557.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Balance Sheet As of December 31, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6
Accounts receivable, net of allowance	—	2.6	131.6	18.1	—	152.3
Inventories	—	—	173.5	15.8	(0.3)	189.0
Prepaid expenses and other current assets	—	10.1	16.0	0.1	—	26.2
Income tax receivable	—	8.4	—	—	(0.1)	8.3
Total current assets	—	58.7	324.9	38.6	(1.8)	420.4
Property, plant and equipment, net	—	0.7	102.4	0.4	—	103.5
Investment in joint venture	—	—	2.0	—	—	2.0
Investment in subsidiaries	29.8	752.5	23.1	—	(805.4)	—
Intercompany accounts	—	—	419.3	—	(419.3)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	30.1	—	—	—	30.1
Other noncurrent assets	—	3.1	2.2	—	—	5.3
Total assets	$29.8	$845.1	$878.9	$39.0	$(1,226.5)	$566.3
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	0.6	82.0	1.6	(1.7)	82.5
Accrued liabilities	—	18.4	38.3	0.6	—	57.3
Accrued interest	—	3.2	—	—	—	3.2
Income tax payable	—	—	0.2	0.4	(0.1)	0.5
Total current liabilities	—	22.2	121.5	2.6	(1.8)	144.5
Noncurrent portion of debt	—	365.6	4.8	—	—	370.4
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.2	402.2	—	8.9	(419.3)	—
Total liabilities	8.2	815.3	126.4	11.5	(421.1)	540.3
Global Brass and Copper Holdings, Inc. stockholders’ equity	21.6	29.8	752.5	23.1	(805.4)	21.6
Noncontrolling interest	—	—	—	4.4	—	4.4
Total equity	21.6	29.8	752.5	27.5	(805.4)	26.0
Total liabilities and equity	$29.8	$845.1	$878.9	$39.0	$(1,226.5)	$566.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Operations Year Ended December 31, 2015
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,443.1	$84.7	$(21.6)	$1,506.2
Cost of sales	—	(6.4)	(1,274.7)	(76.4)	21.6	(1,335.9)
Gross profit (loss)	—	(6.4)	168.4	8.3	—	170.3
Selling, general and administrative expenses	(1.2)	(21.3)	(57.5)	(3.2)	—	(83.2)
Operating income (loss)	(1.2)	(27.7)	110.9	5.1	—	87.1
Interest expense	—	(38.7)	(0.4)	—	—	(39.1)
Loss on extinguishment of debt	—	(3.1)	—	—	—	(3.1)
Gain on sale of investment in joint venture	—	—	6.3	—	—	6.3
Other income (expense), net	—	(0.3)	(0.3)	0.8	—	0.2
Income (loss) before provision for (benefit from) income taxes and equity income	(1.2)	(69.8)	116.5	5.9	—	51.4
(Provision for) benefit from income taxes	0.4	21.8	(36.6)	(1.5)	—	(15.9)
Income (loss) before equity income	(0.8)	(48.0)	79.9	4.4	—	35.5
Equity income, net of tax	36.4	84.4	4.5	—	(125.0)	0.3
Net income	35.6	36.4	84.4	4.4	(125.0)	35.8
Net income attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$35.6	$36.4	$84.4	$4.2	$(125.0)	$35.6

	Condensed Consolidating Statement of Operations Year Ended December 31, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,641.3	$97.6	$(27.5)	$1,711.4
Cost of sales	—	(1.0)	(1,483.7)	(89.6)	27.5	(1,546.8)
Gross profit (loss)	—	(1.0)	157.6	8.0	—	164.6
Selling, general and administrative expenses	(1.1)	(18.2)	(54.3)	(3.3)	—	(76.9)
Operating income (loss)	(1.1)	(19.2)	103.3	4.7	—	87.7
Interest expense	—	(39.3)	(0.3)	—	—	(39.6)
Other expense, net	—	(0.4)	(0.1)	—	—	(0.5)
Income (loss) before provision for (benefit from) income taxes and equity income	(1.1)	(58.9)	102.9	4.7	—	47.6
(Provision for) benefit from income taxes	0.5	20.9	(36.6)	(1.4)	—	(16.6)
Income (loss) before equity income	(0.6)	(38.0)	66.3	3.3	—	31.0
Equity income, net of tax	32.3	70.3	4.0	—	(105.5)	1.1
Net income	31.7	32.3	70.3	3.3	(105.5)	32.1
Net income attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$31.7	$32.3	$70.3	$2.9	$(105.5)	$31.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Operations Year Ended December 31, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,693.9	$98.4	$(33.8)	$1,758.5
Cost of sales	—	(0.1)	(1,519.3)	(90.6)	33.8	(1,576.2)
Gross profit (loss)	—	(0.1)	174.6	7.8	—	182.3
Selling, general and administrative expenses	(5.9)	(36.8)	(65.1)	(3.0)	—	(110.8)
Operating income (loss)	(5.9)	(36.9)	109.5	4.8	—	71.5
Interest expense	—	(39.8)	—	—	—	(39.8)
Other income (expense), net	—	(0.4)	0.1	—	—	(0.3)
Income (loss) before provision for (benefit from) income taxes and equity income	(5.9)	(77.1)	109.6	4.8	—	31.4
(Provision for) benefit from income taxes	2.3	20.9	(43.9)	(1.5)	—	(22.2)
Income (loss) before equity income	(3.6)	(56.2)	65.7	3.3	—	9.2
Equity income, net of tax	14.0	70.2	4.5	—	(87.2)	1.5
Net income	10.4	14.0	70.2	3.3	(87.2)	10.7
Net income attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)
Net income attributable to Global Brass and Copper Holdings, Inc.	$10.4	$14.0	$70.2	$3.0	$(87.2)	$10.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2015
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$35.6	$36.4	$84.4	$4.4	$(125.0)	$35.8
Foreign currency translation adjustment, net of tax	(1.7)	(1.7)	(2.3)	(2.7)	6.6	(1.8)
Comprehensive income	33.9	34.7	82.1	1.7	(118.4)	34.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$33.9	$34.7	$82.1	$1.6	$(118.4)	$33.9

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31.7	$32.3	$70.3	$3.3	$(105.5)	$32.1
Foreign currency translation adjustment, net of tax	(1.1)	(1.1)	(1.7)	(1.2)	4.0	(1.1)
Comprehensive income	30.6	31.2	68.6	2.1	(101.5)	31.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$30.6	$31.2	$68.6	$1.7	$(101.5)	$30.6

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10.4	$14.0	$70.2	$3.3	$(87.2)	$10.7
Foreign currency translation adjustment, net of tax	(1.0)	(1.0)	(1.6)	0.3	2.4	(0.9)
Comprehensive income	9.4	13.0	68.6	3.6	(84.8)	9.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$9.4	$13.0	$68.6	$3.2	$(84.8)	$9.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2015
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$3.3	$66.6	$14.5	$9.9	$(5.5)	$88.8
Cash flows from investing activities
Capital expenditures	—	—	(21.3)	(0.1)	—	(21.4)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	—	0.1
Proceeds from sale of investment in joint venture	—	—	8.0		—	8.0
Net cash used in investing activities	—	—	(13.2)	(0.1)	—	(13.3)
Cash flows from financing activities
Borrowings on ABL Facility	—	1.2	—	—	—	1.2
Payments on ABL Facility	—	(1.2)	—	—	—	(1.2)
Purchases of Senior Secured Notes	—	(29.7)	—	—	—	(29.7)
Premium payment on partial extinguishment of debt	—	(2.5)	—	—	—	(2.5)
Principal payments under capital lease obligation	—	—	(1.0)	—	—	(1.0)
Dividends paid	(3.2)	(3.2)	—	(2.0)	5.2	(3.2)
Distributions to noncontrolling interest owner	—	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1
Share repurchases	(0.3)	—	—	—	—	(0.3)
Net cash used in financing activities	(3.3)	(35.4)	(1.0)	(2.2)	5.2	(36.7)
Effect of foreign currency exchange rates	—	—	—	0.1	—	0.1
Net increase in cash	—	31.2	0.3	7.7	(0.3)	38.9
Cash at beginning of period	—	37.6	3.8	4.6	(1.4)	44.6
Cash at end of period	$—	$68.8	$4.1	$12.3	$(1.7)	$83.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$3.3	$43.1	$22.1	$0.6	$(4.6)	$64.5
Cash flows from investing activities
Capital expenditures	—	(0.1)	(23.1)	(0.2)	—	(23.4)
Proceeds from sale of property, plant and equipment	—	—	1.1	—	—	1.1
Net cash used in investing activities	—	(0.1)	(22.0)	(0.2)	—	(22.3)
Cash flows from financing activities
Borrowings on ABL Facility	—	248.4	—	—	—	248.4
Payments on ABL Facility	—	(253.9)	—	—	—	(253.9)
Principal payments under capital lease obligation	—	—	(0.2)	—	—	(0.2)
Dividends paid	(3.2)	(3.2)	—	—	3.2	(3.2)
Proceeds from exercise of stock options	0.1	—	—	—	—	0.1
Excess tax benefit from share-based compensation	0.2	—	—	—	—	0.2
Share repurchases	(0.4)				—	(0.4)
Net cash used in financing activities	(3.3)	(8.7)	(0.2)	—	3.2	(9.0)
Effect of foreign currency exchange rates	—	—	—	0.6	—	0.6
Net increase (decrease) in cash	—	34.3	(0.1)	1.0	(1.4)	33.8
Cash at beginning of period	—	3.3	3.9	3.6	—	10.8
Cash at end of period	$—	$37.6	$3.8	$4.6	$(1.4)	$44.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
(in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$0.8	$(0.2)	$29.7	$0.4	$(2.7)	$28.0
Cash flows from investing activities
Capital expenditures	—	(0.1)	(26.0)	(0.1)	—	(26.2)
Payable to / receivable from subsidiaries	(4.9)	4.9	—	—	—	—
Proceeds from sale of property, plant, and equipment	—	—	0.2	—	—	0.2
Net cash provided by (used in) investing activities	(4.9)	4.8	(25.8)	(0.1)	—	(26.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	420.8	—	—	—	420.8
Payments on ABL Facility	—	(429.8)	—	—	—	(429.8)
Dividends paid	(0.8)	(0.8)	—	(2.0)	2.8	(0.8)
Net payment from stockholder	4.9	—	—	—	—	4.9
Net cash provided by (used in) financing activities	4.1	(9.8)	—	(2.0)	2.8	(4.9)
Effect of foreign currency exchange rates	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash	—	(5.2)	3.9	(1.9)	0.1	(3.1)
Cash at beginning of period	—	8.5	—	5.5	(0.1)	13.9
Cash at end of period	$—	$3.3	$3.9	$3.6	$—	$10.8

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

19. Quarterly Financial Information (Unaudited)

	2015
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$400.2		$414.9		$367.7		$323.4
Gross profit	43.9	(a)	50.3	(a)	42.6	(a)	33.5	(a)
Income before provision for income taxes and equity income	12.4		25.0		10.3	(b)	3.7	(b)
Net income	8.1		17.2		7.0		3.5
Net income attributable to Global Brass and Copper Holdings, Inc.	8.1		17.1		6.9		3.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.38		0.80		0.32		0.16
Diluted	0.38		0.80		0.32		0.16
	2014
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$443.8		$440.5		$436.8		$390.3
Gross profit	43.6	(c)	44.2	(c)	44.6		32.2	(c)
Income before provision for income taxes and equity income	14.8		14.4		15.7		2.7
Net income	9.8		9.1		10.3		2.9
Net income attributable to Global Brass and Copper Holdings, Inc.	9.7		9.0		10.2		2.8
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.46		0.42		0.48		0.13
Diluted	0.46		0.42		0.48		0.13

(a)
Includes $1.9 million, $0.6 million, $2.3 million and $1.8 million non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory in the first, second, third and fourth quarters, respectively. Includes $0.1 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(b)	Includes $2.3 million and $0.8 million loss from extinguishment of debt in the third and fourth quarters, respectively.

(c)
Includes $0.1 million and $0.1 million non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory in the first and second quarters, respectively. Includes $0.6 million loss from liquidation of LIFO inventory layers in the fourth quarter.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.
20. Subsequent Events
Subsequent to December 31, 2015, we purchased Senior Secured Notes in the open market. See further discussion in Note 11, “Financing.”

Schedule I—Condensed Financial Information of Registrant
Global Brass and Copper Holdings, Inc. (Parent Company Only)
Condensed Balance Sheets

	As of December 31,
(in millions, except share and par value data)	2015	2014
Assets
Current assets:
Cash	$—	$—
Total current assets	—	—
Investment in subsidiary	65.4	29.8
Total assets	$65.4	$29.8
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—
Total current liabilities	—	—
Payable to subsidiary	9.0	8.2
Obligations and advances in excess of investment in subsidiary	—	—
Total liabilities	9.0	8.2
Stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,553,883 and 21,369,407 shares issued at December 31, 2015 and December 31, 2014, respectively	0.2	0.2
Additional paid-in capital	36.9	32.5
Retained earnings (accumulated deficit)	22.3	(10.1)
Treasury stock - 46,729 and 29,200 shares at December 31, 2015 and December 31, 2014, respectively	(0.7)	(0.4)
Accumulated other comprehensive loss	(2.3)	(0.6)
Total stockholders’ equity	56.4	21.6
Total liabilities and stockholders’ equity	$65.4	$29.8
See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant
Global Brass and Copper Holdings, Inc. (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
(in millions)	2015	2014	2013
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	(1.2)	(1.1)	(5.9)
Loss before income taxes and equity income	(1.2)	(1.1)	(5.9)
Benefit from income taxes	0.4	0.5	2.3
Loss before equity income	(0.8)	(0.6)	(3.6)
Equity income, net of tax	36.4	32.3	14.0
Net income	$35.6	$31.7	$10.4
See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant
Global Brass and Copper Holdings, Inc. (Parent Company Only)
Condensed Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income	$35.6	$31.7	$10.4
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1.7)	(1.1)	(1.0)
Comprehensive income	$33.9	$30.6	$9.4
See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant
Global Brass and Copper Holdings, Inc. (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$3.3	$3.3	$0.8
Cash flows from investing activities
Payable to subsidiary	—	—	(4.9)
Net cash used in investing activities	—	—	(4.9)
Cash flows from financing activities
Dividends paid	(3.2)	(3.2)	(0.8)
Proceeds from exercise of stock options	0.1	0.1	—
Excess tax benefit from share-based compensation	0.1	0.2	—
Share repurchases	(0.3)	(0.4)	—
Net payment from stockholder	—	—	4.9
Net cash provided by (used in) financing activities	(3.3)	(3.3)	4.1
Net increase in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—
See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant
Global Brass and Copper Holdings, Inc. (Parent Company Only)
Notes to Condensed Financial Information of Registrant
December 31, 2015
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

3.    Distributions from Subsidiary
Cash distributions received by the Company from GBC were $3.2 million, $3.2 million and $0.8 million for 2015, 2014 and 2013, respectively. The amounts received in these years represented a return on capital.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are defined as controls and other procedures of a reporting company that are designed to ensure that information required to be disclosed by the reporting company in its reports filed or submitted to the SEC under the Exchange Act (such as this Form 10-K) is (i) recorded, processed, summarized, and reported in the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on criteria in Internal Control –Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Changes in internal controls
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Information regarding our management and directors, included under the heading “Directors, Executive Officers and Corporate Governance,” is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.
Audit Committee
Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.
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
Item 11. Executive Compensation.
Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015. Information with respect to securities authorized for issuance under equity compensation plans, included under the heading “Equity Compensation Plan Information Table” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.
Item 14. Principal Accounting Fees and Services.
Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements, notes, and financial statements schedule are contained in Item 8 of this Annual Report.

(b)
Other than with respect to Schedule I, which is contained in Item 8 of this Annual Report, financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

(c)	Exhibits

Exhibit Number	Description
2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2*********	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

4.2***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

10.1****	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

10.2**	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

10.3******	Employment Agreement between Global Brass and Copper, Inc. and John J. Wasz, dated May 8, 2014

10.4*******	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014.

10.5*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

10.6**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.7**********	Severance Agreement, by and between Scott B. Hamilton and Global Brass and Copper, Inc., dated October 10, 2011.

10.8**********	Severance Agreement, by and between Kevin W. Bense and Global Brass and Copper, Inc., dated September 20, 2013.

10.9**********	Severance Agreement, by and between William G. Toler and Global Brass and Copper, Inc., dated September 9, 2013.

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

Exhibit Number	Description
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

10.15***	Indenture, by and among Global Brass and Copper, Inc., Wells Fargo Bank, National Association, and the Guarantors named therein, dated June 1, 2012.

10.16***	Exchange and Registration Rights Agreement, by and among Global Brass and Copper, Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, dated June 1, 2012.

10.17***	Pledge and Security Agreement, between each guarantor party thereto and Wells Fargo Bank, National Association, dated as of June 1, 2012.

10.18*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.19*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

10.20****	Form of Indemnity Agreement.

10.21*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.22********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.23********	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.24********	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.25********	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed with Amendment No. 3 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on September 18, 2013 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 14, 2014 and incorporated by reference herein.
*******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
*********	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 10, 2015 and incorporated by reference herein.
**********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 16, 2015 and incorporated by reference herein.
^	Compensatory plan or arrangement
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
Robert T. Micchelli
Chief Financial Officer
Date: March 9, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on March 9, 2016.

Name	Position

/s/ John J. Wasz	Chief Executive Officer and President (principal executive officer) and Director
John J. Wasz

/s/ Robert T. Micchelli	Chief Financial Officer (principal financial officer and principal accounting officer)
Robert T. Micchelli

/s/ John H. Walker	Chairman of the Board
John H. Walker

/s/ Vicki L. Avril	Director
Vicki L. Avril

/s/ Donald L. Marsh	Director
Donald L. Marsh

/s/ Bradford T. Ray	Director
Bradford T. Ray

/s/ Martin E. Welch, III	Director
Martin E. Welch, III

/s/ Ronald C. Whitaker	Director
Ronald C. Whitaker