Form 10-Q
period 2016-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2016-05-05
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐     No  ☒
On April 28, 2016, there were 21,483,715 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
March 31, 2016

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash	$48.7	$83.5	$52.1
Accounts receivable (net of allowance of $0.6, $1.2 and $1.0 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively)	142.8	119.6	191.9
Inventories	159.6	176.3	184.8
Prepaid expenses and other current assets	17.6	17.4	34.0
Income tax receivable	0.7	2.4	4.0
Total current assets	369.4	399.2	466.8
Property, plant and equipment	163.8	158.8	140.5
Less: Accumulated depreciation	(51.1)	(47.7)	(38.3)
Property, plant and equipment, net	112.7	111.1	102.2
Investment in joint venture	—	—	1.7
Goodwill	4.4	4.4	4.4
Intangible assets, net	0.5	0.5	0.6
Deferred income taxes	36.9	38.0	31.0
Other noncurrent assets	3.7	4.0	5.0
Total assets	$527.6	$557.2	$611.7
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$1.1	$1.1	$1.0
Accounts payable	68.9	71.0	98.4
Accrued liabilities	41.6	53.9	70.4
Accrued interest	10.1	3.0	12.1
Income tax payable	0.5	0.2	0.2
Total current liabilities	122.2	129.2	182.1
Noncurrent portion of debt	307.3	342.0	370.6
Other noncurrent liabilities	25.3	25.3	25.4
Total liabilities	454.8	496.5	578.1
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,553,883, 21,553,883 and 21,513,021 shares issued at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	0.2	0.2	0.2
Additional paid-in capital	38.1	36.9	33.2
Retained earnings (accumulated deficit)	33.7	22.3	(2.8)
Treasury stock - 64,238, 46,729 and 32,344 shares at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	(1.1)	(0.7)	(0.5)
Accumulated other comprehensive loss	(2.4)	(2.3)	(0.8)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	68.5	56.4	29.3
Noncontrolling interest	4.3	4.3	4.3
Total equity	72.8	60.7	33.6
Total liabilities and equity	$527.6	$557.2	$611.7
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Net sales	$328.9	$400.2
Cost of sales	(279.4)	(356.3)
Gross profit	49.5	43.9
Selling, general and administrative expenses	(19.7)	(21.4)
Operating income	29.8	22.5
Interest expense	(8.4)	(10.0)
Loss on extinguishment of debt	(2.9)	—
Other income (expense), net	0.4	(0.1)
Income before provision for income taxes and equity income	18.9	12.4
Provision for income taxes	(6.7)	(4.5)
Income before equity income	12.2	7.9
Equity income, net of tax	—	0.2
Net income	12.2	8.1
Net income attributable to noncontrolling interest	—	—
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.2	$8.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.57	$0.38
Diluted	$0.57	$0.38
Weighted average common shares outstanding:
Basic	21.3	21.2
Diluted	21.5	21.3
Dividends declared per common share	$0.0375	$0.0375
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$12.2	$8.1
Other comprehensive loss:
Foreign currency translation adjustment	(0.2)	(0.2)
Income tax benefit on foreign currency translation adjustment	0.1	0.1
Comprehensive income	12.1	8.0
Comprehensive income attributable to noncontrolling interest	—	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.1	$7.9
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(In millions, except share data)	Shares Outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive (loss) income	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation	143,614	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(3,144)	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Dividends declared	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	8.1	—	—	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(0.2)	(0.2)	0.1	(0.1)
Balance at March 31, 2015	21,480,677	$0.2	$33.2	$(2.8)	$(0.5)	$(0.8)	$29.3	$4.3	$33.6

Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	—	—	1.1	—	—	—	1.1	—	1.1
Share repurchases	(17,509)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	—	12.2	—	—	12.2	—	12.2
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance at March 31, 2016	21,489,645	$0.2	$38.1	$33.7	$(1.1)	$(2.4)	$68.5	$4.3	$72.8
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$12.2	$8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	0.3	1.9
Unrealized gain on derivatives	(1.9)	(1.0)
Depreciation	3.6	3.3
Amortization of debt issuance costs	0.7	0.7
Loss on extinguishment of debt	2.9	—
Share-based compensation expense	1.1	0.7
Excess tax benefit from share-based compensation	(0.1)	—
Provision for bad debts, net of reductions	(0.3)	—
Deferred income taxes	1.2	(0.8)
Equity earnings, net of distributions	—	0.2
Change in assets and liabilities:
Accounts receivable	(22.9)	(39.6)
Inventories	16.3	2.2
Prepaid expenses and other current assets	1.8	(6.8)
Accounts payable	0.4	18.5
Accrued liabilities	(12.5)	13.5
Accrued interest	7.1	8.9
Income taxes, net	2.1	4.0
Net cash provided by operating activities	12.0	13.8
Cash flows from investing activities
Capital expenditures	(7.6)	(5.0)
Net cash used in investing activities	(7.6)	(5.0)
Cash flows from financing activities
Borrowings on ABL Facility	0.4	0.3
Payments on ABL Facility	(0.4)	(0.3)
Purchases of Senior Secured Notes	(35.5)	—
Premium payment on partial extinguishment of debt	(2.2)	—
Principal payments under capital lease obligation	(0.3)	(0.2)
Dividends paid	(0.8)	(0.8)
Distribution to noncontrolling interest owner	—	(0.2)
Excess tax benefit from share-based compensation	0.1	—
Share repurchases	(0.4)	(0.1)
Net cash used in financing activities	(39.1)	(1.3)
Effect of foreign currency exchange rates	(0.1)	—
Net (decrease) increase in cash	(34.8)	7.5
Cash at beginning of period	83.5	44.6
Cash at end of period	$48.7	$52.1
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.9	$1.0
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
The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting periods. Actual amounts could differ from those estimates.
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2016. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Adoption of Accounting Standards
In 2015, we elected to early adopt Accounting Standard Update (“ASU”) No. 2015-3, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”) and ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), and we applied the requirements retrospectively to all periods presented in the consolidated balance sheets. Neither of these ASU’s affected the underlying accounting for interest or taxes, but rather only affected the presentation of such accounts in our consolidated financial statements. A summary of the reclassifications in the consolidated balance sheet as of March 31, 2015 is as follows:

	March 31, 2015
(in millions)	As previously reported	Adjustment	As Revised
Current deferred income tax asset	$30.2	$(30.2)	$—
Total current assets	497.0	(30.2)	466.8
Noncurrent deferred income tax asset	1.0	30.0	31.0
Other noncurrent assets	14.0	(9.0)	5.0
Total assets	620.9	(9.2)	611.7
Noncurrent portion of debt	379.6	(9.0)	370.6
Noncurrent deferred income tax liability	0.2	(0.2)	—
Total liabilities	587.3	(9.2)	578.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Recently Issued and Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718) (“ASU 2016-9”). ASU 2016-9 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The provisions of ASU 2016-9 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which is an amendment to ASU 2014-9 and defers its effective date by one year to interim and annual reporting periods beginning after December 15, 2017. It permits early adoption of the standard, but not before the original effective date of December 15, 2016. Further, in March 2016, the FASB issued ASU No. 2016-8, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606) (“ASU 2016-8”), which clarifies the implementation guidance on principal versus agent considerations. The revenue recognition guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.2	$8.1
Denominator
Weighted-average common shares outstanding	21.3	21.2
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.2	0.1
Weighted-average common shares outstanding, assuming dilution	21.5	21.3

Anti-dilutive shares excluded from above	—	0.3
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.57	$0.38
Diluted	$0.57	$0.38

3.	Segment Information
Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass and A.J. Oster.
Olin Brass is a leading manufacturer, fabricator and converter of non-ferrous products, including sheet, strip, foil, tube and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap. Olin Brass’s products are used in five primary markets: building and housing, munitions, automotive, coinage, and electronics / electrical components.
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
Corporate includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and Federal income taxes, overhead costs, all share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany balances and transactions.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA (as defined below), a non-GAAP measure.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	non-cash losses due to lower of cost or market adjustments to inventory;

•	non-cash gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	non-cash income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.
Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income:

	Three Months Ended March 31,
(in millions)	2016	2015
Net Sales, External Customers
Olin Brass	$131.6	$169.4
Chase Brass	128.1	156.0
A.J. Oster	69.2	74.8
Total net sales, external customers	$328.9	$400.2
Intersegment Net Sales
Olin Brass	$20.2	$15.3
Chase Brass	0.1	0.4
A.J. Oster	—	—
Total intersegment net sales	$20.3	$15.7
Adjusted EBITDA
Olin Brass	$13.3	$9.3
Chase Brass	19.2	21.4
A.J. Oster	5.1	3.5
Total adjusted EBITDA of segments	37.6	34.2
Corporate and Other	(3.9)	(4.9)
Depreciation expense	(3.6)	(3.3)
Interest expense	(8.4)	(10.0)
Unrealized gain on derivative contracts (a)	1.9	1.0
Loss on extinguishment of debt (b)	(2.9)	—
Specified legal/professional expenses (c)	(0.4)	(1.1)
Lower of cost or market adjustment to inventory (d)	(0.3)	(1.9)
Share-based compensation expense (e)	(1.1)	(0.7)
Restructuring and other business transformation charges (f)	—	(0.9)
Income before provision for income taxes and equity income	$18.9	$12.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(a)	Represents unrealized gains on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of Senior Secured Notes (see Note 7, “Financing”).

(c)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(d)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(f)	Restructuring and other business transformation charges for the three months ended March 31, 2015 represent severance charges at Olin Brass.

4.	Inventories
Inventories were as follows:

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Raw materials and supplies	$22.6	$31.3	$32.5
Work-in-process	63.6	69.7	69.8
Finished goods	73.4	75.3	82.5
Total inventories	$159.6	$176.3	$184.8
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at March 31, 2016, December 31, 2015 and March 31, 2015. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first out (“FIFO”) basis.
During the three months ended March 31, 2016 and 2015, we reduced the recorded value of certain domestic, non-copper metal inventory by $0.3 million and $1.9 million, respectively, resulting from the decline in market value of these metals. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying consolidated statements of operations.
Below is a summary of inventories valued at period-end market values compared to the as reported values.

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Market value	$202.1	$213.1	$265.2
As reported	159.6	176.3	184.8
Excess of market over reported value	$42.5	$36.8	$80.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Workers’ compensation plan deposits	$6.5	$6.0	$6.9
Deferred cost of sales - toll customers	4.2	4.0	20.1
Derivative contract assets	2.3	1.8	1.9
Prepaid insurance	1.1	2.0	1.8
Prepaid tooling	0.3	0.5	0.7
Other	3.2	3.1	2.6
Total prepaid expenses and other current assets	$17.6	$17.4	$34.0

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Workers’ compensation	$13.2	$13.3	$13.5
Compensation and benefits	12.3	23.8	24.6
Deferred sales revenue - toll customers	4.3	4.0	20.1
Insurance	2.6	2.6	2.4
Professional fees	2.6	2.5	2.3
Utilities	1.8	1.6	1.8
Taxes	1.2	1.3	1.6
Tooling	0.2	0.5	0.5
Other	3.4	4.3	3.6
Total accrued liabilities	$41.6	$53.9	$70.4

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Senior Secured Notes	$309.8	$345.3	$375.0
Deferred financing fees - Senior Secured Notes	(5.9)	(7.0)	(9.0)
ABL Facility	—	—	—
Obligations under capital lease	4.5	4.8	5.6
Total debt	308.4	343.1	371.6
Less: Current portion of capital lease obligations	(1.1)	(1.1)	(1.0)
Noncurrent portion of debt	$307.3	$342.0	$370.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Senior Secured Notes
We have $309.8 million of senior secured notes outstanding that mature on June 1, 2019 (the “Senior Secured Notes”) and are guaranteed by Holdings. Interest on the Senior Secured Notes accrues at the rate of 9.50% per annum and is payable semiannually in arrears on June 1 and December 1.
During the three months ended March 31, 2016, we purchased in the open market an aggregate of $35.5 million principal amount of our Senior Secured Notes for an aggregate purchase price of $37.7 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $2.9 million, which includes a premium of $2.2 million and the write-off of $0.7 million of unamortized debt issuance costs.
Subsequent to March 31, 2016, we purchased in the open market an aggregate of $4.5 million principal amount of our Senior Secured Notes for an aggregate purchase price of $4.7 million, plus accrued interest. We expect to recognize a loss on the extinguishment of debt of $0.3 million related to these purchases in the second quarter of 2016, which includes a premium of $0.2 million and the write-off of $0.1 million of unamortized debt issuance costs. We may, from time to time, continue to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
The credit agreement governing the ABL Facility (hereinafter defined) and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders up to 50% of its “Consolidated Net Income” (as such term is used in the Indenture) from April 1, 2012 to the end of GBC’s most recently ended fiscal quarter. As of March 31, 2016, all of the net assets of the subsidiaries are restricted except for $86.2 million, which are permitted for dividend distributions under the Indenture. As of March 31, 2016, we were in compliance with all of the covenants relating to the Indenture.
ABL Facility
Available borrowings under our asset-based revolving loan facility (the “ABL Facility”) were $200.0 million, $196.9 million and $200.0 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. As of March 31, 2016, December 31, 2015 and March 31, 2015, amounts outstanding, if any, under the ABL Facility accrued interest at a rate of 4.50%, 4.50% and 4.25%, respectively. Unused amounts under the ABL Facility incur an unused line fee of 0.50% per annum, payable in full on a quarterly basis.
The ABL Facility has an expiration date of June 1, 2017 and contains various debt covenants to which we are subject on an ongoing basis. As of March 31, 2016, we were in compliance with all of the covenants under the ABL Facility.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 35.4% and 36.3% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rates for the three months ended March 31, 2016 and 2015 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits and the domestic manufacturing deduction.
As of March 31, 2016, December 31, 2015 and March 31, 2015, we had $25.1 million, $25.1 million and $25.2 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three months ended March 31, 2016 or 2015. Accrued interest and penalties as of March 31, 2016, December 31, 2015 and March 31, 2015 were $0.1 million. Our liability for uncertain tax positions of $25.2 million, $25.2 million and $25.3 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

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
We manage credit risk associated with derivative contracts by executing derivative instruments with counterparties that we believe are credit-worthy. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative contracts, if any. If the credit- worthiness of these counterparties deteriorates, we believe the exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of amounts due to the Company from the counterparties, if any, with any amounts payable to the counterparties.
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
(in millions, except for number of contracts)	March 31, 2016		December 31, 2015		March 31, 2015
	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$29.0	750	$18.2	534	$16.0	471
Energy and utilities	3.7	92	4.3	114	6.1	113
Total	$32.7	842	$22.5	648	$22.1	584

	As of
(in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Notional amount - long	$37.5	$28.5	$30.4
Notional amount - (short)	(4.8)	(6.0)	(8.3)
Net long / (short)	$32.7	$22.5	$22.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

	As of March 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.8	$(0.7)	$1.1
Collateral on deposit	1.7	(0.5)	1.2
Total	$3.5	$(1.2)	$2.3

Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.3

	As of March 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.7	$(0.7)	$—
Energy and utilities	0.5	(0.5)	—
Total	$1.2	$(1.2)	$—

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.6	$(0.6)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	3.2	(1.4)	1.8
Total	$3.9	$(2.1)	$1.8

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.8

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Energy and utilities	0.4	(0.4)	—
Total	$2.1	$(2.1)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of March 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.2	$(1.2)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	2.9	(1.0)	1.9
Total	$4.2	$(2.3)	$1.9

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.9

	As of March 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.2	$(1.2)	$—
Energy and utilities	1.1	(1.1)	—
Total	$2.3	$(2.3)	$—

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2016	2015
Losses (gains) in cost of sales for:
Metal	$(1.3)	$(0.5)
Energy and utilities	0.5	0.1
Total	$(0.8)	$(0.4)

10.	Fair Value Measurements
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
As of March 31, 2016, December 31, 2015 and March 31, 2015, the fair value of our commodity derivative contracts was $2.3 million, $1.8 million and $1.9 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2016 or 2015.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of March 31, 2016, December 31, 2015 and March 31, 2015, the fair value of our Senior Secured Notes approximated $329.2 million, $365.2 million and $408.8 million, respectively, compared to a carrying value of $309.8 million, $345.3 million and $375.0 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

12.	Guarantor / Non-Guarantor Subsidiary Financial Information
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
The following condensed consolidating financial information presents the financial position, results of operations, comprehensive income and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors and (5) eliminations to arrive at the information for the Company on a consolidated basis. The condensed consolidating

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of the Parent, the Issuer, the Guarantors or the Non-Guarantors on a stand-alone basis.
As discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” we adopted ASU 2015-3 and ASU 2015-17 on December 31, 2015 and we applied the new guidance retrospectively to all prior periods presented in the accompanying financial statements to conform to the fiscal 2015 presentation. The adoption of ASU 2015-03 resulted in a decrease of $9.0 million in the Company’s and the Issuer’s other noncurrent assets and a corresponding decrease in the Company’s and the Issuer’s noncurrent portion of debt as of March 31, 2015 related to the retrospective reclassification of deferred financing fees incurred in connection with the issuance of the Senior Secured Notes. The adoption of ASU 2015-17 resulted in a decrease of $30.2 million in the Company’s and the Issuer’s current deferred income tax asset, a decrease of $0.2 million in the Company’s and the Issuer’s noncurrent deferred income tax liability and a corresponding net increase of $30.0 million to the Company’s and the Issuer’s noncurrent deferred income tax assets as of March 31, 2015 related to the retrospective reclassification of all deferred income taxes as noncurrent on the balance sheet.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of March 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$32.8	$4.7	$12.5	$(1.3)	$48.7
Accounts receivable, net of allowance	—	3.1	129.5	10.2	—	142.8
Inventories	—	—	149.1	12.1	(1.6)	159.6
Prepaid expenses and other current assets	—	10.2	6.9	0.5	—	17.6
Income tax receivable	—	0.8	—	—	(0.1)	0.7
Total current assets	—	46.9	290.2	35.3	(3.0)	369.4
Property, plant and equipment, net	—	0.4	111.8	0.5	—	112.7
Investment in subsidiaries	77.7	905.4	23.3	—	(1,006.4)	—
Intercompany accounts	—	—	571.1	—	(571.1)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.5	—	—	0.5
Deferred income taxes	—	36.9	—	—	—	36.9
Other noncurrent assets	—	1.8	1.9	—	—	3.7
Total assets	$77.7	$991.4	$1,003.2	$35.8	$(1,580.5)	$527.6
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1.1	$—	$—	$1.1
Accounts payable	—	1.6	68.2	2.0	(2.9)	68.9
Accrued liabilities	—	16.4	24.7	0.5	—	41.6
Accrued interest	—	10.1	—	—	—	10.1
Income tax payable	—	—	0.3	0.3	(0.1)	0.5
Total current liabilities	—	28.1	94.3	2.8	(3.0)	122.2
Noncurrent portion of debt	—	303.9	3.4	—	—	307.3
Other noncurrent liabilities	—	25.2	0.1	—	—	25.3
Intercompany accounts	9.2	556.5	—	5.4	(571.1)	—
Total liabilities	9.2	913.7	97.8	8.2	(574.1)	454.8
Global Brass and Copper Holdings, Inc. stockholders’ equity	68.5	77.7	905.4	23.3	(1,006.4)	68.5
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	68.5	77.7	905.4	27.6	(1,006.4)	72.8
Total liabilities and equity	$77.7	$991.4	$1,003.2	$35.8	$(1,580.5)	$527.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of December 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$68.8	$4.1	$12.3	$(1.7)	$83.5
Accounts receivable, net of allowance	—	3.1	106.1	10.4	—	119.6
Inventories	—	—	164.9	12.7	(1.3)	176.3
Prepaid expenses and other current assets	—	10.1	6.9	0.4	—	17.4
Income tax receivable	—	2.7	—	—	(0.3)	2.4
Total current assets	—	84.7	282.0	35.8	(3.3)	399.2
Property, plant and equipment, net	—	0.4	110.3	0.4	—	111.1
Investment in subsidiaries	65.4	872.1	22.3	—	(959.8)	—
Intercompany accounts	—	—	559.2	—	(559.2)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.5	—	—	0.5
Deferred income taxes	—	38.0	—	—	—	38.0
Other noncurrent assets	—	2.0	2.0	—	—	4.0
Total assets	$65.4	$997.2	$980.7	$36.2	$(1,522.3)	$557.2
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1.1	$—	$—	$1.1
Accounts payable	—	2.0	69.5	2.5	(3.0)	71.0
Accrued liabilities	—	19.3	34.0	0.6	—	53.9
Accrued interest	—	3.0	—	—	—	3.0
Income tax payable	—	—	0.2	0.3	(0.3)	0.2
Total current liabilities	—	24.3	104.8	3.4	(3.3)	129.2
Noncurrent portion of debt	—	338.3	3.7	—	—	342.0
Other noncurrent liabilities	—	25.2	0.1	—	—	25.3
Intercompany accounts	9.0	544.0	—	6.2	(559.2)	—
Total liabilities	9.0	931.8	108.6	9.6	(562.5)	496.5
Global Brass and Copper Holdings, Inc. stockholders’ equity	56.4	65.4	872.1	22.3	(959.8)	56.4
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	56.4	65.4	872.1	26.6	(959.8)	60.7
Total liabilities and equity	$65.4	$997.2	$980.7	$36.2	$(1,522.3)	$557.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Balance Sheet As of March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$39.3	$6.0	$8.8	$(2.0)	$52.1
Accounts receivable, net of allowance	—	2.8	174.7	14.4	—	191.9
Inventories	—	—	170.0	17.6	(2.8)	184.8
Prepaid expenses and other current assets	—	10.6	22.8	0.6	—	34.0
Income tax receivable	—	4.3	—	—	(0.3)	4.0
Total current assets	—	57.0	373.5	41.4	(5.1)	466.8
Property, plant and equipment, net	—	0.6	101.2	0.4	—	102.2
Investment in joint venture	—	—	1.7	—	—	1.7
Investment in subsidiaries	37.7	781.2	22.8	—	(841.7)	—
Intercompany accounts	—	—	428.0	—	(428.0)	—
Goodwill	—	—	4.4	—	—	4.4
Intangible assets, net	—	—	0.6	—	—	0.6
Deferred income taxes	—	31.0	—	—	—	31.0
Other noncurrent assets	—	2.8	2.2	—	—	5.0
Total assets	$37.7	$872.6	$934.4	$41.8	$(1,274.8)	$611.7
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1.0	$—	$—	$1.0
Accounts payable	—	3.6	96.5	3.1	(4.8)	98.4
Accrued liabilities	—	18.9	50.9	0.6	—	70.4
Accrued interest	—	12.1	—	—	—	12.1
Income tax payable	—	—	0.1	0.4	(0.3)	0.2
Total current liabilities	—	34.6	148.5	4.1	(5.1)	182.1
Noncurrent portion of debt	—	366.0	4.6	—	—	370.6
Other noncurrent liabilities	—	25.3	0.1	—	—	25.4
Intercompany accounts	8.4	409.0	—	10.6	(428.0)	—
Total liabilities	8.4	834.9	153.2	14.7	(433.1)	578.1
Global Brass and Copper Holdings, Inc. stockholders’ equity	29.3	37.7	781.2	22.8	(841.7)	29.3
Noncontrolling interest	—	—	—	4.3	—	4.3
Total equity	29.3	37.7	781.2	27.1	(841.7)	33.6
Total liabilities and equity	$37.7	$872.6	$934.4	$41.8	$(1,274.8)	$611.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$316.7	$16.5	$(4.3)	$328.9
Cost of sales	—	1.6	(270.9)	(14.4)	4.3	(279.4)
Gross profit	—	1.6	45.8	2.1	—	49.5
Selling, general and administrative expenses	(0.3)	(4.6)	(14.0)	(0.8)	—	(19.7)
Operating income (loss)	(0.3)	(3.0)	31.8	1.3	—	29.8
Interest expense	—	(8.3)	(0.1)	—	—	(8.4)
Loss on extinguishment of debt	—	(2.9)	—	—	—	(2.9)
Other income (expense), net	—	(0.1)	0.4	0.1	—	0.4
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(14.3)	32.1	1.4	—	18.9
(Provision for) benefit from income taxes	0.1	5.0	(11.3)	(0.5)	—	(6.7)
Income (loss) before equity income	(0.2)	(9.3)	20.8	0.9	—	12.2
Equity income, net of tax	12.4	21.7	0.9	—	(35.0)	—
Net income	12.2	12.4	21.7	0.9	(35.0)	12.2
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.2	$12.4	$21.7	$0.9	$(35.0)	$12.2

(in millions)	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$386.7	$21.7	$(8.2)	$400.2
Cost of sales	—	(1.4)	(342.9)	(20.2)	8.2	(356.3)
Gross profit (loss)	—	(1.4)	43.8	1.5	—	43.9
Selling, general and administrative expenses	(0.3)	(5.6)	(14.7)	(0.8)	—	(21.4)
Operating income (loss)	(0.3)	(7.0)	29.1	0.7	—	22.5
Interest expense	—	(9.9)	(0.1)	—	—	(10.0)
Other income (expense), net	—	(0.1)	(0.2)	0.2	—	(0.1)
Income (loss) before provision for (benefit from) income taxes and equity income	(0.3)	(17.0)	28.8	0.9	—	12.4
(Provision for) benefit from income taxes	0.1	6.0	(10.2)	(0.4)	—	(4.5)
Income (loss) before equity income	(0.2)	(11.0)	18.6	0.5	—	7.9
Equity income, net of tax	8.3	19.3	0.7	—	(28.1)	0.2
Net income	8.1	8.3	19.3	0.5	(28.1)	8.1
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.1	$8.3	$19.3	$0.5	$(28.1)	$8.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12.2	$12.4	$21.7	$0.9	$(35.0)	$12.2
Foreign currency translation adjustment, net of tax	(0.1)	(0.1)	(0.2)	(0.2)	0.5	(0.1)
Comprehensive income	12.1	12.3	21.5	0.7	(34.5)	12.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.1	$12.3	$21.5	$0.7	$(34.5)	$12.1

(in millions)	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8.1	$8.3	$19.3	$0.5	$(28.1)	$8.1
Foreign currency translation adjustment, net of tax	(0.2)	(0.2)	(0.3)	(0.2)	0.8	(0.1)
Comprehensive income	7.9	8.1	19.0	0.3	(27.3)	8.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$7.9	$8.1	$19.0	$0.2	$(27.3)	$7.9

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2016
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$1.1	$2.5	$8.4	$0.4	$(0.4)	$12.0
Cash flows from investing activities
Capital expenditures	—	—	(7.5)	(0.1)	—	(7.6)
Net cash used in investing activities	—	—	(7.5)	(0.1)	—	(7.6)
Cash flows from financing activities
Borrowings on ABL Facility	—	0.4	—	—	—	0.4
Payments on ABL Facility	—	(0.4)	—	—	—	(0.4)
Purchases of Senior Secured Notes	—	(35.5)	—	—	—	(35.5)
Premium payment on partial extinguishment of debt	—	(2.2)	—	—	—	(2.2)
Principal payments under capital lease obligation	—	—	(0.3)	—	—	(0.3)
Dividends paid	(0.8)	(0.8)	—	—	0.8	(0.8)
Excess tax benefit from share-based compensation	0.1	—	—	—	—	0.1
Share repurchases	(0.4)	—	—	—	—	(0.4)
Net cash used in financing activities	(1.1)	(38.5)	(0.3)	—	0.8	(39.1)
Effect of foreign currency exchange rates	—	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash	—	(36.0)	0.6	0.2	0.4	(34.8)
Cash at beginning of period	—	68.8	4.1	12.3	(1.7)	83.5
Cash at end of period	$—	$32.8	$4.7	$12.5	$(1.3)	$48.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(in millions)	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$0.9	$2.5	$7.4	$4.4	$(1.4)	$13.8
Cash flows from investing activities
Capital expenditures	—	—	(5.0)	—	—	(5.0)
Net cash used in investing activities	—	—	(5.0)	—	—	(5.0)
Cash flows from financing activities
Borrowings on ABL Facility	—	0.3	—	—	—	0.3
Payments on ABL Facility	—	(0.3)	—	—	—	(0.3)
Principal payments under capital lease obligation	—	—	(0.2)	—	—	(0.2)
Dividends paid	(0.8)	(0.8)	—	—	0.8	(0.8)
Distributions to noncontrolling interest owners	—	—	—	(0.2)	—	(0.2)
Share repurchases	(0.1)				—	(0.1)
Net cash used in financing activities	(0.9)	(0.8)	(0.2)	(0.2)	0.8	(1.3)
Net increase (decrease) in cash	—	1.7	2.2	4.2	(0.6)	7.5
Cash at beginning of period	—	37.6	3.8	4.6	(1.4)	44.6
Cash at end of period	$—	$39.3	$6.0	$8.8	$(2.0)	$52.1

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016, and subsequent Reports on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include, but are not limited to:

•	the impact of our indebtedness, including the effect of our ability to borrow money, fund working capital and operations and make new investments;

•	general economic conditions affecting the markets in which our products are sold;

•	our ability to implement our business strategies, including acquisition activities;

•	our ability to maintain business relationships with our customers on favorable terms;

•	our ability to continue implementing our balanced book approach to substantially reduce the impact of fluctuations in metal prices on our earnings and operating margins;

•	shrinkage from processing operations and metal price fluctuations, particularly copper;

•	the condition of various markets in which our customers operate, including the housing and commercial construction industries;

•	the impact of a loss in customer volume or demand or a shift by customers of their manufacturing or sourcing offshore;

•	our ability to compete effectively with existing and new competitors;

•	limitations on our ability to purchase raw materials, particularly copper;

•	fluctuations in commodity, energy and utility prices and costs;

•	our ability to maintain sufficient liquidity as commodity, energy and utility prices rise;

•	the effects of industry consolidation or competition in our business lines;

•
operational factors affecting the ongoing commercial operations of our facilities, including technology failures, catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs or unanticipated changes in energy and utility costs;

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016.
Changes in Certain GAAP and Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we also report “adjusted sales,” “adjusted gross profit,” “adjusted selling, general and administrative expenses,” “adjusted EBITDA” and “adjusted diluted earnings per common share” which are non-GAAP financial measures as defined below.
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
You should therefore not place undue reliance on adjusted sales, adjusted gross profit, adjusted selling, general and administrative expenses, adjusted EBITDA, adjusted diluted earnings per common share, or any ratios calculated using them. The most comparable US GAAP-based measure for each respective non-GAAP financial measure can be found in our unaudited consolidated financial statements and the related notes thereto included elsewhere in this report.
The following discussions present an analysis of certain GAAP and non-GAAP measures for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Adjusted sales were determined as follows:

	Three Months Ended March 31,		Change: 2016 vs. 2015
(in millions, except per pound values)	2016	2015	Amount	Percent
Pounds shipped (a)	131.3	128.6	2.7	2.1%
Net sales	$328.9	$400.2	$(71.3)	(17.8)%
Metal component of net sales	(193.5)	(265.3)	71.8	(27.1)%
Adjusted sales	$135.4	$134.9	$0.5	0.4%

Net sales per pound	$2.50	$3.11	$(0.61)	(19.6)%
Metal component of net sales per pound	(1.47)	(2.06)	0.59	(28.6)%
Adjusted sales per pound	$1.03	$1.05	$(0.02)	(1.9)%
Average copper price per pound (b)	$2.11	$2.66	$(0.55)	(20.7)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Net sales decreased by $71.3 million, or 17.8%, primarily as the result of a $71.8 million decline in the metal cost recovery component due to decreased metal prices and product mix ($73.5 million) and a decline in sales of unprocessed metals ($1.9 million), slightly offset by higher volume ($3.6 million). Adjusted sales increased by $0.5 million, predominantly due to a $4.8 million increase in volume, partially offset by a net $4.3 million unfavorable price impact. While our pricing initiatives to address appropriate returns given product and manufacturing complexities favorably impacted adjusted sales, these were overshadowed by unfavorable mix impacts, primarily due to the shift in volume from the coinage market to the munitions market.
Volume increased by 2.7 million pounds, or 2.1%, primarily due to increased demand within our munitions channel and in the building and housing market, partially offset by decreased demand in the coinage and industrial machinery and equipment markets.

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
Adjusted gross profit was determined as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Total gross profit	$49.5	$43.9	$5.6
Unrealized gain on derivative contracts (a)	(1.9)	(1.0)	(0.9)
Lower of cost or market adjustment to inventory (b)	0.3	1.9	(1.6)
Restructuring and other business transformation charges	—	0.4	(0.4)
Depreciation expense	3.1	2.9	0.2
Adjusted gross profit	$51.0	$48.1	$2.9

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
During the three months ended March 31, 2016 and 2015, we reduced the recorded value of certain domestic, non-copper metal inventory by $0.3 million and $1.9 million, respectively, resulting from the decline in market value of these metals.

Gross profit increased by $5.6 million, or 12.8%, primarily due to lower manufacturing conversion costs resulting from a reduction in the lower of cost or market charges, as previously discussed, as well as due to yield and productivity improvements. Adjusted gross profit increased by $2.9 million, predominantly due to yield and productivity improvements, partially offset by unfavorable changes in product mix, mainly due to the shift in volume from the coinage market to the munitions market.
Adjusted selling, general and administrative expenses
Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted selling, general and administrative expenses represent a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.

Adjusted selling, general and administrative expenses were determined as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Total selling, general and administrative expenses	$19.7	$21.4	$(1.7)
Specified legal / professional expenses	(0.4)	(1.1)	0.7
Share-based compensation expense	(1.1)	(0.7)	(0.4)
Restructuring and other business transformation charges	—	(0.5)	0.5
Depreciation and amortization expense	(0.5)	(0.4)	(0.1)
Adjusted selling, general and administrative expenses	$17.7	$18.7	$(1.0)
Selling, general and administrative expenses decreased by $1.7 million, or 7.9%, and adjusted selling, general and administrative expenses decreased by $1.0 million primarily due to lower employee and related costs.
Adjusted EBITDA
Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	non-cash losses due to lower of cost or market adjustments to inventory;

•	non-cash gains and losses due to the depletion of a LIFO layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	non-cash income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”)

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
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
Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the segment performance in a way that we believe reflects our core operating performance, and in turn, incentivize members of management and certain employees. For example, we use adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, measures similar to adjusted EBITDA are defined and used in the agreements governing our asset-based revolving loan facility (the “ABL Facility”) and our 9.50% senior secured notes due 2019 (“Senior Secured Notes”) to determine compliance with various financial covenants and tests.
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
Adjusted EBITDA was determined as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.2	$8.1	$4.1
Interest expense	8.4	10.0	(1.6)
Provision for income taxes	6.7	4.5	2.2
Depreciation expense	3.6	3.3	0.3
Unrealized gain on derivative contracts (a)	(1.9)	(1.0)	(0.9)
Loss on extinguishment of debt (b)	2.9	—	2.9
Non-cash accretion of income of Dowa Joint Venture (c)	—	(0.2)	0.2
Specified legal / professional expenses (d)	0.4	1.1	(0.7)
Lower of cost or market adjustment to inventory (e)	0.3	1.9	(1.6)
Share-based compensation expense (f)	1.1	0.7	0.4
Restructuring and other business transformation charges (g)	—	0.9	(0.9)
Adjusted EBITDA	$33.7	$29.3	$4.4

(a)	Represents unrealized gains on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our Senior Secured Notes.

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

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)	Represents non-cash lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(g)	Restructuring and other business transformation charges in 2015 represent severance charges at Olin Brass.
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $4.1 million, or 50.6%, mainly due to an increase in gross profit, a decrease in selling, general and administrative expenses and a decrease in interest expense, partially offset by the loss on extinguishment of debt and an increase in the provision for income taxes, as described elsewhere in this report.
Adjusted EBITDA increased by $4.4 million, or 15.0%, due to decreased manufacturing conversion costs stemming primarily from yield and productivity improvements and a decrease in selling, general and administrative expenses. These were partially offset by the unfavorable impact of changes in price largely resulting from a change in product mix as volumes shifted from the coinage market to the munitions market.
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

Adjusted diluted earnings per common share was determined as follows:

	Three Months Ended March 31,		Amount change:
	2016	2015	2016 vs. 2015
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share, as reported	$0.57	$0.38	$0.19
Unrealized gain on derivative contracts	(0.06)	(0.03)	(0.03)
Loss on extinguishment of debt	0.09	—	0.09
Specified legal / professional expenses	0.01	0.03	(0.02)
Lower of cost or market adjustment to inventory	0.01	0.06	(0.05)
Share-based compensation expense	0.03	0.02	0.01
Restructuring and other business transformation charges	—	0.03	(0.03)
Adjusted diluted earnings per common share (a)	$0.65	$0.49	$0.16

(a)	All adjustments include an estimated tax effect.

Results of Operations
Consolidated Results of Operations for the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015.

	Three Months Ended March 31,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$328.9	100.0%	$400.2	100.0%	$(71.3)	(17.8)%
Cost of sales	(279.4)	84.9%	(356.3)	89.0%	76.9	(21.6)%
Gross profit	49.5	15.1%	43.9	11.0%	5.6	12.8%
Selling, general and administrative expenses	(19.7)	6.0%	(21.4)	5.3%	1.7	(7.9)%
Operating income	29.8	9.1%	22.5	5.6%	7.3	32.4%
Interest expense	(8.4)	2.6%	(10.0)	2.5%	1.6	(16.0)%
Loss on extinguishment of debt	(2.9)	0.9%	—	—%	(2.9)	N/A
Other income (expense), net	0.4	0.1%	(0.1)	—%	0.5	N/M
Income before provision for income taxes and equity income	18.9	5.7%	12.4	3.1%	6.5	52.4%
Provision for income taxes	(6.7)	2.0%	(4.5)	1.1%	(2.2)	48.9%
Income before equity income	12.2	3.7%	7.9	2.0%	4.3	54.4%
Equity income, net of tax	—	—%	0.2	—%	(0.2)	(100.0)%
Net income	12.2	3.7%	8.1	2.0%	4.1	50.6%
Net income attributable to noncontrolling interest	—	—%	—	—%	—	N/A
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.2	3.7%	$8.1	2.0%	$4.1	50.6%
Adjusted EBITDA (a)	$33.7	10.2%	$29.3	7.3%	$4.4	15.0%

(a)	See “Changes in Certain GAAP and Non-GAAP Measures—Adjusted EBITDA.”
N/A - not applicable
N/M - not meaningful
The following discussions present an analysis of our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. See “Changes in Certain GAAP and Non-GAAP Measures” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper

Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $1.6 million primarily due to lower average principal borrowings on our debt facilities of $325.0 million in 2016 as compared to $380.7 million in 2015. The lower average borrowings are mainly the result of our purchasing $65.2 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first quarter of 2016.
The following table summarizes the components of interest expense:

	Three Months Ended March 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$7.7	$9.0	$(1.3)
Amortization of debt issuance costs	0.7	0.7	—
Capitalized interest	(0.3)	—	(0.3)
Other borrowing costs (a)	0.3	0.3	—
Total interest expense	$8.4	$10.0	$(1.6)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In the first quarter ended March 31, 2016, we purchased in the open market an aggregate of $35.5 million principal amount of our Senior Secured Notes for an aggregate purchase price of $37.7 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $2.9 million, which includes a premium of $2.2 million and the write-off of $0.7 million of unamortized debt issuance costs.
Provision for income taxes
The provision for income taxes increased by $2.2 million, or 48.9%, from $4.5 million to $6.7 million. The change in the provision for income taxes was due primarily to an increase in taxable income, the components of which are discussed elsewhere in this report. The effective income tax rate remained relatively flat at 35.4%, compared to 36.3% in prior year.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015.
The following discussions present an analysis of our results by segment for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended March 31,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	63.5	60.0	3.5	5.8%
Chase Brass	59.3	61.3	(2.0)	(3.3)%
A.J. Oster	18.9	18.1	0.8	4.4%
Corporate and other (b)	(10.4)	(10.8)	0.4	3.7%
Total	131.3	128.6	2.7	2.1%
Net sales
Olin Brass	$151.8	$184.7	$(32.9)	(17.8)%
Chase Brass	128.2	156.4	(28.2)	(18.0)%
A.J. Oster	69.2	74.8	(5.6)	(7.5)%
Corporate and other (b)	(20.3)	(15.7)	(4.6)	(29.3)%
Total	$328.9	$400.2	$(71.3)	(17.8)%
Adjusted EBITDA
Olin Brass	$13.3	$9.3	$4.0	43.0%
Chase Brass	19.2	21.4	(2.2)	(10.3)%
A.J. Oster	5.1	3.5	1.6	45.7%
Total adjusted EBITDA of operating segments	$37.6	$34.2	$3.4	9.9%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $32.9 million as the metal cost recovery component decreased by $34.2 million due to decreased metal prices and unfavorable product mix fluctuations, which were partially offset by higher volume ($5.4 million). Adjusted sales increased by $1.3 million due to increased volume of $4.4 million, partially offset by $3.1 million due to unfavorable product mix changes as concentration of munitions volumes increased and coinage volumes decreased due to fluctuations in demand.
Adjusted EBITDA increased by $4.0 million, primarily due to decreased manufacturing conversion costs resulting from improvements in productivity, yield and cost controls, increased volumes and unfavorable changes in product mix noted above.
Chase Brass
Net sales decreased by $28.2 million as the metal cost recovery component declined by $24.0 million due to lower metal prices ($20.2 million) and lower volume ($3.8 million). Adjusted sales decreased by $4.2 million, which was the result of decreased pricing ($2.8 million) and decreased volume ($1.4 million).

Volumes increased in the building and housing market and decreased in the transportation and industrial machinery and equipment markets, all due to underlying demand.
Adjusted EBITDA decreased by $2.2 million predominantly due to the decreased pricing and volumes.
A.J. Oster
Net sales decreased by $5.6 million, mostly because decreased metal prices led to an $8.9 million decrease in the metal cost recovery component of net sales. Adjusted sales increased by $3.3 million due to higher volume ($1.5 million) and the impact of increased selling prices ($1.8 million). A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Volumes rose due to increased demand in the automotive and electronics / electrical components markets.
Adjusted EBITDA increased by $1.6 million, which was primarily due to the impact of increased selling prices.

Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of March 31, 2016 as compared to the amounts as of December 31, 2015 and March 31, 2015. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
March 31, 2016 compared to December 31, 2015
Cash decreased by $34.8 million primarily due to purchases of Senior Secured Notes during the first quarter of 2016 and other factors as detailed in our consolidated statement of cash flows for the three months ended March 31, 2016.
Accounts receivable increased by $23.2 million due to increased volumes.
Inventories decreased by $16.7 million due to improved inventory management.
Accrued liabilities decreased by $12.3 million as annual incentive compensation rewards were paid in the first quarter.
Our non-current portion of debt decreased by $34.7 million, reflective of our open market purchase of $35.5 million of principal amount of Senior Secured Notes.
March 31, 2016 compared to March 31, 2015
Accounts receivable decreased by $49.1 million and accounts payable decreased by $29.5 million primarily due to decreased metal prices.
Inventory decreased by $25.2 million due to improved inventory management.
Prepaid expenses and other current assets decreased by $16.4 million predominantly due to a reduction in deferred cost of sales related to sales to toll customers. Similarly, accrued liabilities decreased by $28.8 million for the same reason, as well as due to the timing of incentive compensation payments.
Our non-current portion of debt decreased by $63.3 million, reflective of our open market purchases of Senior Secured Notes during the latter portion of 2015 and the first quarter 2016.
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
The credit agreement governing the ABL Facility and the indenture governing the Senior Secured Notes (the “Indenture”) limit the ability of GBC and its subsidiaries to pay dividends or distribute cash to Holdings and to its equityholders, although ordinary course dividends and distributions to meet the limited holding company expenses and related obligations at Holdings of up to $5.0 million per year are permitted under those agreements. Under the terms of the Indenture, GBC is also permitted to pay dividends or distribute to Holdings and its equityholders under certain restrictions. As of March 31, 2016, all of the net assets of the subsidiaries are restricted except for $86.2 million, which are permitted for dividend distributions under the Indenture.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount
Cash flows provided by operating activities	$12.0	$13.8	$(1.8)
Cash flows used in investing activities	$(7.6)	$(5.0)	$(2.6)
Cash flows used in financing activities	$(39.1)	$(1.3)	$(37.8)
Cash flows from operating activities
Net cash provided by operating activities decreased by $1.8 million due primarily to an increase in incentive compensation payments in 2016 (incentive compensation payments were made in the second rather than the first quarter of 2015), partially offset by improved working capital management.
Cash flows from investing activities
Our cash flows from investing activities increased by $2.6 million due to increased capital spending.
Cash flows from financing activities
Net cash used in financing activities increased by $37.8 million, as we used $37.7 million of cash to purchase Senior Secured Notes in the open market.
Outstanding Indebtedness
As described in Note 7, “Financing,” we made some open market purchases of our Senior Secured Notes. We may, from time to time, retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
The ABL Facility and the Indenture contain various covenants to which we are subject to on an ongoing basis. At March 31, 2016, we were in compliance with all of these covenants.
For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see Note 7, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K filed with the SEC on March 9, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Debt Purchase Authorization
Our Board of Directors authorized the purchase, subject to market conditions and other factors, of up to $150 million of our Senior Secured Notes in the open market or privately negotiated transactions. We purchased $35.5 million ($37.7 million including premium) in the first quarter of 2016 and $4.5 million ($4.7 million including premium) subsequent to March 31, 2016 of our Senior Secured Notes in the open market. The current unused balance of this authorization is approximately $75.0 million.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2016.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently, and from time to time, involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 9, 2016.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the SEC on March 9, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	*	*
February 1, 2016 through February 29, 2016	—	$—	*	*
March 1, 2016 through March 31, 2016	17,509	$22.07	*	*
Total	17,509	$22.07	*	*
________________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended March 31, 2016 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends
Both the ABL Facility and the Indenture governing the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See Note 11, “Financing,” of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 9, 2016 for further discussion of these restrictive covenants.
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
Date: May 5, 2016