Form 10-Q
period 2016-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2016-08-05
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐     No  ☒
On July 28, 2016, there were 21,592,348 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
June 30, 2016

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$58.9	$83.5
Accounts receivable (net of allowance of $0.5 and $1.2 at June 30, 2016 and December 31, 2015, respectively)	138.0	119.6
Inventories	166.5	176.3
Prepaid expenses and other current assets	19.1	17.4
Income tax receivable	2.9	2.4
Total current assets	385.4	399.2
Property, plant and equipment	171.1	158.8
Less: Accumulated depreciation	(54.6)	(47.7)
Property, plant and equipment, net	116.5	111.1
Goodwill	4.4	4.4
Intangible assets, net	0.5	0.5
Deferred income taxes	36.4	38.0
Other noncurrent assets	4.4	4.0
Total assets	$547.6	$557.2
Liabilities and equity
Current liabilities:
Current portion of capital lease obligation	$1.2	$1.1
Accounts payable	87.4	71.0
Accrued liabilities	34.4	53.9
Accrued interest	2.7	3.0
Income tax payable	0.1	0.2
Total current liabilities	125.8	129.2
Noncurrent portion of debt	303.0	342.0
Other noncurrent liabilities	37.4	25.3
Total liabilities	466.2	496.5
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,671,497 and 21,553,883 shares issued at June 30, 2016 and December 31, 2015, respectively	0.2	0.2
Additional paid-in capital	40.0	36.9
Retained earnings	41.3	22.3
Treasury stock - 79,149 and 46,729 shares at June 30, 2016 and December 31, 2015, respectively	(1.5)	(0.7)
Accumulated other comprehensive loss	(2.8)	(2.3)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	77.2	56.4
Noncontrolling interest	4.2	4.3
Total equity	81.4	60.7
Total liabilities and equity	$547.6	$557.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net sales	$337.9	$414.9	$666.8	$815.1
Cost of sales	(296.6)	(364.6)	(576.0)	(720.9)
Gross profit	41.3	50.3	90.8	94.2
Selling, general and administrative expenses	(19.8)	(21.9)	(39.5)	(43.3)
Operating income	21.5	28.4	51.3	50.9
Interest expense	(7.9)	(9.9)	(16.3)	(19.9)
Loss on extinguishment of debt	(0.4)	—	(3.3)	—
Gain on sale of investment in joint venture	—	6.3	—	6.3
Other income, net	—	0.2	0.4	0.1
Income before provision for income taxes and equity income	13.2	25.0	32.1	37.4
Provision for income taxes	(4.6)	(7.9)	(11.3)	(12.4)
Income before equity income	8.6	17.1	20.8	25.0
Equity income, net of tax	—	0.1	—	0.3
Net income	8.6	17.2	20.8	25.3
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.4	$17.1	$20.6	$25.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.39	$0.80	$0.97	$1.19
Diluted	$0.39	$0.80	$0.96	$1.18
Weighted average common shares outstanding:
Basic	21.3	21.3	21.3	21.2
Diluted	21.5	21.4	21.5	21.3
Dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$8.6	$17.2	$20.8	$25.3
Other comprehensive loss:
Foreign currency translation adjustment	(0.8)	(0.3)	(1.0)	(0.5)
Income tax benefit on foreign currency translation adjustment	0.3	0.1	0.4	0.2
Comprehensive income	8.1	17.0	20.2	25.0
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.2)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$8.0	$16.9	$20.1	$24.8
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(In millions, except share data)	Shares Outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation	172,678	—	1.9	—	—	—	1.9	—	1.9
Exercise of stock options	11,743	—	0.1	—	—	—	0.1	—	0.1
Share repurchases	(16,694)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	25.2	—	—	25.2	0.1	25.3
Other comprehensive (loss) income, net of tax	—	—	—	—	—	(0.4)	(0.4)	0.1	(0.3)
Balance at June 30, 2015	21,507,934	$0.2	$34.6	$13.5	$(0.7)	$(1.0)	$46.6	$4.4	$51.0

Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	117,614	—	2.7	—	—	—	2.7	—	2.7
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4
Dividends declared	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	20.6	—	—	20.6	0.2	20.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.5)	(0.5)	(0.1)	(0.6)
Balance at June 30, 2016	21,592,348	$0.2	$40.0	$41.3	$(1.5)	$(2.8)	$77.2	$4.2	$81.4
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$20.8	$25.3
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	0.1	2.5
Unrealized gain on derivatives	(2.6)	(0.7)
Depreciation	7.3	6.6
Amortization of debt issuance costs	1.3	1.4
Loss on extinguishment of debt	3.3	—
Share-based compensation expense	2.7	1.9
Excess tax benefit from share-based compensation	(0.4)	(0.1)
Provision for bad debts, net of reductions	(0.4)	0.6
Deferred income taxes	2.0	(2.6)
Loss on disposal of property, plant and equipment	—	0.3
Gain on sale of investment in joint venture	—	(6.3)
Equity earnings, net of distributions	—	0.1
Change in assets and liabilities:
Accounts receivable	(18.1)	(13.3)
Inventories	9.1	(9.3)
Prepaid expenses and other current assets	2.6	4.8
Accounts payable	17.5	23.1
Accrued liabilities	(10.5)	(6.0)
Accrued interest	(0.3)	—
Income taxes, net	1.1	7.4
Other, net	(0.3)	—
Net cash provided by operating activities	35.2	35.7
Cash flows from investing activities
Capital expenditures	(14.3)	(7.6)
Proceeds from sale of investment in joint venture	—	8.0
Net cash (used in) provided by investing activities	(14.3)	0.4
Cash flows from financing activities
Borrowings on ABL Facility	0.6	0.6
Payments on ABL Facility	(0.6)	(0.6)
Purchases of Senior Secured Notes	(40.0)	—
Premium payment on partial extinguishment of debt	(2.5)	—
Principal payments under capital lease obligation	(0.5)	(0.5)
Dividends paid	(1.6)	(1.6)
Distribution to noncontrolling interest owner	(0.2)	(0.2)
Proceeds from exercise of stock options	—	0.1
Excess tax benefit from share-based compensation	0.4	0.1
Share repurchases	(0.8)	(0.3)
Net cash used in financing activities	(45.2)	(2.4)
Effect of foreign currency exchange rates	(0.3)	0.1
Net (decrease) increase in cash	(24.6)	33.8
Cash at beginning of period	83.5	44.6
Cash at end of period	$58.9	$78.4
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$2.7	$2.7
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Principles of Consolidation
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”), through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), is operated and managed through three reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”).
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the six months ended June 30, 2016. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The FASB subsequently issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), ASU No. 2016-8, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606) (“ASU 2016-8”), ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606) and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which further clarify aspects of the initial ASU. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. The revenue recognition guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.4	$17.1	$20.6	$25.2
Denominator
Weighted-average common shares outstanding	21.3	21.3	21.3	21.2
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.2	0.1	0.2	0.1
Weighted-average common shares outstanding, assuming dilution	21.5	21.4	21.5	21.3

Anti-dilutive shares excluded from above	—	—	—	0.3
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.39	$0.80	$0.97	$1.19
Diluted	$0.39	$0.80	$0.96	$1.18

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Segment Information
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
Chase Brass is a leading manufacturer of solid brass rod in North America. Chase Brass primarily manufactures rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
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
Corporate includes compensation for corporate executives and staff, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and Federal income taxes, overhead costs, all share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany balances and transactions.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA (as defined below), a non-GAAP measure.
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	adjustments due to lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net Sales, External Customers
Olin Brass	$137.4	$192.8	$269.0	$362.2
Chase Brass	129.3	141.9	257.4	297.9
A.J. Oster	71.2	80.2	140.4	155.0
Total net sales, external customers	$337.9	$414.9	$666.8	$815.1
Intersegment Net Sales
Olin Brass	$17.6	$15.0	$37.8	$30.3
Chase Brass	0.5	0.8	0.6	1.2
Total intersegment net sales	$18.1	$15.8	$38.4	$31.5
Adjusted EBITDA
Olin Brass	$7.8	$17.7	$21.1	$27.0
Chase Brass	18.0	17.1	37.2	38.5
A.J. Oster	4.6	4.7	9.7	8.2
Total adjusted EBITDA of segments	30.4	39.5	68.0	73.7
Corporate and other	(4.5)	1.5	(8.4)	(3.4)
Depreciation expense	(3.7)	(3.3)	(7.3)	(6.6)
Interest expense	(7.9)	(9.9)	(16.3)	(19.9)
Net income attributable to noncontrolling interest	0.2	0.1	0.2	0.1
Unrealized gain (loss) on derivative contracts (a)	0.7	(0.3)	2.6	0.7
Loss on extinguishment of debt (b)	(0.4)	—	(3.3)	—
Equity method investment income (c)	—	(0.1)	—	(0.1)
Specified legal/professional expenses (d)	(0.2)	(0.7)	(0.6)	(1.8)
Lower of cost or market adjustment to inventory (e)	0.2	(0.6)	(0.1)	(2.5)
Share-based compensation expense (f)	(1.6)	(1.2)	(2.7)	(1.9)
Restructuring and other business transformation charges (g)	—	—	—	(0.9)
Income before provision for income taxes and equity income	$13.2	$25.0	$32.1	$37.4

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of Senior Secured Notes (see Note 7, “Financing”).

(c)	Excludes accretion income of $0.2 million for the six months ended June 30, 2015. Equity method investment income is exclusive to Olin Brass. In 2015, we sold our investment in the Dowa Joint Venture.

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)
For the three and six months ended June 30, 2015, represents lower of cost or market charges for the write down of domestic, non-copper metal inventory. For the three and six months ended June 30, 2016, represents recoveries of previous charges as market prices for certain non-copper metals increased, net of additional lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(g)	Restructuring and other business transformation charges for the six months ended June 30, 2015 represent severance charges at Olin Brass.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories
Inventories were as follows:

	As of
(in millions)	June 30, 2016	December 31, 2015
Raw materials and supplies	$30.7	$31.3
Work-in-process	71.7	69.7
Finished goods	64.1	75.3
Total inventories	$166.5	$176.3
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at June 30, 2016 and December 31, 2015. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first out (“FIFO”) basis.
During the three months ended June 30, 2016, we recorded a non-cash recovery of previous lower of cost or market charges for the write down of certain domestic, non-copper metal inventory, as well as additional charges for certain domestic, non-copper metal inventory resulting from the decline in market value of these metals, aggregating to a net recovery of $0.2 million. During the three months ended June 30, 2015, we recorded a write down of $0.6 million. During the six months ended June 30, 2016 and 2015, we recorded write down adjustments of $0.1 million (net of certain recoveries) and $2.5 million, respectively. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying unaudited consolidated statements of operations.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	June 30, 2016	December 31, 2015
Market value	$211.8	$213.1
As reported	166.5	176.3
Excess of market over reported value	$45.3	$36.8

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	June 30, 2016	December 31, 2015
Workers’ compensation plan deposits	$6.9	$6.0
Prepaid insurance	3.0	2.0
Deferred cost of sales - toll customers	2.3	4.0
Derivative contract assets	2.3	1.8
Prepaid tooling	0.1	0.5
Other	4.5	3.1
Total prepaid expenses and other current assets	$19.1	$17.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	June 30, 2016	December 31, 2015
Compensation and benefits	$16.1	$23.8
Workers’ compensation	2.7	13.3
Insurance	2.6	2.6
Professional fees	2.5	2.5
Deferred sales revenue - toll customers	2.3	4.0
Utilities	1.8	1.6
Taxes	1.2	1.3
Tooling	—	0.5
Other	5.2	4.3
Total accrued liabilities	$34.4	$53.9

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	June 30, 2016	December 31, 2015
Senior Secured Notes	$305.3	$345.3
Deferred financing fees - Senior Secured Notes	(5.4)	(7.0)
ABL Facility	—	—
Obligations under capital lease	4.3	4.8
Total debt	304.2	343.1
Less: Current portion of capital lease obligations	(1.2)	(1.1)
Noncurrent portion of debt	$303.0	$342.0
Discussion of Historical Debt Facilities
As of June 30, 2016, we were in compliance with all of the covenants relating to the senior secured notes then outstanding, which had a maturity date of June 1, 2019 (“Senior Secured Notes”).
During the six months ended June 30, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt in the three months ended June 30, 2016 of $0.4 million, which includes a premium of $0.3 million and the write-off of $0.1 million of unamortized debt issuance costs. We recognized a loss on the extinguishment of debt in the six months ended June 30, 2016 of $3.3 million, which includes a premium of $2.5 million and the write-off of $0.8 million of unamortized debt issuance costs.
As discussed under “Term Loan B Facility” hereafter, on July 18, 2016, we used the proceeds from the Term Loan B Facility, along with approximately $11.8 million of our own cash, to redeem all $305.3 million principal of our outstanding Senior Secured Notes and for ongoing working capital needs and other general corporate purposes. As part of the refinancing and in accordance with the indenture governing the Senior Secured Notes (“Indenture”), we called the notes at a redemption price of 104.75% plus accrued interest, and we terminated the related Indenture.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2016, we were in compliance with all of the covenants under the asset based revolving facility (“ABL Facility”) in existence at the time. Due to the refinancing discussed below, on July 18, 2016, we terminated this ABL Facility, at which time, no amounts were outstanding under the facility.
We will record the loss on extinguishment related to both the Senior Secured Notes and the former ABL facility in the third quarter of approximately $20 million, which reflects a call premium and the write off of the remaining debt issuance costs.
Refinancing
2016 ABL Facility
On July 18, 2016, we entered into a credit agreement with a syndicate of lenders that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “2016 ABL Facility”). No amounts were outstanding under this facility at closing.
The 2016 ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base. At closing, available borrowings under the 2016 ABL Facility were $200.0 million. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
Amounts outstanding, if any, under the 2016 ABL Facility bear interest at a rate per annum equal to, at our option, either (1) 0.25% to 0.75% subject to an average quarterly availability pricing grid set forth in the ABL Credit Agreement plus an Alternate Base Rate (as defined in the ABL Credit Agreement) or (2) 1.25% to 1.75% subject to an average quarterly availability pricing grid set forth in the ABL Credit Agreement plus the Adjusted LIBO Rate (as defined in the ABL Credit Agreement). Unused amounts under the 2016 ABL Facility incur an unused line fee of 0.375% or 0.25% per annum (depending on the percentage of aggregate revolving exposure), payable in arrears on a quarterly basis.
The ABL Credit Agreement requires us to prepay or cash collateralize the applicable portion of any outstanding revolving loans under circumstances as are customary in agreements of this type. However, we may voluntarily repay and reborrow outstanding loans under the 2016 ABL Facility at any time without a premium or penalty, other than customary “breakage” costs with respect to loans made utilizing the Adjusted LIBO Rate (as defined in the ABL Credit Agreement).
The ABL Credit Agreement also contains a financial covenant requiring us to maintain a fixed charge coverage ratio that is tested whenever excess availability, as defined in the ABL Credit Agreement, falls below the greater of $20.0 million or 10% of our potential borrowings. The “fixed charge coverage ratio” requires us to maintain a ratio of “Consolidated Adjusted EBITDA” to the amount of our “fixed charges” (for all terms, as defined in the ABL Credit Agreement) for the twelve consecutive months prior to the date on which the ratio is tested equal to or greater than 1.0 to 1.0.

Term Loan B Facility
Also on July 18, 2016, we entered into a long-term credit agreement that matures on July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”).
The Term Loan B Facility provides for borrowings of $320.0 million. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement). We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase).
The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. In addition, starting on December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The Term Loan B Credit Agreement also contains a financial covenant that requires us to maintain a total net leverage ratio that is tested quarterly. The “total net leverage ratio” requires us to maintain a ratio of the amount of total net debt to “Consolidated Adjusted EBITDA” (for all terms, as defined in the Term Loan B Credit Agreement) for the twelve consecutive months prior to the date on which the ratio is tested of no greater than 4.0 to 1.0.
In connection with the Term Loan B Facility, commencing on December 30, 2016, we must make quarterly payments of $0.8 million with the balance expected to be due on July 18, 2023.
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various other covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay.
A violation of covenants under either of the Credit Agreements may result in default or an event of default under the 2016 ABL Facility or Term Loan B Facility, as applicable (together, the “Facilities”). Upon the occurrence of an event of default under one or both of the Credit Agreements, the requisite lenders could elect to declare all amounts of such indebtedness outstanding to be immediately due and payable and terminate any commitments to extend further credit.
If we are unable to repay those amounts, the lenders under the applicable Credit Agreement may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the ABL Credit Agreement and the Term Loan B Credit Agreement. If the lenders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the Credit Agreements provide that any default under the Term Loan B Credit Agreement or the ABL Credit Agreement or other significant debt agreements could trigger a cross-default under the ABL Credit Agreement or Term Loan B Credit Agreement, as applicable.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 34.8% and 31.6% for the three months ended June 30, 2016 and 2015, respectively, and 35.2% and 33.2% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rates for the three and six months ended June 30, 2016 and 2015 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits (especially in 2015) and the domestic manufacturing deduction.
As of June 30, 2016 and December 31, 2015, we had $26.3 million and $25.1 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three and six months ended June 30, 2016 or 2015. Accrued interest and penalties as of June 30, 2016 and December 31, 2015 were $0.1 million. Our liability for uncertain tax positions of $26.4 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
Our U.S. federal returns for the period ended December 31, 2012 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2011 and all subsequent periods also remain open for audit.
On July 18, 2016, we refinanced our debt (see Note 7, “Financing”), which will reduce interest expense in future years. Due to this reduction of interest expense, we expect to release the valuation allowance currently recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million in the third quarter.

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
We manage credit risk associated with derivative contracts by executing derivative instruments with counterparties that we believe are credit-worthy. The amount of such credit risk is limited to the fair value of the derivative contract plus the unpaid portion of amounts due to us pursuant to terms of the derivative contracts, if any. If the credit- worthiness of these counterparties deteriorates, we believe the exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of amounts due to us from the counterparties, if any, with any amounts payable to the counterparties.
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	June 30, 2016		December 31, 2015
(in millions, except for number of contracts)	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$18.2	941	$18.2	534
Energy and utilities	2.7	53	4.3	114
Total	$20.9	994	$22.5	648

	As of
(in millions)	June 30, 2016	December 31, 2015
Notional amount - long	$35.9	$28.5
Notional amount - (short)	(15.0)	(6.0)
Net long / (short)	$20.9	$22.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the unaudited consolidated balance sheets, and the collateral deposited with counterparties:

	As of June 30, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$2.5	$(0.9)	$1.6
Energy and utilities	0.1	—	0.1
Collateral on deposit	0.6	—	0.6
Total	$3.2	$(0.9)	$2.3

Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.3

	As of June 30, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.9	$(0.9)	$—
Energy and utilities	—	—	—
Total	$0.9	$(0.9)	$—

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.6	$(0.6)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	3.2	(1.4)	1.8
Total	$3.9	$(2.1)	$1.8

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.8

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Energy and utilities	0.4	(0.4)	—
Total	$2.1	$(2.1)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Losses (gains) in cost of sales for:
Metal	$(0.7)	$0.4	$(2.0)	$(0.1)
Energy and utilities	(0.4)	0.3	0.1	0.4
Total	$(1.1)	$0.7	$(1.9)	$0.3

10.	Fair Value Measurements
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
As of June 30, 2016 and December 31, 2015, the fair value of our commodity derivative contracts was $2.3 million and $1.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2016 or 2015.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2016 and December 31, 2015, the fair value of our Senior Secured Notes approximated $321.7 million and $365.2 million, respectively, compared to a carrying value of $305.3 million and $345.3 million, respectively. The fair value of the Senior Secured Notes was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820). In July 2016, we redeemed all of our outstanding Senior Secured Notes (see Note 7, “Financing”).

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
On November 19, 2007 (the date of inception of GBC), we acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify us for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut related to environmental

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

conditions at such facilities, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at our properties, we could be required to assume responsibility for these activities, the cost of which could be material.
Legal Considerations
We are party to various legal proceedings arising in the ordinary course of business. We believe that none of our legal proceedings are individually material or that the aggregate exposure of all of our legal proceedings, including those that are probable and those that are only reasonably possible, is material to our financial condition, results of operations or cash flows.

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
Management’s View of Performance
In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we also report “adjusted sales,” “adjusted gross profit,” “adjusted selling, general and administrative expenses,” “adjusted EBITDA” and “adjusted diluted earnings per common share” which are non-GAAP financial measures as defined below.
Adjusted sales may not be comparable to similarly titled measures presented by other companies and is not a measure of operating performance or liquidity defined by US GAAP. Adjusted gross profit, adjusted selling, general and administrative expenses and adjusted diluted earnings per common share may not be comparable to similarly titled measures presented by other companies and are not measures of operating performance or liquidity defined by US GAAP. Adjusted EBITDA is not intended as an alternative to net income or as an alternative to any other measure of performance in conformity with US GAAP or as an alternative to cash flow provided by (used in) operating activities as a measure of liquidity.
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
The following discussions present an analysis of certain GAAP and non-GAAP measures for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, as well as for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Net sales and adjusted sales
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Change: 2016 vs. 2015		YTD Change: 2016 vs. 2015
(in millions, except per pound values)	2016	2015	2016	2015	Amount	Percent	Amount	Percent
Pounds shipped (a)	131.8	132.8	263.1	261.4	(1.0)	(0.8)%	1.7	0.7%
Net sales	$337.9	$414.9	$666.8	$815.1	$(77.0)	(18.6)%	$(148.3)	(18.2)%
Metal component of net sales	(201.1)	(274.3)	(394.6)	(539.7)	73.2	(26.7)%	145.1	(26.9)%
Adjusted sales	$136.8	$140.6	$272.2	$275.4	$(3.8)	(2.7)%	$(3.2)	(1.2)%

Net sales per pound	$2.56	$3.12	$2.53	$3.12	$(0.56)	(17.9)%	$(0.59)	(18.9)%
Metal component of net sales per pound	(1.52)	(2.06)	(1.50)	(2.07)	0.54	(26.2)%	0.57	(27.5)%
Adjusted sales per pound	$1.04	$1.06	$1.03	$1.05	$(0.02)	(1.9)%	$(0.02)	(1.9)%
Average copper price per pound (b)	$2.13	$2.77	$2.12	$2.72	$(0.64)	(23.1)%	$(0.60)	(22.1)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Net sales decreased by $77.0 million, or 18.6%, primarily as the result of a $73.2 million decline in the metal cost recovery component due to decreased metal prices ($57.1 million) and a decrease in sales of unprocessed metals ($14.0 million). Adjusted sales decreased by $3.8 million, predominantly due to a $3.6 million (less than 1%) decrease in volume as a result of decreased demand in the coinage, transportation and industrial machinery and equipment markets, partially mitigated by increased demand within the building and housing market.
In addition, our Olin Brass production facility experienced an outage during the quarter resulting from an equipment failure of an intermediate processing component within our mill. As a result, this segment was unable to ship and sell product at normal levels, resulting in decreased volumes.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Net sales decreased by $148.3 million, or 18.2%, primarily as the result of a $145.1 million decline in the metal cost recovery component due to decreased metal prices and product mix ($130.6 million) and a decline in sales of unprocessed metals ($15.9 million). Adjusted sales decreased by $3.2 million due to a $4.5 million unfavorable price impact partially mitigated by a $1.3 million benefit from increased volumes due to increased demand in munitions and building and housing, partially offset by lower demand in coinage and industrial machinery and equipment. Consistent with our second quarter, our pricing initiatives were overshadowed by unfavorable mix impacts and decreased metal margins.
Gross profit and adjusted gross profit
Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA. Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. We believe that adjusted gross profit supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted gross profit represents a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.
Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Amount change:	YTD Amount change:
(in millions)	2016	2015	2016	2015	2016 vs. 2015	2016 vs. 2015
Total gross profit	$41.3	$50.3	$90.8	$94.2	$(9.0)	$(3.4)
Unrealized (gain) loss on derivative contracts (a)	(0.7)	0.3	(2.6)	(0.7)	(1.0)	(1.9)
Lower of cost or market adjustment to inventory (b)	(0.2)	0.6	0.1	2.5	(0.8)	(2.4)
Restructuring and other business transformation charges	—	—	—	0.4	—	(0.4)
Depreciation expense	3.3	3.0	6.4	5.9	0.3	0.5
Adjusted gross profit	$43.7	$54.2	$94.7	$102.3	$(10.5)	$(7.6)

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
For the three and six months ended June 30, 2015, represents lower of cost or market charges for the write down of domestic, non-copper metal inventory. For the three and six months ended June 30, 2016, represents recoveries of previous charges as market prices for certain non-copper metals increased, net of additional lower of cost or market charges for the write down of domestic, non-copper metal inventory.

Three months ended June 30, 2016 compared to three months ended June 30, 2015
Gross profit decreased by $9.0 million, or 17.9% and adjusted gross profit decreased by $10.5 million, primarily due to increased costs and decreased volumes resulting from the previously described production outage at Olin Brass.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Gross profit decreased by $3.4 million, or 3.6%, and adjusted gross profit decreased by $7.6 million primarily due to increased costs resulting from the Olin Brass production outage previously discussed, as well as unfavorable changes in product mix. Additionally, gross profit benefited from a reduction in lower of cost or market charges and favorable fluctuations in unrealized gains / losses on derivative contracts.
Selling, general and administrative expenses and adjusted selling, general and administrative expenses
Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted selling, general and administrative expenses represent a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.

Selling, general and administrative expenses is reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Amount change:	YTD Amount change:
(in millions)	2016	2015	2016	2015	2016 vs. 2015	2016 vs. 2015
Total selling, general and administrative expenses	$19.8	$21.9	$39.5	$43.3	$(2.1)	$(3.8)
Specified legal / professional expenses	(0.2)	(0.7)	(0.6)	(1.8)	0.5	1.2
Share-based compensation expense	(1.6)	(1.2)	(2.7)	(1.9)	(0.4)	(0.8)
Restructuring and other business transformation charges	—	—	—	(0.5)	—	0.5
Depreciation and amortization expense	(0.4)	(0.3)	(0.9)	(0.7)	(0.1)	(0.2)
Adjusted selling, general and administrative expenses	$17.6	$19.7	$35.3	$38.4	$(2.1)	$(3.1)
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Selling, general and administrative expenses decreased by $2.1 million, or 9.6%, and adjusted selling, general and administrative expenses (defined below) decreased by $2.1 million, primarily due to lower employee and related costs.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Selling, general and administrative expenses decreased by $3.8 million, or 8.8%, and adjusted selling, general and administrative expenses decreased by $3.1 million, primarily due to lower employee and related costs.
Net income and adjusted EBITDA
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	adjustments due to lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”)

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Net income attributable to Global Brass and Copper Holdings, Inc. is the most directly comparable US GAAP measure to adjusted EBITDA.
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
Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate the segment performance in a way that we believe reflects our core operating performance, and in turn, incentivize members of management and certain employees. For example, we use adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins. In addition, measures similar to adjusted EBITDA are defined and used in our former agreements governing our ABL Facility and Senior Secured Notes, as well as our agreement governing our new asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement”) and our new agreement governing our loans under the long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement”) to determine compliance with various financial covenants and tests.

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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Amount change:	YTD Amount change:
(in millions)	2016	2015	2016	2015	2016 vs. 2015	2016 vs. 2015
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.4	$17.1	$20.6	$25.2	$(8.7)	$(4.6)
Interest expense	7.9	9.9	16.3	19.9	(2.0)	(3.6)
Provision for income taxes	4.6	7.9	11.3	12.4	(3.3)	(1.1)
Depreciation expense	3.7	3.3	7.3	6.6	0.4	0.7
Unrealized (gain) loss on derivative contracts (a)	(0.7)	0.3	(2.6)	(0.7)	(1.0)	(1.9)
Loss on extinguishment of debt (b)	0.4	—	3.3	—	0.4	3.3
Non-cash accretion of income of Dowa Joint Venture (c)	—	—	—	(0.2)	—	0.2
Specified legal / professional expenses (d)	0.2	0.7	0.6	1.8	(0.5)	(1.2)
Lower of cost or market adjustment to inventory (e)	(0.2)	0.6	0.1	2.5	(0.8)	(2.4)
Share-based compensation expense (f)	1.6	1.2	2.7	1.9	0.4	0.8
Restructuring and other business transformation charges (g)	—	—	—	0.9	—	(0.9)
Adjusted EBITDA	$25.9	$41.0	$59.6	$70.3	$(15.1)	$(10.7)

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our Senior Secured Notes.

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

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)	Represents the impact of lower of cost or market adjustments to domestic, non-copper metal inventory.

(f)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(g)	Restructuring and other business transformation charges in 2015 represent severance charges at Olin Brass.

Three months ended June 30, 2016 compared to three months ended June 30, 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $8.7 million, or 50.9%, mainly due to the aforementioned decrease in gross profit and the fact that the prior year includes a gain on the sale of our joint venture, partially offset by decreased selling, general and administrative expenses, interest expense and provision for income taxes.
Adjusted EBITDA decreased by $15.1 million, or 36.8%, primarily due to the impact from the aforementioned Olin Brass production outage and the fact that the prior year includes a gain on the sale of our joint venture.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $4.6 million, or 18.3%, mainly due to the aforementioned decrease in gross profit, the fact that the prior year includes a gain on the sale of our joint venture, as well as the current year loss on extinguishment of debt, partially offset by decreased selling, general and administrative expenses, interest expense and provision for income taxes.
Adjusted EBITDA decreased by $10.7 million, or 15.2%, due to the gross profit impact of the aforementioned Olin Brass production outage, the fact that the prior year includes a gain on the sale of our joint venture and the unfavorable product mix within our segments (Olin Brass volumes shifted from the coinage market to the munitions market and Chase volumes shifted from the transportation and industrial machinery and equipment markets to the building and housing market) partially offset by a decrease in selling, general and administrative expenses.
Diluted income per common share and adjusted diluted earnings per common share
Diluted income per common share decreased by $0.41 and $0.22 for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 for the reasons noted above. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the after-tax impact of the add backs to EBITDA in calculating adjusted EBITDA.
We believe adjusted diluted earnings per common share represents a meaningful presentation of the financial performance of our consolidated results, in order to provide period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted diluted earnings per share is the key metric used by our Chief Operating Decision Maker to evaluate the Company’s performance, and in turn, incentivize members of management and certain employees.
We believe that adjusted diluted earnings per common share supplements our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		QTR Amount change:	YTD Amount change:
	2016	2015	2016	2015	2016 vs. 2015	2016 vs. 2015
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.39	$0.80	$0.96	$1.18	$(0.41)	$(0.22)
Unrealized (gain) loss on derivative contracts	(0.03)	0.02	(0.12)	(0.03)	(0.05)	(0.09)
Loss on extinguishment of debt	0.02	—	0.15	—	0.02	0.15
Non-cash accretion of income of Dowa Joint Venture	—	—	—	(0.01)	—	0.01
Specified legal / professional expenses	0.01	0.03	0.03	0.08	(0.02)	(0.05)
Lower of cost or market adjustment to inventory	(0.01)	0.03	—	0.12	(0.04)	(0.12)
Share-based compensation expense	0.08	0.06	0.13	0.09	0.02	0.04
Restructuring and other business transformation charges	—	—	—	0.05	—	(0.05)
Tax impact on above adjustments (a)	$(0.03)	$(0.05)	$(0.07)	$(0.11)	$0.02	$0.04
Adjusted diluted earnings per common share	$0.43	$0.89	$1.08	$1.37	$(0.46)	$(0.29)

(a) Calculated based on our estimated tax rate.

Results of Operations
Consolidated Results of Operations for the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015.

	Three Months Ended June 30,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$337.9	100.0%	$414.9	100.0%	$(77.0)	(18.6)%
Cost of sales	(296.6)	87.8%	(364.6)	87.9%	68.0	(18.7)%
Gross profit	41.3	12.2%	50.3	12.1%	(9.0)	(17.9)%
Selling, general and administrative expenses	(19.8)	5.9%	(21.9)	5.3%	2.1	(9.6)%
Operating income	21.5	6.4%	28.4	6.8%	(6.9)	(24.3)%
Interest expense	(7.9)	2.3%	(9.9)	2.4%	2.0	(20.2)%
Loss on extinguishment of debt	(0.4)	0.1%	—	—%	(0.4)	N/A
Gain on sale of investment in joint venture	—	—%	6.3	1.5%	(6.3)	(100.0)%
Other income, net	—	—%	0.2	—%	(0.2)	(100.0)%
Income before provision for income taxes and equity income	13.2	3.9%	25.0	6.0%	(11.8)	(47.2)%
Provision for income taxes	(4.6)	1.4%	(7.9)	1.9%	3.3	(41.8)%
Income before equity income	8.6	2.5%	17.1	4.1%	(8.5)	(49.7)%
Equity income, net of tax	—	—%	0.1	—%	(0.1)	(100.0)%
Net income	8.6	2.5%	17.2	4.1%	(8.6)	(50.0)%
Less: Net income attributable to noncontrolling interest	(0.2)	0.1%	(0.1)	—%	(0.1)	100.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$8.4	2.5%	$17.1	4.1%	$(8.7)	(50.9)%
Adjusted EBITDA (a)	$25.9	7.7%	$41.0	9.9%	$(15.1)	(36.8)%
________________________

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
N/A - not applicable

The following discussions present an analysis of our results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $2.0 million primarily due to lower average principal borrowings on our debt facilities as we bought back an aggregate of $69.7 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016.

The following table summarizes the components of interest expense:

	Three Months Ended June 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount
Interest on principal	$7.4	$9.0	$(1.6)
Amortization of debt issuance costs	0.6	0.7	(0.1)
Capitalized interest	(0.3)	—	(0.3)
Other borrowing costs (a)	0.2	0.2	—
Total interest expense	$7.9	$9.9	$(2.0)
________________________

(a)	Includes unused line of credit fees.

Loss on extinguishment of debt

In the second quarter ended June 30, 2016, we bought back an aggregate of $4.5 million principal amount of our Senior Secured Notes for an aggregate purchase price of $4.8 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $0.4 million, which includes a premium of $0.3 million and the write-off of $0.1 million of unamortized debt issuance costs.

Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. During the three months ended June 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes decreased by $3.3 million, due primarily to a decrease in income before provision for income taxes and equity income, the components of which are discussed elsewhere in this report. The effective income tax rate increased from 31.6% to 34.8%, resulting from a decrease in the utilization of foreign tax credits due to the 2015 sale of our investment in joint venture and a slight decrease in the domestic manufacturing deduction.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015.
The following discussions present an analysis of our results by segment for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended June 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	62.7	71.0	(8.3)	(11.7)%
Chase Brass	58.0	53.8	4.2	7.8%
A.J. Oster	19.3	19.2	0.1	0.5%
Corporate and other (b)	(8.2)	(11.2)	3.0	26.8%
Total	131.8	132.8	(1.0)	(0.8)%
Net sales
Olin Brass	$155.0	$207.8	$(52.8)	(25.4)%
Chase Brass	129.8	142.7	(12.9)	(9.0)%
A.J. Oster	71.2	80.2	(9.0)	(11.2)%
Corporate and other (b)	(18.1)	(15.8)	(2.3)	(14.6)%
Total	$337.9	$414.9	$(77.0)	(18.6)%
Adjusted EBITDA
Olin Brass	$7.8	$17.7	$(9.9)	(55.9)%
Chase Brass	18.0	17.1	0.9	5.3%
A.J. Oster	4.6	4.7	(0.1)	(2.1)%
Total adjusted EBITDA of operating segments	$30.4	$39.5	$(9.1)	(23.0)%
Corporate and other	(4.5)	1.5	(6.0)	N/M
Total consolidated adjusted EBITDA	$25.9	$41.0	$(15.1)	(36.8)%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
N/M - not meaningful

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $52.8 million as the metal cost recovery component decreased by $43.9 million. The decrease is due to lower sales of unprocessed metal, decreased metal prices and unfavorable product mix fluctuations ($32.8 million). Decreased volumes resulting from the production outage contributed $11.1 million to the decrease in net sales. Adjusted sales decreased by $8.9 million due to these lower volumes as well.
Volumes decreased, mostly due to the production outage, which deferred some volumes from the first half to the second half of 2016. Additionally, volumes in the coinage market decreased due to underlying demand.
Adjusted EBITDA decreased by $9.9 million, due primarily to the production outage and decreased volumes. We carry various types of insurance, including property and business interruption insurance and are actively seeking recovery from our insurance carrier for losses in excess of our $2.5 million deductible.

Chase Brass
Net sales decreased by $12.9 million as the metal cost recovery component of net sales declined due to decreased metal prices ($21.8 million), partially mitigated by increased volumes ($8.2 million). Adjusted sales increased by $0.7 million due to increased volumes ($2.7 million) and decreased pricing ($2.0 million) resulting from unfavorable product mix fluctuations and decreased metal margins.
Volumes increased in the building and housing market and decreased in the industrial and machinery equipment and transportation markets due to demand.
Adjusted EBITDA increased by $0.9 million due to the increase in volumes and decreased manufacturing conversion costs, partially offset by unfavorable product mix fluctuations.
A.J. Oster
Net sales decreased by $9.0 million due to decreased metal prices ($11.4 million). While volumes were relatively flat, adjusted sales increased by $2.1 million primarily due to favorable pricing as A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Adjusted EBITDA was also relatively flat, although the impact of favorable pricing was dampened by certain price increases from Olin Brass.

Results of Operations
Consolidated Results of Operations for the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015.

	Six Months Ended June 30,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$666.8	100.0%	$815.1	100.0%	$(148.3)	(18.2)%
Cost of sales	(576.0)	86.4%	(720.9)	88.4%	144.9	(20.1)%
Gross profit	90.8	13.6%	94.2	11.6%	(3.4)	(3.6)%
Selling, general and administrative expenses	(39.5)	5.9%	(43.3)	5.3%	3.8	(8.8)%
Operating income	51.3	7.7%	50.9	6.2%	0.4	0.8%
Interest expense	(16.3)	2.4%	(19.9)	2.4%	3.6	(18.1)%
Loss on extinguishment of debt	(3.3)	0.5%	—	—%	(3.3)	N/A
Gain on sale of investment in joint venture	—	—%	6.3	0.8%	(6.3)	(100.0)%
Other income, net	0.4	0.1%	0.1	—%	0.3	N/M
Income before provision for income taxes and equity income	32.1	4.8%	37.4	4.6%	(5.3)	(14.2)%
Provision for income taxes	(11.3)	1.7%	(12.4)	1.5%	1.1	(8.9)%
Income before equity income	20.8	3.1%	25.0	3.1%	(4.2)	(16.8)%
Equity income, net of tax	—	—%	0.3	—%	(0.3)	(100.0)%
Net income	20.8	3.1%	25.3	3.1%	(4.5)	(17.8)%
Net income attributable to noncontrolling interest	(0.2)	—%	(0.1)	—%	(0.1)	100.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$20.6	3.1%	$25.2	3.1%	$(4.6)	(18.3)%
Adjusted EBITDA (a)	$59.6	8.9%	$70.3	8.6%	$(10.7)	(15.2)%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/A - not applicable
N/M - not meaningful

The following discussions present an analysis of our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $3.6 million primarily due to lower average principal borrowings on our debt facilities as we bought back an aggregate of $69.7 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016.
The following table summarizes the components of interest expense:

	Six Months Ended June 30,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$15.1	$18.0	$(2.9)
Amortization of debt issuance costs	1.3	1.4	(0.1)
Capitalized interest	(0.6)	—	(0.6)
Other borrowing costs (a)	0.5	0.5	—
Total interest expense	$16.3	$19.9	$(3.6)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

During the six months ended June 30, 2016, we bought back an aggregate of $40.0 million principal amount of our Senior Secured Notes for an aggregate purchase price of $42.5 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.3 million, which includes a premium of $2.5 million and the write-off of $0.8 million of unamortized debt issuance costs.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. During the six months ended June 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes decreased by $1.1 million, due to a decrease in income before provision for income taxes and equity income, the components of which are discussed elsewhere in this report. The effective income tax rate increased to 35.2%, from 33.2% in prior year, resulting from a decrease in the utilization of foreign tax credits due to the 2015 sale of our investment in joint venture and a slight decrease in the domestic manufacturing deduction.

Segment Results of Operations
Segment Results of Operations for the Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015.
The following discussions present an analysis of our results by segment for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Six Months Ended June 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	126.2	130.9	(4.7)	(3.6)%
Chase Brass	117.3	115.2	2.1	1.8%
A.J. Oster	38.2	37.3	0.9	2.4%
Corporate and other (b)	(18.6)	(22.0)	3.4	15.5%
Total	263.1	261.4	1.7	0.7%
Net sales
Olin Brass	$306.8	$392.5	$(85.7)	(21.8)%
Chase Brass	258.0	299.1	(41.1)	(13.7)%
A.J. Oster	140.4	155.0	(14.6)	(9.4)%
Corporate and other (b)	(38.4)	(31.5)	(6.9)	(21.9)%
Total	$666.8	$815.1	$(148.3)	(18.2)%
Adjusted EBITDA
Olin Brass	$21.1	$27.0	$(5.9)	(21.9)%
Chase Brass	37.2	38.5	(1.3)	(3.4)%
A.J. Oster	9.7	8.2	1.5	18.3%
Total adjusted EBITDA of operating segments	$68.0	$73.7	$(5.7)	(7.7)%
Corporate and other	(8.4)	(3.4)	(5.0)	N/M
Total consolidated adjusted EBITDA	$59.6	$70.3	$(10.7)	(15.2)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
N/M - not meaningful

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $85.7 million as the metal cost recovery component decreased by $78.1 million due to decreased metal prices ($72.4 million) and decreased volumes ($5.7 million). Adjusted sales decreased by $7.6 million due to decreased volumes ($5.3 million) resulting from the production outage. Also, unfavorable product mix changes contributed $2.3 million to the decrease as volumes were more concentrated in munitions and less in coinage.
We expect a significant portion of the volumes lost in the second quarter of 2016 due to the production outage to be shifted into the second half of the year.
Adjusted EBITDA decreased by $5.9 million primarily due to the impact of the previously discussed production outage, decreased volumes and the unfavorable changes in product mix noted above. These were partially offset by decreased selling, general and administrative expenses.

Chase Brass
Net sales decreased by $41.1 million as the metal cost recovery component declined by $37.7 million due to lower metal prices ($42.0 million), partially ameliorated by increased volumes ($4.3 million). Adjusted sales decreased by $3.4 million, which was the result of decreased pricing ($4.8 million) and improved volumes ($1.4 million). Pricing decreased both as a result of unfavorable product mix fluctuations, as well as in response to competition in the market.
Volumes increased in the building and housing market and decreased in the transportation and industrial machinery and equipment markets, all due to underlying demand.
Adjusted EBITDA decreased by $1.3 million predominantly due to the decreased pricing, partially ameliorated by a variety of other factors.
A.J. Oster
Net sales decreased by $14.6 million, as the metal cost recovery component declined by $20.0 million due to lower metal prices ($22.2 million), somewhat mitigated by increased volumes ($2.2 million). Adjusted sales increased by $5.4 million due to the impact of increased selling prices ($3.8 million) and increased volume ($1.6 million). A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Volumes increased primarily due to increased demand in the electronics / electrical components markets.
Adjusted EBITDA increased by $1.5 million, due to the impact of increased selling prices, which were partially offset by increased pricing from Olin Brass.

Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of June 30, 2016 as compared to the amounts as of December 31, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
June 30, 2016 compared to December 31, 2015
Cash decreased by $24.6 million due to our Senior Secured Notes buybacks during the first half of 2016 and other factors as detailed in our consolidated statement of cash flows for the six months ended June 30, 2016.
Accounts receivable increased by $18.4 million due to increased volumes.
Accounts payable increased by $16.4 million due to an increase in days payable outstanding.
Accrued liabilities decreased by $19.5 million as annual incentive compensation awards were paid in the first half of the year and additionally, certain workers’ compensation liabilities were reclassified to noncurrent liabilities as of June 30, 2016.
Our non-current portion of debt decreased by $39.0 million, reflective of our buying back $40.0 million of principal amount of Senior Secured Notes.
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

As of June 30, 2016, our debt facilities consisted of our senior secured notes and an asset-based revolving credit facility, both of which were refinanced subsequent to June 30, 2016.
We entered into the 2016 ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) on July 18, 2016, which contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount
Cash flows provided by operating activities	$35.2	$35.7	$(0.5)
Cash flows (used in) provided by investing activities	$(14.3)	$0.4	$(14.7)
Cash flows used in financing activities	$(45.2)	$(2.4)	$(42.8)
Cash flows from operating activities
Net cash provided by operating activities decreased by $0.5 million, as the result of incentive compensation payments and increased days sales outstanding due to the timing of sales and payments. These unfavorable fluctuations were offset by an increase in cash generated from earnings and improved inventory management.
Cash flows from investing activities
Our cash flows from investing activities decreased by $14.7 million due to increased capital spending and due to the absence of the prior year benefit of $8.0 million in proceeds for the sale of our investment in the Dowa Joint Venture.
Cash flows from financing activities
Net cash used in financing activities increased by $42.8 million, as we used $42.5 million of cash to buy back our Senior Secured Notes in the open market.
Outstanding Indebtedness
As described in Note 7, “Financing,” we made some open market purchases of our Senior Secured Notes, and on July 18, 2016, we refinanced our outstanding debt as of June 30, 2016.
The ABL Facility and the Indenture contained various covenants to which we are subject to on an ongoing basis. At June 30, 2016, we were in compliance with all of these covenants.
For additional information regarding our ABL Facility, the Indenture governing the Senior Secured Notes and our capital lease obligations, see Note 7, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report, and our Annual Report on Form 10-K filed with the SEC on March 9, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Additionally, see Note 7, “Financing,” for additional information regarding our refinancing that was completed on July 18, 2016.
Debt Purchase Authorization
Our Board of Directors authorized the purchase, subject to market conditions and other factors, of up to $150 million of our Senior Secured Notes in the open market or privately negotiated transactions. We purchased $40.0 million ($42.5 million including premium) in the first half of 2016 of our Senior Secured Notes in the open market prior to redeeming all of the remaining Senior Secured Notes on July 18, 2016. See Note 7, “Financing,” for additional information regarding the redemption of the remaining Senior Secured Notes.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	9,820	$25.20	*	*
May 1, 2016 through May 31, 2016	5,091	$26.66	*	*
June 1, 2016 through June 30, 2016	—	$—	*	*
Total	14,911	$25.70	*	*
________________________

*	These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended June 30, 2016 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends
Both the ABL Facility and the Indenture governing the 9.50% Senior Secured Notes due 2019 contain restrictions as to the payment of dividends. See Note 11, “Financing,” of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 9, 2016 for further discussion of these restrictive covenants.
Additionally, we entered into new agreements governing the 2016 ABL Facility and the Term Loan on July 18, 2016, which both contain restrictions as to the payment of dividends. As of July 18, 2016, we no longer have any Senior Secured Notes outstanding. See Note 7, “Financing,” for further discussion of these restrictive covenants.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended*

10.2	Severance Agreement, by and among Christopher J. Kodosky, Global Brass and Copper Holdings, Inc., and Global Brass and Copper, Inc., dated July 11, 2016*

10.3
ABL Credit Agreement, dated as of July 18, 2016, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.***

10.4
Term Loan B Credit Agreement, dated as of July 18, 2016, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. Wells Fargo Bank, National Association, and Deutsche Bank Securities Inc., as Co-Syndication Agents, Branch Banking and Trust Company, Keybank National Association and William Blair & Company, L.L.C. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.***

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

***	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 22, 2016 and incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer
Date: August 5, 2016