Form 10-Q
period 2016-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2016-11-04
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐     No  ☒
On October 27, 2016, there were 21,615,037 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
September 30, 2016

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(In millions, except share and par value data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$55.4	$83.5
Accounts receivable (net of allowance of $0.5 and $1.2 at September 30, 2016 and December 31, 2015, respectively)	146.7	119.6
Inventories	166.6	176.3
Prepaid expenses and other current assets	16.6	17.4
Income tax receivable	6.3	2.4
Total current assets	391.6	399.2
Property, plant and equipment	181.0	158.8
Less: Accumulated depreciation	(58.2)	(47.7)
Property, plant and equipment, net	122.8	111.1
Goodwill	4.4	4.4
Intangible assets, net	0.4	0.5
Deferred income taxes	36.5	38.0
Other noncurrent assets	4.2	4.0
Total assets	$559.9	$557.2
Liabilities and equity
Current liabilities:
Current portion of debt	$4.4	$1.1
Accounts payable	79.6	71.0
Accrued liabilities	35.2	53.9
Accrued interest	3.6	3.0
Income tax payable	0.4	0.2
Total current liabilities	123.2	129.2
Noncurrent portion of debt	312.4	342.0
Other noncurrent liabilities	37.2	25.3
Total liabilities	472.8	496.5
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,694,186 and 21,553,883 shares issued at September 30, 2016 and December 31, 2015, respectively	0.2	0.2
Additional paid-in capital	42.6	36.9
Retained earnings	44.4	22.3
Treasury stock - 79,149 and 46,729 shares at September 30, 2016 and December 31, 2015, respectively	(1.5)	(0.7)
Accumulated other comprehensive loss	(3.0)	(2.3)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	82.7	56.4
Noncontrolling interest	4.4	4.3
Total equity	87.1	60.7
Total liabilities and equity	$559.9	$557.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net sales	$349.1	$367.7	$1,015.9	$1,182.8
Cost of sales	(296.9)	(325.1)	(872.9)	(1,046.0)
Gross profit	52.2	42.6	143.0	136.8
Selling, general and administrative expenses	(21.9)	(20.2)	(61.4)	(63.5)
Operating income	30.3	22.4	81.6	73.3
Interest expense	(5.2)	(9.9)	(21.5)	(29.8)
Loss on extinguishment of debt	(20.1)	(2.3)	(23.4)	(2.3)
Gain on sale of investment in joint venture	—	—	—	6.3
Other (expense) income, net	(0.2)	0.1	0.2	0.2
Income before provision for income taxes and equity income	4.8	10.3	36.9	47.7
Provision for income taxes	(0.7)	(3.3)	(12.0)	(15.7)
Income before equity income	4.1	7.0	24.9	32.0
Equity income, net of tax	—	—	—	0.3
Net income	4.1	7.0	24.9	32.3
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.4)	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$3.9	$6.9	$24.5	$32.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.18	$0.32	$1.15	$1.51
Diluted	$0.18	$0.32	$1.14	$1.50
Weighted average common shares outstanding:
Basic	21.4	21.3	21.3	21.3
Diluted	21.6	21.4	21.5	21.4
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$4.1	$7.0	$24.9	$32.3
Other comprehensive loss:
Foreign currency translation adjustment	(0.3)	(1.4)	(1.3)	(1.9)
Income tax benefit on foreign currency translation adjustment	0.1	0.3	0.5	0.5
Comprehensive income	3.9	5.9	24.1	30.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	0.1	(0.3)	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$3.7	$6.0	$23.8	$30.8
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(In millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation	172,678	—	3.1	—	—	—	3.1	—	3.1
Exercise of stock options	11,798	—	0.1	—	—	—	0.1	—	0.1
Share repurchases	(17,529)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	32.1	—	—	32.1	0.2	32.3
Other comprehensive loss, net of tax	—	—	—	—	—	(1.3)	(1.3)	(0.1)	(1.4)
Balance at September 30, 2015	21,507,154	$0.2	$35.8	$19.6	$(0.7)	$(1.9)	$53.0	$4.3	$57.3

Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	118,751	—	4.9	—	—	—	4.9	—	4.9
Exercise of stock options	21,552	—	0.2	—	—	—	0.2	—	0.2
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.6	—	—	—	0.6	—	0.6
Dividends declared	—	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	24.5	—	—	24.5	0.4	24.9
Other comprehensive loss, net of tax	—	—	—	—	—	(0.7)	(0.7)	(0.1)	(0.8)
Balance at September 30, 2016	21,615,037	$0.2	$42.6	$44.4	$(1.5)	$(3.0)	$82.7	$4.4	$87.1
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows from operating activities
Net income	$24.9	$32.3
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market adjustment to inventory	(2.1)	4.8
Unrealized (gain) loss on derivatives	(2.2)	0.1
Depreciation	11.0	10.0
Amortization of intangible assets	0.1	0.1
Amortization of debt discount and issuance costs	1.7	2.1
Loss on extinguishment of debt	23.4	2.3
Share-based compensation expense	4.9	3.1
Excess tax benefit from share-based compensation	(0.6)	(0.1)
Provision for bad debts, net of reductions	(0.4)	0.4
Deferred income taxes	2.0	(5.8)
Loss on disposal of property, plant and equipment	0.1	0.4
Gain on sale of investment in joint venture	—	(6.3)
Equity earnings, net of distributions	—	0.1
Change in assets and liabilities:
Accounts receivable	(27.1)	(3.5)
Inventories	11.1	(13.9)
Prepaid expenses and other current assets	4.6	9.9
Accounts payable	7.9	11.9
Accrued liabilities	(8.8)	(4.6)
Accrued interest	0.6	8.3
Income taxes, net	(1.9)	8.4
Other, net	(0.1)	—
Net cash provided by operating activities	49.1	60.0
Cash flows from investing activities
Capital expenditures	(22.8)	(13.0)
Proceeds from sale of property, plant, and equipment	—	0.1
Proceeds from sale of investment in joint venture	—	8.0
Net cash used in investing activities	(22.8)	(4.9)
Cash flows from financing activities
Borrowings on ABL Facility	1.0	0.9
Payments on ABL Facility	(1.0)	(0.9)
Payments of Senior Secured Notes	(345.3)	(21.1)
Premium payment on extinguishment of debt	(17.0)	(1.8)
Payments of debt issuance costs	(5.4)	—
Proceeds from term loan, net of discount	316.8	—
Principal payments under capital lease obligation	(0.8)	(0.7)
Dividends paid	(2.4)	(2.4)
Distribution to noncontrolling interest owner	(0.2)	(0.2)
Proceeds from exercise of stock options	0.2	0.1
Excess tax benefit from share-based compensation	0.6	0.1
Share repurchases	(0.8)	(0.3)
Net cash used in financing activities	(54.3)	(26.3)
Effect of foreign currency exchange rates	(0.1)	0.1
Net (decrease) increase in cash	(28.1)	28.9
Cash at beginning of period	83.5	44.6
Cash at end of period	$55.4	$73.5
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$4.3	$1.8
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2016. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued and Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 address the presentation and classification for eight specific issues in the statement of cash flows, with the objective of reducing diversity in practice. The new standard provides specific guidance for:

•	Debt prepayment or debt extinguishment costs;

•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;

•	Contingent consideration payments made after a business combination;

•	Proceeds from the settlement of insurance claims;

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;

•	Distributions received from equity method investees;

•	Beneficial interests in securitization transactions; and

•	Separately identifiable cash flows and application of the predominance principle.
The required transition method will use a full retrospective approach for all periods presented with limited exceptions. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted in any interim or annual period. The new standard addresses the classification of debt extinguishment costs, which we have reported in both the current and prior years. The new guidance is consistent with our presentation in the statement of cash flows.  Thus, our early adoption of this standard on September 30, 2016 did not have an impact on our consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718) (“ASU 2016-9”). ASU 2016-9 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The provisions of ASU 2016-9 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements, however, the impact is affected by future transactions and changes in our stock price.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$3.9	$6.9	$24.5	$32.1
Denominator
Weighted-average common shares outstanding	21.4	21.3	21.3	21.3
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.2	0.1	0.2	0.1
Weighted-average common shares outstanding, assuming dilution	21.6	21.4	21.5	21.4

Anti-dilutive shares excluded from above	0.1	—	0.1	—
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.18	$0.32	$1.15	$1.51
Diluted	$0.18	$0.32	$1.14	$1.50

3.	Segment Information
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
A.J. Oster primarily processes and distributes copper, copper-alloy and aluminum sheet, strip and foil through six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, edging and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	adjustments due to lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.
Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net Sales, External Customers
Olin Brass	$152.9	$163.3	$421.9	$525.5
Chase Brass	124.1	129.6	381.5	427.5
A.J. Oster	72.1	74.8	212.5	229.8
Total net sales, external customers	$349.1	$367.7	$1,015.9	$1,182.8
Intersegment Net Sales
Olin Brass	$16.8	$11.5	$54.6	$41.8
Chase Brass	0.2	0.3	0.8	1.5
A.J. Oster	—	0.1	—	0.1
Total intersegment net sales	$17.0	$11.9	$55.4	$43.4
Adjusted EBITDA
Olin Brass	$18.6	$15.0	$39.7	$42.0
Chase Brass	16.2	15.5	53.4	54.0
A.J. Oster	4.7	4.6	14.4	12.8
Total adjusted EBITDA of segments	39.5	35.1	107.5	108.8
Corporate and other	(4.9)	(4.5)	(13.3)	(7.9)
Depreciation expense	(3.7)	(3.4)	(11.0)	(10.0)
Amortization expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(5.2)	(9.9)	(21.5)	(29.8)
Net income attributable to noncontrolling interest	0.2	0.1	0.4	0.2
Unrealized (loss) gain on derivative contracts (a)	(0.4)	(0.8)	2.2	(0.1)
Loss on extinguishment of debt (b)	(20.1)	(2.3)	(23.4)	(2.3)
Equity method investment income (c)	—	—	—	(0.1)
Specified legal / professional expenses (d)	(0.5)	(0.4)	(1.1)	(2.2)
Lower of cost or market adjustment to inventory (e)	2.2	(2.3)	2.1	(4.8)
Share-based compensation expense (f)	(2.2)	(1.2)	(4.9)	(3.1)
Restructuring and other business transformation charges (g)	—	—	—	(0.9)
Income before provision for income taxes and equity income	$4.8	$10.3	$36.9	$47.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

(a)	Represents unrealized gains / losses on derivative contracts.

(b)
Represents the loss on extinguishment of debt recognized in connection with both the open market purchases and refinancing of our former senior secured notes (“Senior Secured Notes”) and asset-based revolving loan facility (“ABL Facility”). See Note 7, “Financing.”

(c)
Excludes accretion income of $0.2 million for the nine months ended September 30, 2015. Equity method investment income is exclusive to Olin Brass. In 2015, we sold our investment in the Dowa Joint Venture.

(d)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(e)
For the three and nine months ended September 30, 2016, represents recoveries of previous charges as market prices for certain non-copper metals increased, net of additional lower of cost or market charges for the write down of domestic, non-copper metal inventory. For the three and nine months ended September 30, 2015, represents lower of cost or market charges for the write down of domestic, non-copper metal inventory.

(f)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(g)	Restructuring and other business transformation charges for the nine months ended September 30, 2015 represent severance charges at Olin Brass.

4.	Inventories
Inventories were as follows:

	As of
(in millions)	September 30, 2016	December 31, 2015
Raw materials and supplies	$28.6	$31.3
Work-in-process	68.5	69.7
Finished goods	69.5	75.3
Total inventories	$166.6	$176.3
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at September 30, 2016 and December 31, 2015. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first out (“FIFO”) basis.
During the three and nine months ended September 30, 2016, we recorded non-cash recoveries of previous lower of cost or market charges for the write down of certain domestic, non-copper metal inventory, as well as additional charges for certain domestic, non-copper metal inventory resulting from the decline in market value of these metals, aggregating to net recoveries of $2.2 million and $2.1 million, respectively. During the three and nine months ended September 30, 2015, we recorded write downs of $2.3 million and $4.8 million, respectively. These non-cash, lower of cost or market adjustments were recorded in cost of sales in the accompanying unaudited consolidated statements of operations.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	September 30, 2016	December 31, 2015
Market value	$215.2	$213.1
As reported	166.6	176.3
Excess of market over reported value	$48.6	$36.8

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	September 30, 2016	December 31, 2015
Workers’ compensation plan deposits	$6.8	$6.0
Prepaid insurance	2.0	2.0
Deferred cost of sales - toll customers	1.9	4.0
Derivative contract assets	1.1	1.8
Prepaid tooling	—	0.5
Other	4.8	3.1
Total prepaid expenses and other current assets	$16.6	$17.4

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	September 30, 2016	December 31, 2015
Compensation and benefits	$18.5	$23.8
Workers’ compensation	3.1	13.3
Insurance	2.7	2.6
Professional fees	2.0	2.5
Deferred sales revenue - toll customers	1.9	4.0
Utilities	1.6	1.6
Taxes	1.1	1.3
Tooling	—	0.5
Other	4.3	4.3
Total accrued liabilities	$35.2	$53.9

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	September 30, 2016	December 31, 2015
Senior Secured Notes	$—	$345.3
Term Loan B Facility	320.0	—
Deferred financing fees and discount on Term Loan B Facility	(7.2)	(7.0)
Obligations under capital lease	4.0	4.8
Total debt	316.8	343.1
Less: Current portion of debt	(4.4)	(1.1)
Noncurrent portion of debt	$312.4	$342.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Discussion of Historical Debt Facilities
Historically, our debt has included our Senior Secured Notes and our former ABL Facility. During the nine months ended September 30, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest. Additionally, as discussed under “Term Loan B Facility” hereafter, on July 18, 2016, we used a portion of the proceeds from our Term Loan B Facility (defined hereafter) to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the Senior Secured Notes (“Indenture”), we called the notes at a redemption price of 104.75% plus accrued interest, and we terminated the related Indenture.
As a result of these purchases and the redemption, we recognized a loss on the extinguishment of debt in the three months ended September 30, 2016 of $20.1 million, which includes a premium of $14.5 million and the write-off of $5.6 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility, which was also terminated as part of the refinancing discussed below. We recognized a loss on the extinguishment of debt in the nine months ended September 30, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.
No amounts were outstanding under the former ABL Facility at the time of termination.
Refinancing
2016 ABL Facility
On July 18, 2016, we entered into a credit agreement with a syndicate of lenders that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “2016 ABL Facility”). No amounts were outstanding under this facility at closing.
The 2016 ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base. As of September 30, 2016, available borrowings under the 2016 ABL Facility were $200.0 million. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
The Term Loan B Facility provides for borrowings of $320.0 million. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Credit Agreement plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement). At September 30, 2016, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.25%. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase).
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
A violation of covenants under either of the Credit Agreements may result in default or an event of default under the 2016 ABL Facility or Term Loan B Facility, as applicable. Upon the occurrence of an event of default under one or both of the Credit Agreements, the requisite lenders could elect to declare all amounts of such indebtedness outstanding to be immediately due and payable and terminate any commitments to extend further credit.
If we are unable to repay those amounts, the lenders under the applicable Credit Agreement may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the Credit Agreements. If the lenders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the Credit Agreements provide that any default under the Credit Agreements or other significant debt agreements could trigger a cross-default under the Credit Agreements, as applicable.
As of September 30, 2016, we were in compliance with all of the covenants relating to the Credit Agreements.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes and equity income, was 14.6% and 32.0% for the three months ended September 30, 2016 and 2015, respectively, and 32.5% and 32.9% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rates for the three and nine months ended September 30, 2016 and 2015 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits and the domestic manufacturing deduction. The decrease in effective income tax rate for the three months ended September 30, 2016 compared to 2015 primarily relates to the release of the valuation allowance on our foreign tax credits.
On July 18, 2016, we refinanced our debt (see Note 7, “Financing”), which will reduce interest expense in future years. Due to this reduction of interest expense, we released the valuation allowance recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million in the third quarter of 2016.
As of September 30, 2016 and December 31, 2015, we had $26.4 million and $25.1 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

penalties related to the underpayment of income taxes are classified as a component of provision for income taxes. There were no such estimated amounts for the three and nine months ended September 30, 2016 or 2015. Accrued interest and penalties as of September 30, 2016 and December 31, 2015 were $0.1 million. Our liability for uncertain tax positions of $26.5 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively, is presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
Our U.S. federal returns for the period ended December 31, 2013 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2012 and all subsequent periods also remain open for audit.

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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	September 30, 2016		December 31, 2015
(in millions, except for number of contracts)	Net Notional Amount	# of Contracts	Net Notional Amount	# of Contracts
Metal	$17.5	677	$18.2	534
Energy and utilities	1.7	41	4.3	114
Total	$19.2	718	$22.5	648

	As of
(in millions)	September 30, 2016	December 31, 2015
Notional amount - long	$28.2	$28.5
Notional amount - (short)	(9.0)	(6.0)
Net long / (short)	$19.2	$22.5

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

	As of September 30, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$2.2	$(1.2)	$1.0
Energy and utilities	0.1	—	0.1
Total	$2.3	$(1.2)	$1.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.1

	As of September 30, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.2	$(1.2)	$—
Energy and utilities	—	—	—
Total	$1.2	$(1.2)	$—

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.6	$(0.6)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	3.2	(1.4)	1.8
Total	$3.9	$(2.1)	$1.8

Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.8

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Energy and utilities	0.4	(0.4)	—
Total	$2.1	$(2.1)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Losses (gains) in cost of sales for:
Metal	$(0.2)	$1.5	$(2.2)	$1.4
Energy and utilities	—	0.2	0.1	0.6
Total	$(0.2)	$1.7	$(2.1)	$2.0

10.	Fair Value Measurements
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
As of September 30, 2016 and December 31, 2015, the fair value of our commodity derivative contracts was $1.1 million and $1.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2016 or 2015.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the 2016 ABL Facility also approximates fair value. As of September 30, 2016, the fair value of our Term Loan B Facility approximated $322.4 million compared to a carrying value of $320.0 million. As of December 31, 2015, the fair value of our Senior Secured Notes approximated $365.2 million compared to a carrying value of $345.3 million. The fair values of the Term Loan B Facility and the Senior Secured Notes were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820). In July 2016, we redeemed all of our outstanding Senior Secured Notes (see Note 7, “Financing”).

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
On November 19, 2007 (the date of inception of GBC), we acquired the assets and operations relating to the worldwide metals business of Olin Corporation. Olin Corporation agreed to retain liability arising out of the existing conditions on certain of our properties for any remedial actions required by environmental laws, and agreed to indemnify us for all or part of a number of other environmental liabilities. Since 2007, Olin Corporation has been

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

performing remedial actions at the facilities in East Alton, Illinois and Waterbury, Connecticut related to environmental conditions at such facilities, and has been participating in remedial actions at certain other properties as well. If Olin Corporation were to stop its environmental remedial activities at our properties, we could be required to assume responsibility for these activities, the cost of which could be material.
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
We are a leading value-added converter, fabricator, processor and distributor of specialized non-ferrous products including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, virgin metals and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance and bactericidal properties.
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
Adjusted sales, adjusted gross profit, adjusted selling, general and administrative expenses, adjusted EBITDA and adjusted diluted earnings per common share may not be comparable to similarly titled measures presented by other companies and are not intended as alternatives to any other measure of performance in conformity with US GAAP.

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
The following discussions present an analysis of certain GAAP and non-GAAP measures for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as well as for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 vs. 2015
					QTR Change		YTD Change
(in millions, except per pound values)	2016	2015	2016	2015	Amount	Percent	Amount	Percent
Pounds shipped (a)	137.0	129.8	400.1	391.1	7.2	5.5%	9.0	2.3%
Net sales	$349.1	$367.7	$1,015.9	$1,182.8	$(18.6)	(5.1)%	$(166.9)	(14.1)%
Metal component of net sales	(206.3)	(233.2)	(600.9)	(772.9)	26.9	(11.5)%	172.0	(22.3)%
Adjusted sales	$142.8	$134.5	$415.0	$409.9	$8.3	6.2%	$5.1	1.2%

Net sales per pound	$2.55	$2.83	$2.54	$3.02	$(0.28)	(9.9)%	$(0.48)	(15.9)%
Metal component of net sales per pound	(1.51)	(1.79)	(1.50)	(1.97)	0.28	(15.6)%	0.47	(23.9)%
Adjusted sales per pound	$1.04	$1.04	$1.04	$1.05	$—	—%	$(0.01)	(1.0)%
Average copper price per pound (b)	$2.16	$2.40	$2.13	$2.61	$(0.24)	(10.0)%	$(0.48)	(18.4)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Net sales decreased by $18.6 million, or 5.1%, primarily as the result of a $26.9 million decline in the metal cost recovery component due to decreases in metal prices and sales of unprocessed metals, partially ameliorated by increased volumes. Adjusted sales increased by $8.3 million, due to increased volume in the munitions and building and housing markets, partially offset by decreased volume in the transportation and industrial machinery and equipment markets.
In the third quarter, Olin Brass’s volumes increased as some orders from the second quarter shipped in the third quarter due to the production outage experienced during the second quarter.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net sales decreased by $166.9 million, or 14.1%, primarily as the result of a $172.0 million decline in the metal cost recovery component due mostly to decreased metal prices, product mix and a decline in sales of unprocessed metals. Adjusted sales increased by $5.1 million due to a $9.5 million benefit from increased volumes resulting from increased demand in the munitions and building and housing markets, partially offset by lower demand in coinage, industrial machinery and equipment and transportation markets. The impact of increased volumes was partially offset by unfavorable mix and decreased metal margins ($4.4 million).

Gross profit and adjusted gross profit
Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA. Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. We believe that adjusted gross profit supplements our US GAAP results to provide a more complete understanding of the results of our business. We believe adjusted gross profit represents a meaningful presentation of the financial performance of our core operations as it provides period-to-period comparisons that are more consistent and more easily understood.
Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	2016	2015	QTR change	YTD change
Total gross profit	$52.2	$42.6	$143.0	$136.8	$9.6	$6.2
Unrealized loss (gain) on derivative contracts (a)	0.4	0.8	(2.2)	0.1	(0.4)	(2.3)
Lower of cost or market adjustment to inventory (b)	(2.2)	2.3	(2.1)	4.8	(4.5)	(6.9)
Restructuring and other business transformation charges	—	—	—	0.4	—	(0.4)
Depreciation expense	3.4	3.0	9.7	8.8	0.4	0.9
Adjusted gross profit	$53.8	$48.7	$148.4	$150.9	$5.1	$(2.5)

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
For the three and nine months ended September 30, 2015, represents lower of cost or market charges for the write down of domestic, non-copper metal inventory. For the three and nine months ended September 30, 2016, represents recoveries of previous charges as market prices for certain non-copper metals increased, net of additional lower of cost or market charges for the write down of domestic, non-copper metal inventory.

Three months ended September 30, 2016 compared to three months ended September 30, 2015
Gross profit increased by $9.6 million (22.5%), and adjusted gross profit increased by $5.1 million (10.5%), primarily due to increased volumes, increased productivity, and improved cost controls. As previously discussed, volumes increased largely due to the shift in some shipments from the first half of the year into the second half of the year as we recovered from the production outage at Olin Brass. Additionally, gross profit benefited from a reduction in lower of cost or market charges.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Gross profit increased by $6.2 million (4.5%), and benefited from a reduction in lower of cost or market charges and favorable fluctuations in unrealized gains / losses on derivative contracts. Adjusted gross profit decreased by $2.5 million (1.7%), as unfavorable changes in product mix were mostly mitigated by increased volumes. Additionally, while we incurred increased costs as a result of the production outage, these were mostly offset by productivity improvements.
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

Selling, general and administrative expenses is reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	2016	2015	QTR change	YTD change
Total selling, general and administrative expenses	$21.9	$20.2	$61.4	$63.5	$1.7	$(2.1)
Specified legal / professional expenses	(0.5)	(0.4)	(1.1)	(2.2)	(0.1)	1.1
Share-based compensation expense	(2.2)	(1.2)	(4.9)	(3.1)	(1.0)	(1.8)
Restructuring and other business transformation charges	—	—	—	(0.5)	—	0.5
Depreciation and amortization expense	(0.4)	(0.5)	(1.4)	(1.3)	0.1	(0.1)
Adjusted selling, general and administrative expenses	$18.8	$18.1	$54.0	$56.4	$0.7	$(2.4)
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Selling, general and administrative expenses increased by $1.7 million (8.4%). Adjusted selling, general and administrative expenses increased by $0.7 million (3.9%), primarily due to higher employee and employee related costs. Additionally, selling, general and administrative expenses were unfavorably impacted by an increase in share-based compensation expense.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Selling, general and administrative expenses decreased by $2.1 million (3.3%). Adjusted selling, general and administrative expenses decreased by $2.4 million (4.3%), primarily due to lower employee and employee related costs. Additionally, selling, general and administrative expenses were unfavorably impacted by an increase in share-based compensation expense and favorably impacted by decreased professional fees.
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
We believe adjusted EBITDA represents a meaningful presentation of the financial performance of our core operations because it provides period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. We compensate for these limitations by using adjusted EBITDA along with other comparative tools, together with US GAAP measurements, to assist in the evaluation of operating performance. Such US GAAP measurements include operating income and net income.
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 vs. 2015
(in millions)	2016	2015	2016	2015	QTR change	YTD change
Net income attributable to Global Brass and Copper Holdings, Inc.	$3.9	$6.9	$24.5	$32.1	$(3.0)	$(7.6)
Interest expense	5.2	9.9	21.5	29.8	(4.7)	(8.3)
Provision for income taxes	0.7	3.3	12.0	15.7	(2.6)	(3.7)
Depreciation expense	3.7	3.4	11.0	10.0	0.3	1.0
Amortization expense	0.1	0.1	0.1	0.1	—	—
Unrealized loss (gain) on derivative contracts (a)	0.4	0.8	(2.2)	0.1	(0.4)	(2.3)
Loss on extinguishment of debt (b)	20.1	2.3	23.4	2.3	17.8	21.1
Non-cash accretion of income of Dowa Joint Venture (c)	—	—	—	(0.2)	—	0.2
Specified legal / professional expenses (d)	0.5	0.4	1.1	2.2	0.1	(1.1)
Lower of cost or market adjustment to inventory (e)	(2.2)	2.3	(2.1)	4.8	(4.5)	(6.9)
Share-based compensation expense (f)	2.2	1.2	4.9	3.1	1.0	1.8
Restructuring and other business transformation charges (g)	—	—	—	0.9	—	(0.9)
Adjusted EBITDA	$34.6	$30.6	$94.2	$100.9	$4.0	$(6.7)

(a)	Represents unrealized gains / losses on derivative contracts.

(b)
Represents the loss on extinguishment of debt recognized in connection with the open market purchases and refinancing of our former senior secured notes (“Senior Secured Notes”) and asset-based revolving loan facility (“ABL Facility).

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
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $3.0 million, or 43.5%, mainly due to the increase in the loss on extinguishment of debt, partially offset by the aforementioned increase in gross profit and decreased interest expense.
Adjusted EBITDA increased by $4.0 million, or 13.1%, primarily due to increased volumes, increased productivity, and improved cost controls.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $7.6 million, or 23.7%, mainly due to the increase in the loss on extinguishment of debt and the fact that the prior year included a gain on the sale of our joint venture, partially offset by the aforementioned increase in gross profit and decreased interest expense.

Adjusted EBITDA decreased by $6.7 million, or 6.6%, due to the fact that the prior year included a gain on the sale of our joint venture and an unfavorable product mix within our segments (volumes shifted from the coinage market to the munitions market). Partially offsetting these decreases are improved volumes and decreased employee and employee related costs. Additionally, the increased costs from the production outage were mostly offset by increased productivity.
Diluted income per common share and adjusted diluted earnings per common share
Diluted income per common share decreased by $0.14 and $0.36 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 for the same reasons driving the fluctuations in net income. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA.
We believe adjusted diluted earnings per common share represents a meaningful presentation of the financial performance of our consolidated results because it provides period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	2016	2015	QTR change	YTD change
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.18	$0.32	$1.14	$1.50	$(0.14)	$(0.36)
Unrealized loss (gain) on derivative contracts	0.02	0.04	(0.10)	0.01	(0.02)	(0.11)
Loss on extinguishment of debt	0.93	0.11	1.09	0.11	0.82	0.98
Non-cash accretion of income of Dowa Joint Venture	—	—	—	(0.01)	—	0.01
Specified legal / professional expenses	0.02	0.03	0.05	0.11	(0.01)	(0.06)
Lower of cost or market adjustment to inventory	(0.10)	0.11	(0.10)	0.22	(0.21)	(0.32)
Share-based compensation expense	0.10	0.05	0.23	0.15	0.05	0.08
Restructuring and other business transformation charges	—	—	—	0.05	—	(0.05)
Tax impact on above adjustments (a)	(0.34)	(0.12)	(0.41)	(0.23)	(0.22)	(0.18)
Adjusted diluted earnings per common share	$0.81	$0.54	$1.90	$1.91	$0.27	$(0.01)

(a) Calculated based on our estimated tax rate.

Results of Operations
Consolidated Results of Operations for the Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015.

	Three Months Ended September 30,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$349.1	100.0%	$367.7	100.0%	$(18.6)	(5.1)%
Cost of sales	(296.9)	85.0%	(325.1)	88.4%	28.2	(8.7)%
Gross profit	52.2	15.0%	42.6	11.6%	9.6	22.5%
Selling, general and administrative expenses	(21.9)	6.3%	(20.2)	5.5%	(1.7)	8.4%
Operating income	30.3	8.7%	22.4	6.1%	7.9	35.3%
Interest expense	(5.2)	1.5%	(9.9)	2.7%	4.7	(47.5)%
Loss on extinguishment of debt	(20.1)	5.8%	(2.3)	0.6%	(17.8)	N/M
Other (expense) income, net	(0.2)	0.1%	0.1	—%	(0.3)	N/M
Income before provision for income taxes	4.8	1.4%	10.3	2.8%	(5.5)	(53.4)%
Provision for income taxes	(0.7)	0.2%	(3.3)	0.9%	2.6	(78.8)%
Net income	4.1	1.2%	7.0	1.9%	(2.9)	(41.4)%
Net income attributable to noncontrolling interest	(0.2)	0.1%	(0.1)	—%	(0.1)	100.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$3.9	1.1%	$6.9	1.9%	$(3.0)	(43.5)%
Adjusted EBITDA (a)	$34.6	9.9%	$30.6	8.3%	$4.0	13.1%
________________________

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
N/M - not meaningful
The following discussions present an analysis of our results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $4.7 million primarily due to lower average interest rates and principal borrowings of our debt facilities as we bought back an aggregate of $69.7 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of 9.5% Senior Secured Notes with a new $320.0 million Term Loan B Facility, which accrued interest at a rate of 5.25% during the third quarter of 2016.

The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$4.9	$9.0	$(4.1)
Amortization of debt discount and issuance costs	0.4	0.7	(0.3)
Capitalized interest	(0.3)	(0.1)	(0.2)
Other borrowing costs (a)	0.2	0.3	(0.1)
Total interest expense	$5.2	$9.9	$(4.7)
________________________

(a)	Includes unused line of credit fees.

Loss on extinguishment of debt

In the third quarter ended September 30, 2016, we used a portion of the proceeds from the Term Loan B Facility to redeem the remaining $305.3 million principal of our outstanding Senior Secured Notes. As part of the refinancing and in accordance with the indenture governing the Senior Secured Notes (“Indenture”), we called the notes at a redemption price of 104.75% plus accrued interest, and we terminated the related Indenture. As a result of the refinancing, we recognized a loss on the extinguishment of debt of $20.1 million, which includes a premium of $14.5 million and the write-off of $5.6 million of unamortized debt issuance costs related to both the Senior Secured Notes and the former asset-based loan facility.
Provision for income taxes
The provision for income taxes decreased by $2.6 million, due primarily to a decrease in income before provision for income taxes and equity income, the components of which are discussed elsewhere in this report. Additionally, due to the expected decrease in interest expense in future years resulting from our refinancing, we released the valuation allowance recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million in the third quarter. The effective income tax rate decreased from 32.0% to 14.6%, mainly due to the aforementioned release of our valuation allowance.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015.
The following discussions present an analysis of our results by segment for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended September 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	72.6	66.8	5.8	8.7%
Chase Brass	54.5	53.5	1.0	1.9%
A.J. Oster	19.5	19.0	0.5	2.6%
Corporate and other (b)	(9.6)	(9.5)	(0.1)	(1.1)%
Total	137.0	129.8	7.2	5.5%
Net sales
Olin Brass	$169.7	$174.8	$(5.1)	(2.9)%
Chase Brass	124.3	129.9	(5.6)	(4.3)%
A.J. Oster	72.1	74.9	(2.8)	(3.7)%
Corporate and other (b)	(17.0)	(11.9)	(5.1)	(42.9)%
Total	$349.1	$367.7	$(18.6)	(5.1)%
Adjusted EBITDA
Olin Brass	$18.6	$15.0	$3.6	24.0%
Chase Brass	16.2	15.5	0.7	4.5%
A.J. Oster	4.7	4.6	0.1	2.2%
Total adjusted EBITDA of operating segments	$39.5	$35.1	$4.4	12.5%
Corporate and other	(4.9)	(4.5)	(0.4)	8.9%
Total consolidated adjusted EBITDA	$34.6	$30.6	$4.0	13.1%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $5.1 million as the metal cost recovery component decreased by $9.9 million due to lower sales of unprocessed metals, decreased metal prices and unfavorable product mix fluctuations ($16.9 million), partially ameliorated by increased volumes ($7.0 million). Increased volumes resulted mainly from the second quarter production outage shifting more munitions volumes into the third quarter. Adjusted sales increased by $4.8 million, primarily due to these increased volumes as well.
Adjusted EBITDA increased by $3.6 million, due primarily to improved productivity and increased volumes as some shipments were shifted from the second quarter into the third quarter due to the production outage. We carry various types of insurance, including property and business interruption insurance and are actively seeking recovery from our insurance carrier for losses in excess of our $2.5 million deductible.

Chase Brass
Net sales decreased by $5.6 million as the metal cost recovery component of net sales declined by $6.2 million due to decreased metal prices ($8.1 million), while volumes increased ($1.9 million). Adjusted sales increased by $0.6 million due to increased volumes.
Volumes increased in the building and housing market and decreased in the industrial and machinery equipment and transportation markets due to fluctuations in demand.
Adjusted EBITDA increased by $0.7 million mainly due to the increase in volumes.
A.J. Oster
Net sales decreased by $2.8 million as the metal cost recovery component of net sales declined by $5.7 million due to the net of decreased metal prices ($6.7 million) and increased volumes ($1.0 million). Adjusted sales increased by $2.9 million due to increased volumes ($0.7 million) and favorable pricing ($2.2 million), as A.J. Oster continues to pass on certain price increases from its sister company, Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Adjusted EBITDA was relatively flat, although the impact of favorable pricing was dampened by certain price increases from Olin Brass.

Results of Operations
Consolidated Results of Operations for the Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015.

	Nine Months Ended September 30,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$1,015.9	100.0%	$1,182.8	100.0%	$(166.9)	(14.1)%
Cost of sales	(872.9)	85.9%	(1,046.0)	88.4%	173.1	(16.5)%
Gross profit	143.0	14.1%	136.8	11.6%	6.2	4.5%
Selling, general and administrative expenses	(61.4)	6.0%	(63.5)	5.4%	2.1	(3.3)%
Operating income	81.6	8.0%	73.3	6.2%	8.3	11.3%
Interest expense	(21.5)	2.1%	(29.8)	2.5%	8.3	(27.9)%
Loss on extinguishment of debt	(23.4)	2.3%	(2.3)	0.2%	(21.1)	N/M
Gain on sale of investment in joint venture	—	—%	6.3	0.5%	(6.3)	(100.0)%
Other income, net	0.2	—%	0.2	—%	—	—%
Income before provision for income taxes and equity income	36.9	3.6%	47.7	4.0%	(10.8)	(22.6)%
Provision for income taxes	(12.0)	1.2%	(15.7)	1.3%	3.7	(23.6)%
Income before equity income	24.9	2.5%	32.0	2.7%	(7.1)	(22.2)%
Equity income, net of tax	—	—%	0.3	—%	(0.3)	(100.0)%
Net income	24.9	2.5%	32.3	2.7%	(7.4)	(22.9)%
Net income attributable to noncontrolling interest	(0.4)	—%	(0.2)	—%	(0.2)	100.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$24.5	2.4%	$32.1	2.7%	$(7.6)	(23.7)%
Adjusted EBITDA (a)	$94.2	9.3%	$100.9	8.5%	$(6.7)	(6.6)%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful

The following discussions present an analysis of our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $8.3 million primarily due to lower average interest rates and principal borrowings of our debt facilities as we bought back an aggregate of $69.7 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of 9.5% Senior Secured Notes with a new $320.0 million Term Loan B Facility, which accrued interest at a rate of 5.25% during the third quarter of 2016.
The following table summarizes the components of interest expense:

	Nine Months Ended September 30,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$20.0	$27.0	$(7.0)
Amortization of debt discount and issuance costs	1.7	2.1	(0.4)
Capitalized interest	(0.9)	(0.1)	(0.8)
Other borrowing costs (a)	0.7	0.8	(0.1)
Total interest expense	$21.5	$29.8	$(8.3)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

During the nine months ended September 30, 2016, we bought back and redeemed all of our Senior Secured Notes for an aggregate purchase price of $362.3 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs related to both the Senior Secured Notes and the former asset-based loan facility.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. During the nine months ended September 30, 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
The provision for income taxes decreased by $3.7 million, due to a decrease in income before provision for income taxes and equity income, the components of which are discussed elsewhere in this report. Additionally, due to the expected decrease in interest expense in future years resulting from our refinancing, we released the valuation allowance recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million in the third quarter. The effective income tax rate decreased only slightly to 32.5%, from 32.9% in prior year, resulting from the more significant impact of the aforementioned release of the valuation allowance against our foreign tax credits in 2016, as compared to the impact from the utilization of foreign tax credits in 2015 due to the sale of our investment in joint venture.

Segment Results of Operations
Segment Results of Operations for the Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015.
The following discussions present an analysis of our results by segment for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Nine Months Ended September 30,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	198.8	197.7	1.1	0.6%
Chase Brass	171.8	168.7	3.1	1.8%
A.J. Oster	57.7	56.3	1.4	2.5%
Corporate and other (b)	(28.2)	(31.6)	3.4	10.8%
Total	400.1	391.1	9.0	2.3%
Net sales
Olin Brass	$476.5	$567.3	$(90.8)	(16.0)%
Chase Brass	382.3	429.0	(46.7)	(10.9)%
A.J. Oster	212.5	229.9	(17.4)	(7.6)%
Corporate and other (b)	(55.4)	(43.4)	(12.0)	(27.6)%
Total	$1,015.9	$1,182.8	$(166.9)	(14.1)%
Adjusted EBITDA
Olin Brass	$39.7	$42.0	$(2.3)	(5.5)%
Chase Brass	53.4	54.0	(0.6)	(1.1)%
A.J. Oster	14.4	12.8	1.6	12.5%
Total adjusted EBITDA of operating segments	$107.5	$108.8	$(1.3)	(1.2)%
Corporate and other	(13.3)	(7.9)	(5.4)	68.4%
Total consolidated adjusted EBITDA	$94.2	$100.9	$(6.7)	(6.6)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales decreased by $90.8 million as the metal cost recovery component decreased by $88.0 million due to decreased metal prices and less sales of unprocessed metals ($89.3 million). Adjusted sales decreased by $2.8 million due to unfavorable product mix changes ($4.4 million) as volumes were more concentrated in munitions and less in coinage. This decrease was partially ameliorated by increased volumes ($1.6 million).
Volumes increased in the munitions market and decreased in the coinage and distribution markets, all due to underlying demand.
Adjusted EBITDA decreased by $2.3 million, primarily due to increased costs as a result of the production outage and the impact of unfavorable changes in product mix noted above. These were partially offset by improvements in productivity and decreased selling, general and administrative expenses, especially those related to employee and employee related expenses.

Chase Brass
Net sales decreased by $46.7 million as the metal cost recovery component declined by $43.9 million due to the net of lower metal prices ($50.1 million) and increased volumes ($6.2 million). Adjusted sales decreased by $2.8 million, which was the result of decreased pricing ($4.9 million) and improved volumes ($2.1 million). Pricing decreased both as a result of unfavorable product mix fluctuations and increased competition.
Volumes increased in the building and housing market and decreased in the transportation and industrial machinery and equipment markets, all due to underlying demand.
Adjusted EBITDA decreased by $0.6 million predominantly due to the decreased pricing, which was nearly offset by increased volumes, decreased manufacturing conversion costs, and decreased selling, general and administrative expenses.
A.J. Oster
Net sales decreased by $17.4 million, as the metal cost recovery component declined by $25.7 million due to the net of lower metal prices ($28.9 million) and increased volumes ($3.2 million). Adjusted sales increased by $8.3 million due to the impact of increased selling prices ($6.0 million) and increased volume ($2.3 million). A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Volumes increased primarily due to increased demand in the electronics / electrical components markets due to underlying demand.
Adjusted EBITDA increased by $1.6 million, due to the impact of increased selling prices, which were partially offset by increased pricing from Olin Brass and increased selling, general and administrative expenses, particularly those related to employee and employee related costs.

Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of September 30, 2016 as compared to the amounts as of December 31, 2015. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
September 30, 2016 compared to December 31, 2015
Cash decreased by $28.1 million due to our Senior Secured Notes buybacks during the first half of 2016 as well as the cash expended to complete our refinancing on July 18, 2016, and other factors as detailed in our consolidated statement of cash flows for the nine months ended September 30, 2016.
Accounts receivable increased by $27.1 million due to increased volumes.
Accrued liabilities decreased by $18.7 million as annual incentive compensation awards were paid in the first half of the year and certain workers’ compensation liabilities were reclassified to other noncurrent liabilities in 2016.
Our non-current portion of debt decreased by $29.6 million due to the activities and refinancing as discussed in Note 7, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report.
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
On July 18, 2016, we entered into an agreement governing our new asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement”) and a new agreement governing our loans under the long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement,” together, the “Credit Agreements”), both of which contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Cash flows provided by operating activities	$49.1	$60.0	$(10.9)
Cash flows used in investing activities	$(22.8)	$(4.9)	$(17.9)
Cash flows used in financing activities	$(54.3)	$(26.3)	$(28.0)
Cash flows from operating activities
Net cash provided by operating activities decreased by $10.9 million, due to increased investments in net accounts receivable and accounts payable resulting from increased volumes and less of a benefit in 2016 from decreasing metal prices. These were somewhat offset by an increase in cash generated from earnings and decreased inventory levels due to better management.
Cash flows from investing activities
Our cash flows from investing activities decreased by $17.9 million due to increased capital spending and the absence of the prior year benefit of $8.0 million in proceeds for the sale of our investment in the Dowa Joint Venture.
Cash flows from financing activities
Net cash used in financing activities increased by $28.0 million, as we bought back and redeemed $345.3 million of the Senior Secured Notes and received $316.8 million of proceeds (principal, net of discount) from the July 2016 issuance of our new Term Loan B Facility. Additionally, we paid a premium of $17.0 million to extinguish the Senior Secured Notes and we paid $5.4 million in debt issuance costs in 2016 related to the new credit facilities. We used $22.9 million to purchase Senior Secured Notes in the open market in the same period of the prior year.
Outstanding Indebtedness
As described more fully in Note 7, “Financing,” we made some open market purchases of our Senior Secured Notes, and on July 18, 2016, we refinanced all of our debt instruments.

We may voluntarily prepay outstanding loans under the Term Loan B Facility at any time subject to a prepayment premium of 1.00% if the voluntary prepayment occurs before July 18, 2017.
Our new 2016 ABL Facility and Term Loan B Facility contain various covenants to which we are subject to on an ongoing basis. At September 30, 2016, we were in compliance with all of these covenants.
For additional information regarding our 2016 ABL Facility, our Term Loan B Facility and our capital lease obligations, see Note 7, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
Olin Brass is in the process of implementing a fully integrated Enterprise Resource Planning ("ERP") system to replace its current management information systems and plans to implement the system in a phased approach over the course of the next several years, with the first phase expected to be implemented in early fiscal 2017. A.J. Oster is in the process of implementing an ERP system to replace its current management information systems and plans to implement in early fiscal 2017. The implementation of an ERP system will likely affect the processes that constitute our internal controls over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Purchases of Equity Securities
 None.

Limitations Upon the Payment of Dividends
We entered into new agreements governing the 2016 ABL Facility and the Term Loan B Facility on July 18, 2016, which both contain restrictions as to the payment of dividends.
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
Date: November 4, 2016