Form 10-K
period 2016-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2017-03-07
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $575.3 million (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).
On February 23, 2017, there were 21,671,338 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

i

PART I
Item 1. Business.
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. Holdings, through its wholly-owned principal operating subsidiary, Global Brass and Copper, Inc. (“GBC”), commenced commercial operations on November 19, 2007 following the acquisition of the metals business from Olin Corporation. The majority of our operations are managed through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster. We also have a Corporate entity which includes certain administrative costs and expenses and the elimination of intercompany balances. Our sales activities are primarily focused in North America under the Olin Brass, Chase Brass and A.J. Oster brand names.
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
We service nearly 1,600 customers in 28 countries across four continents. We employ approximately 1,850 people and operate 11 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Asia.
Unlike traditional metals companies, in particular those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach (as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Principles Affecting Our Results of Operations —Balanced Book”), we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially reduces the financial impact of metal price movements on our earnings and operating margins.

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
The following charts show the percentage of our shipments by segment, as well as the primary markets for our products and the percentage of shipments. Pounds shipped by market represent management’s estimate of the markets in which our customers participate. Additionally, pounds shipped by market reflect our allocation of Chase Brass shipments to distributors, job shops and forging shops. See Item 1, “Business—Chase Brass.”

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
Olin Brass’s integrated brass mill in East Alton, Illinois is its main operating facility, which melts metal and produces strip products that are either sold directly to external customers, sold to its affiliate, A.J. Oster, or shipped to Olin Brass’s downstream operations for further value-added processing. Olin Brass’s downstream operations include:

•	a stamping operation located in East Alton;

•	a rolling mill in Waterbury, Connecticut with rolling, annealing, leveling, plating and slitting capabilities for various products (“Somers Thin Strip”), including stainless steel thin strip;

•	a manufacturing facility in Bryan, Ohio specializing in products sold in the automotive and electronics / electrical components markets; and

•	a manufacturing facility in Cuba, Missouri that produces high frequency welded copper-alloy tube for heat transfer, utility, decorative, automotive and plumbing applications.

Olin Brass’s products are sold to original equipment manufacturers (“OEMs”), other external customers, distributors / rerollers or to its affiliate, A.J. Oster. In 2016, approximately 18% of Olin Brass’s products were shipped to distribution customers, which includes its affiliate A.J. Oster, of which management estimates that approximately 55% were directly associated with the building and housing and automotive sectors. In 2016, approximately 15% of Olin Brass’s domestic copper-based shipments were to A.J. Oster.

The following chart shows the primary markets for Olin Brass’s products and the percentage of shipments.

(1)
Approximately 55% of supply chain customer shipments are directly associated with the building and housing and automotive markets according to management estimates. Shipments to A.J. Oster are reflected in the supply chain market and are eliminated in consolidation.

Munitions Market
Olin Brass manufactures products utilized in both the military and commercial munitions markets, such as strip and cups, that are used to produce shot shells, bullet jackets, centerfire, rimfire and small caliber military munitions.
Customers in this market include major munitions producers in the U.S., including those producing small caliber ammunition for the U.S. military. Demand within this market is affected by the U.S. government’s security policies and troop size, as well as consumer demand for firearms and munitions. While munitions demand is predominantly domestic, occasional opportunities arise to supply U.S. alliance partners with these products.
Coinage Market
Olin Brass supplies strip for use in the production of dollar coins, quarters, dimes and nickels. Customers in this market include the United States Mint, for which we are a key supplier contracted into 2017. This long-term contract has typically been renewed as Olin Brass has been a highly regarded and valued supplier to the United States Mint for over 40 years.
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

Customers in this market include primary automotive connector suppliers in the U.S. Historically the business in this market remained largely regional in the U.S. Demand within this market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions and the amount of electrical components contained within automobiles.
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
Electronics / Electrical Components Market
Olin Brass manufactures strip used in integrated circuit sockets for circuit boards, electrical connectors for laptop computers and similar devices, consumer electronics and appliances, and foils for flexible circuit applications. The strip manufactured in this market is high in HPA content and is sold directly to end-use customers and distributors.
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
International

The Olin Brass segment sold 18.3 million pounds into non-U.S. markets that primarily serve the building and housing, automotive and electronics / electrical components markets.
Asia
Included within our Olin Brass business, our Asian operations provide service, distribution and sales activities to meet the growing demand for copper alloys in that region. These activities are conducted through two of our subsidiaries, Olin Luotong Metals (“OLM”) in China and GBC Metals Asia Pacific PTE (“GMAP”) in Singapore. These operations source materials from Olin Brass, as well as other copper and brass mills, such as Chinalco and DOWA Metaltech Co. LTD (“Dowa Metaltech”). In 2016, these Asian operations generated $37.1 million of net sales, or 6% of the Olin Brass segment’s net sales. On a pounds basis, our Asian operations sold 9.8 million pounds (4% of the Olin Brass segment’s sales) of product into Asia through OLM and GMAP, primarily into key electronics markets.
Others
The remainder of Olin Brass’s international sales are primarily to Mexico, Canada and European countries and were 8.5 million pounds (3% of the Olin Brass segment’s sales) in 2016.
Chase Brass
Chase Brass primarily manufactures brass rod, including round, hexagonal and other shapes, ranging from 1/4 inch to 4 1/2 inches in diameter. Its customers machine or otherwise process the rod for various applications used in various markets. Brass rod is primarily used for forging and machining products, such as valves and fittings. Key attributes of brass rod include its machinability, corrosion resistance and moderate strength. Brass rod is generally manufactured from copper or copper-alloy scrap and all of Chase Brass’s rod is manufactured at its Montpelier, Ohio facility.
Chase Brass has been able to capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. The green product portfolio has grown significantly over the past few years as customers switch from leaded to non or low-leaded products in certain applications. We expect increased demand in the building and housing market to drive growth in our green product portfolio, including Eco Brass®, given the enactment of these regulations.

The following chart shows the primary markets for Chase Brass’s products and the percentage of shipments for each. Note that substantially all of the electronics / electrical components shipments below are associated with the building and housing and transportation markets.

Building and Housing Market
Chase Brass manufactures brass rod for use in faucets, valves and fittings used in residential and commercial construction.
Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which comply with state laws in California and Vermont as well as federal standards (patterned after legislation enacted in California and Vermont) that became effective in January 2014. This legislation defines the allowed level of lead content in products used in plumbing and drinking water applications. Chase Brass’s Green Dot® rod, Eco Brass® rod and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production, sale and distribution in North America. Chase Brass also manufactures other non-patented green portfolio products. Green portfolio products accounted for approximately 21% of pounds shipped by Chase Brass in 2016.
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

Electronics / Electrical Components Market
Chase Brass manufactures brass rod used for telecommunication applications, including products such as coaxial connectors and traps and filters for cable television, as well as larger connectors supporting the cell tower industry. Demand within this market is affected by consumer spending, new home construction, and technologies affecting communication devices and methods. Customers within this market include major manufacturers of specialty products for use in home and commercial construction, both of which are very dependent on overall economic conditions. Management believes that a significant portion of shipments in this market segment are directly associated with the building and housing market and transportation markets.
International
Chase Brass primarily supplies products within North America. Chase Brass generated $45.2 million in net sales (9% of the Chase Brass segment’s net sales) to Canada and Mexico in 2016. Sales to Canada and Mexico were 24.9 million pounds (11% of the Chase Brass segment’s sales) in 2016.
A.J. Oster
A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip and foil, operating six strategically-located service centers in the U.S., Puerto Rico and Mexico. Key A.J. Oster competitive advantages are short lead-times with high reliability, high level of service, small-quantity deliveries and a wide range of high-quality, copper-based products. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base.
In 2016, Olin Brass provided A.J. Oster with 51% of its copper-based products. Aurubis AG (“Aurubis”) is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 30% of A.J. Oster’s copper-based products in 2016. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

The following chart shows the primary markets for A.J. Oster’s products and the percentage of shipments for each.

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
The demand within this market is affected by consumer spending and trends in electronics, which may fluctuate significantly as a result of economic conditions.
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
Net sales from A.J. Oster Mexico were $39.8 million during 2016 (14% of A.J. Oster segment’s net sales). Pounds shipped from A.J. Oster Mexico were 10.4 million and comprised 14% of the A.J. Oster segment’s sales.
Raw Materials and Supply
We manufacture our products from scrap metal (both internally generated and externally sourced) or virgin raw materials. During 2016, 91% of our metal came from scrap metal, and the remainder came from virgin raw materials.
Virgin raw materials, including copper cathode, are purchased at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”) or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to produce HPAs and other products that require exact specifications.
Customers
Our customer base is broadly diversified, spanning various North American markets, including building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment and general consumer markets. In 2016, we sold approximately 14,000 different stock keeping units (“SKUs”) to nearly 1,600 customers.

Also in 2016, net sales from our foreign entities were $76.9 million, or 6% of our net sales. We have long-term relationships with our customers, many of which are secured through short-term contracts. Our relationships with many of our significant customers have lasted more than 30 years.
All three of our operating segments had customers to whom sales activity constituted more than 10% of net sales during 2016. Olin Brass generated 23% of its total net sales from one customer and 11% of its total net sales from another customer. A.J. Oster generated 18% of its total net sales from one customer. Chase Brass generated 21% of its total net sales from one customer. On a consolidated basis, we did not generate more than 10% of our net sales from any one customer in 2016.
Competition
We compete with other companies on price, service, quality, breadth, and availability of product. We believe we have been able to compete effectively because of our high levels of service, breadth of product offering, knowledgeable and trained sales force, modern equipment, numerous locations, geographic dispersion and economies of scale.
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

•	Mueller Industries, Inc.: manufacturer of brass rod (Chase Brass competitor).
We use data published by independent industry associations and management estimates to determine our market share. Using this information, in 2016:

•	Olin Brass accounted for 32% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate;

•	A.J. Oster accounted for 35% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and

•	Chase Brass accounted for 54% of North American shipments of brass rod, not including imports.
Corporate
Our Corporate expenditures include compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
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
In connection with these EPA registrations, the CDA is required to implement a “stewardship” plan that is designed to ensure that bactericidal copper-alloys are properly used and marketed. The stewardship requirement reflects the EPA’s concern that the improper marketing of bactericidal copper-alloys could lead users to mistakenly believe that the use of these products is a simple solution to fight infections. The stewardship efforts are intended to emphasize that all marketing statements are consistent with the approved EPA product label, including the need to state clearly that the alloys are intended as a supplement to, but are not a substitute for, standard cleaning and sanitization procedures. These standards also apply to marketing by our customers who use CuVerro® in their products.
Even though the marketing of copper products as bactericidal started in 2008, the manufacturers of such products are still in the process of determining what specific bactericidal claims may be made in compliance with the EPA’s and Federal Insecticide, Fungicide and Rodenticide Act’s (“FIFRA”) requirements. Therefore, there remains some uncertainty when determining whether a particular marketing approach is consistent with the EPA registration requirements. Accordingly, it is possible that we or other manufacturers may be found to be non-compliant by the EPA for current, past or future marketing claims and activities. The EPA can impose administrative, criminal or judicial sanctions and penalties against those violating federal registrations. Any failure by us or our customers who use CuVerro® in their products to comply with FIFRA’s requirements with respect to CuVerro® could therefore expose us to various enforcement actions or other claims or adverse impacts to our reputation. The stewardship program required under the EPA registration is an industry-wide activity, and the actions of other CDA members could jeopardize the marketing of all bactericidal copper products registered through the CDA (including CuVerro®). If the EPA were to determine that the stewardship program is not being implemented effectively, the EPA may initiate a variety of corrective actions, which could adversely affect us and other CDA members, including cancelling all CDA registrations. If the EPA were to initiate an enforcement action that affects us or our customers, it may have a material adverse effect on our ability to market CuVerro® as a bactericidal product.
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
Employees
The following table shows the composition of our workforce by operating segment and Corporate as of December 31, 2016.

	Employees	% of Total
Olin Brass	1,222	66%
A.J. Oster	294	16%
Chase Brass	319	17%
Corporate	22	1%
Total	1,857	100%
As of December 31, 2016, 1,130, or approximately 61%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years.
Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we have not experienced any work stoppages at any of our facilities. In particular, our union agreements governing a substantial portion of our employees at Chase Brass and Olin Brass expire in 2017. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms.
Research and Development
Our staff of scientists in metallurgy and electrochemistry intends to continue to invest in research and development to develop new products and expand our value-added services to meet our customers’ needs.
Our research and development expenditures were not material during 2016, 2015 or 2014.

Risk Management and Insurance
The primary risks in our operations are personal injury, property damage, transportation, criminal acts, risks associated with international operations, directors’ and officers’ liability and general commercial liabilities. We are insured against general commercial liabilities (including business interruption), workers’ compensation liabilities, automobile accidents (including injury to employees and physical damage of goods and property and employer liabilities), directors’ and officers’ liability, crime, foreign risks, environmental liability, ocean cargo liability and flood through insurance policies provided by various insurance companies up to amounts we consider sufficient to protect against losses due to claims associated with these risks.
We also maintain bonds with certain federal, state and international authorities to insure against risks relating to, among other things, delays due to customs clearances, compliance with certain laws and regulations and import and export of goods.
Safety
Consistent with other strategic initiatives, we strive to achieve a ‘Best in Class’ performance status for employee safety. A number of our locations participate in the Occupational Safety and Health Administration (“OSHA”) sponsored Voluntary Protection Program, or VPP. The Safety Excellence / VPP initiative shifts the safety paradigm to an aggressive proactive approach that stresses strong employee participation and collaboration, management accountability, employee training and hazard elimination as core foundational elements. In 2016, our A.J. Oster facility in Yorba Linda, California was recognized as a VPP Star site. This recognition reflects the facility’s achievement in the development, implementation and continuous improvement of their safety and health management system resulting in injury and illness rates that are below the national averages for the industry.
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
We own a number of other U.S. and foreign patents, trademarks and licenses relating to certain of our products and processes. We actively protect our proprietary rights by the use of trademark, copyright, and patent registrations. Additionally, we license the marks OLIN BRASS and OLIN METALS for metal products from Olin Corporation. These licenses continue unless we breach the license agreement. We also license stylized versions of these marks from Olin Corporation and the license to the stylized version includes an annual termination option by either party.
We license the intellectual property rights related to certain proprietary alloy systems to other major brass mills around the world, including Dowa Metaltech.
Government Contract
The United States Mint is and has been a significant customer of Olin Brass since 1969. We have a contractual arrangement to supply nickel and brass coinage strip to multiple United States Mint facilities. As has been the case for a long time, we expect to renew this contract when it expires in 2017. However, the United States Mint can terminate our contract in whole or in part when it is in the best interest of the United States Mint to do so and any damages payable to us by the United States Mint for such termination would not include lost profits.
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

Item 1A. Risk Factors.
We are exposed to various risks as we operate our businesses. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our businesses. Although we have tried to identify and discuss key risk factors, others could emerge in the future.
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
We use our balanced book approach to substantially reduce the impact of metal price movements, specifically fluctuations in the availability and price of copper scrap and cathode, which represent the largest component of our cost of sales. Such fluctuations can significantly affect our operating margins from our non-toll sales, which are sales for which we assume responsibility for metal procurement and then recover the metal replacement cost from the customer. Non-toll sales represented approximately 75% of our unit sales volume over the last three years. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Principles Affecting Our Results of Operations—Balanced Book.”
We may not be able to maintain our balanced book approach if our customers become unwilling to bear metal price risk through the matching of price date of shipment terms. We may also not be able to find counterparties for the derivatives transactions entered into in connection with firm price terms, and the cost of those derivatives transactions may increase such that entering into such transactions is no longer cost-effective to us. If we fail to maintain our balanced book approach, we may be forced to accept higher replacement prices, which could generate losses and would increase volatility in our results of operations.

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
The market price of metals and related scrap used in production is subject to significant volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory and increase cost of sales. Additionally, the cost of our inventories is primarily determined using the LIFO method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. In a period of rising raw material prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons. During 2016, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at higher costs prevailing in prior years as compared with metal prices prevailing in the market at the time of the inventory depletion and the effect of this reduction of inventory increased cost of sales by $1.9 million. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Business Principles Affecting Our Results of Operations —Metal Cost.”
Because our balanced book approach does not reduce the effects of fluctuations in metal prices on our working capital requirements, higher metal prices could have a negative effect on our liquidity.
Our balanced book approach does not reduce the impact of the volatility in metal prices on our working capital requirements. Metal prices impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. As a result, when metal prices are rising, even if the number of pounds of metal we process does not change, we tend to use more cash or draw more on our asset-based revolving loan facility (“2016 ABL Facility”) to cover the cash flow delay from material replacement purchase to cash collection. Thus, when metal prices increase, our working capital may be negatively affected as we are required to draw more on our cash or available financing sources to pay for raw materials. As a result, our liquidity may be negatively affected by increasing metal prices. Metal price volatility may also require us to draw on working capital sources more quickly and unpredictably, and therefore at higher cost. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Business Principles Affecting Our Results of Operations—Metal Cost.”

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
In 2016, the cost of energy and utilities represented approximately 6% of our non-metal cost of sales and prices can be volatile. As a result, our energy and utility costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher energy and utility costs on our cost of sales. A substantial increase in energy costs could cause our operating costs to increase and our business, financial condition, results of operations and cash flows may be materially and adversely affected. Although we attempt to mitigate short-term volatility in energy and utility costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.
Our substantial leverage and debt service obligations may adversely affect our financial condition and restrict our operating flexibility, including our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2016, our total indebtedness was $316.0 million (net of debt issuance costs). We also had an additional $197.9 million available for borrowing under the 2016 ABL Facility as of that date. Based on the amount of indebtedness outstanding and applicable interest rates at December 31, 2016, our annualized cash interest expense would be $17.0 million, which includes $0.3 million of interest expense related to our capital lease obligations. Additionally, we may potentially borrow under the 2016 ABL Facility, which is a floating-rate obligation, and thus, the related interest expense is subject to increase in the event interest rates were to rise.
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
The agreement governing the 2016 ABL Facility and the agreement covering our term loan facility that matures on July 18, 2023 (“Term Loan B Facility”) contain various covenants that limit or prohibit our ability, among other things, to:

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
The agreement governing the 2016 ABL Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio that is tested whenever excess availability, as defined in such agreement, falls below a certain level. For more information regarding these covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.”
The agreement governing the Term Loan B Facility also contains a financial covenant that requires us to maintain a total debt leverage ratio that is tested quarterly.
A violation of covenants may result in default or an event of default under our debt agreements.
Upon the occurrence of an event of default under the agreement governing the 2016 ABL Facility or the Term Loan B Facility, the requisite lenders under the 2016 ABL Facility or the Term Loan B Facility, as applicable, could elect to declare all amounts of such indebtedness outstanding to be immediately due and payable and, in the case of the 2016 ABL Facility, terminate any commitments to extend further credit. If we are unable to repay those amounts, the lenders under such facilities may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the 2016 ABL Facility and the Term Loan B Facility. If the lenders under either facility, as applicable, accelerate the repayment of borrowings, such acceleration would have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the 2016 ABL Facility and the Term Loan B Facility provide that any default under the other facility or other significant debt agreements could trigger a cross-default under the 2016 ABL Facility or the Term Loan B Facility, as applicable. If we are unable to repay the amounts outstanding under these agreements or obtain replacement financing on acceptable terms, which ability will depend in part upon the impact of economic conditions on the liquidity of credit markets, our creditors may exercise their rights and remedies against us and the assets that serve as collateral for the debt, including initiating a bankruptcy proceeding.
Although the terms of the credit agreement governing the 2016 ABL Facility and the Term Loan B Facility contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, which would allow us to borrow additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition and results of operations and could increase other risks harmful to our financial condition and results of operations.
For a more detailed description on the limitations on our ability to incur additional indebtedness and our compliance with financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.”

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash and the availability of our cash to service our indebtedness depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments required to be made on the 2016 ABL Facility and the Term Loan B Facility, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments (including the 2016 ABL Facility and the Term Loan B Facility) may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness or refinance our indebtedness on acceptable terms. Furthermore, we might not be able to fulfill our cash needs if one or more of the financial institutions that are lenders under the 2016 ABL Facility were to default on its obligations to provide available borrowings under the 2016 ABL Facility, and such a default could have a material adverse effect on our liquidity and ability to operate our business.
Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations in respect of the 2016 ABL Facility and the Term Loan B Facility.
If we were to lose order volumes from any of our largest customers, our sales volumes, revenues and cash flows could be reduced.
Our business is exposed to risks related to customer concentration. Our five largest customers were responsible for approximately 30% of our net sales in 2016. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, adverse economic and market conditions could also harm our business by negatively affecting our customers, which could impair their ability to pay for products they have purchased from our Company. Our balance sheet reflected an allowance for doubtful accounts totaling $0.5 million at December 31, 2016. If adverse economic and market conditions impair the ability of our customers to pay us in the future, our allowance for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase in the future, which could materially and adversely affect our financial condition and results of operations.
We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and net sales could be reduced if our customers switch some or all of their business with us to other suppliers.
In 2016, a majority of our net sales were generated from customers who do not have long-term contractual arrangements with us, including several of our largest customers. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. A significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business, or cause us to reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Additionally, trends in electronic commerce indicate a potential future reduction in demand for coinage strip, which could have a material adverse effect on our business, financial condition and results of operations. The U.S. Treasury department announced in December 2011 a halt in the production of Presidential dollar coins for circulation due to a lack of demand (which is primarily the result of the U.S. continuing the use of the dollar bill).
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
As of December 31, 2016, we had 1,857 employees, 1,130, or approximately 61%, of whom at various sites were members of unions. The current collective bargaining agreements that are in place are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.
Our participation in multi-employer union pension plans may have a material adverse effect on our financial performance.
We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our U.S. multi-employer pension plan expense totaled $3.5 million in 2016. Our obligations may be impacted by the funded status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from the multi-employer pension plan in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
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
Our ability to satisfy our customers’ orders in an efficient manner and to effectively manage inventory levels is dependent on the proper operation of our facilities and equipment. On-time delivery and accurate order fulfillment are essential to maintaining customer satisfaction and generating repeat business. To the extent we experience prolonged equipment failures, quality control incidents, damage or disruption due to natural disasters, inclement weather conditions, acts of war, terrorism or widespread illness, temporary facility closures or other disruptions in operations such as a major fire or major equipment breakdown at our manufacturing facilities, our ability to satisfy our customers could be negatively impacted. In addition, we may not have adequate insurance to cover all losses. Furthermore, disruptions in operations of one or more of our suppliers could result in production delays. Any of these events or circumstances could materially disrupt our business operations and thereby adversely affect our business, financial condition and results of operations.
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
If we fail to develop or enhance our products to satisfy evolving customer demands, our business, operating results, financial condition and prospects may be harmed significantly. The market for copper and copper-alloy products is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. Our competitors are continuously searching for more cost-effective alloys and substitutes for copper and copper-alloys, and our current and prospective customers may choose products that might be offered at a lower price than our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. This strategy may cause us to pursue other technologies or capabilities through acquisitions or strategic alliances. We may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of new products and services. Our failure to successfully develop and offer products or services that satisfy customer requirements may significantly weaken demand for our products and services, which would likely cause a decrease in our net sales and harm our operating results.

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
In the aggregate, our international operations accounted for 6% of our net sales in 2016. We have operations in China through Olin Luotong Metals and in Singapore through our subsidiary GBC Metals Asia Pacific PTE. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In 2016, the shipments by Olin Brass to the munitions market accounted for 44% of its total shipments. The private use of firearms is subject to extensive regulation. Recent U.S. federal legislative activities generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms and ammunition. Several states currently have laws in effect similar to that legislation. Any restriction on the use of firearms and ammunition could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions market.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. From time to time, legislative initiatives are proposed in the U.S., such as the repeal of the election to use LIFO or to lower the U.S. corporate tax rate. If the U.S. corporate tax rate were lowered, we would be required to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. The cost of our inventories is primarily determined using LIFO. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. If the election to use the LIFO method for U.S. federal income tax purposes were repealed, taxpayers that currently use the LIFO method would be required to revalue their beginning LIFO inventory to its first-in, first-out (“FIFO”) value. The repeal of the election to use the LIFO method could result in a substantial cash tax liability, which could adversely impact our liquidity and financial condition. Furthermore, a transition to the FIFO method could result in an increase in the volatility of our earnings, a greater disparity between our earnings and net sales in our financial statements, and an increase in the costs associated with our derivative transactions to mitigate metal price fluctuations.
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
We are dependent on our senior management team to remain competitive in our industry. We have employment contracts or severance agreements with members of our senior management team, including John Wasz, Christopher Kodosky, Scott Hamilton, Kevin Bense, Devin Denner and William Toler. Failure to renew the employment contracts or other agreements of a significant portion of our senior management team could have a material adverse effect on our business, financial condition, results of operations and cash flows. Members of our senior management team are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. We do not maintain any life insurance policies for our benefit covering our key employees.

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
The extent to which our employee medical costs will increase in the future is difficult to assess at this time. In 2016, our costs related to employee health benefits were $20.1 million. Because the implementation of various laws regarding employee medical costs and health insurance, including the Patient Protection and Affordable Care Act of 2010 and other related regulations, is currently in progress, there is some uncertainty as to how these current and future laws and regulations will affect our employee medical and other benefit costs. In addition, the cost of health care has been rising generally over time, and such increases have been in the past and will in the future be unpredictable and at times significant. If we were to incur significant increases in employee medical costs and related items, whether due to such laws and regulations or otherwise, it could adversely impact our operating results.
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
From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. For example, if we were found liable under product liability claims, we could be required to pay substantial monetary damages and see a decrease in demand for our products. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
Further, even if we successfully defended ourselves against a claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend time and resources to defend against these claims, we could face negative publicity or our reputation could otherwise suffer, any of which could result in a decrease in demand for our products or otherwise harm our business.
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
Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights or the expiration of our intellectual property rights could impair our competitive position.
We rely on a combination of patents, trademarks, trade secrets and other intellectual property rights, in addition to contractual rights, to protect the intellectual property we use in our business. Because the intellectual property associated with our products, including Eco Brass® technology, is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. Furthermore, it is possible that our intellectual property rights could be challenged, invalidated, violated or made obsolete by our competitors or third parties, or our pending patent applications may not be granted.
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

In addition, our commercial success will continue to depend in part on our ability to make and sell our products or provide our services without infringing the patents or proprietary rights of third parties. We face these risks with respect to intellectual property that we have developed internally, as well as with respect to intellectual property rights we have acquired from third parties. For example, Chase Brass has entered into agreements with Mitsubishi Shindoh pursuant to which Chase Brass has access to and the right to use certain of its technologies including lead-free Eco Brass® rod and the sublicensing of lead-free Eco Brass® ingot. To the extent that Mitsubishi Shindoh fails to adequately protect the technologies upon which we rely, our competitors may be able to use such technologies or develop similar technologies independently.
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
Finally, for our products that are covered on patent protection, once a patent has expired, the product is generally open to competition. For example, patent protection for the most popular versions of Eco Brass® expires in May 2019. The expiration of such patent could enable other companies to compete more effectively with us by allowing our competitors to make and sell products substantially similar to those we offer. This could negatively impact our ability to produce and sell the associated products, thereby adversely affecting our operations.
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
The operation of the Company’s business depends on the Company’s information technology systems, most of which have not been updated for many years. As a result, our information technology systems are more susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems or security breaches could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business. Olin Brass and A.J. Oster began the process of implementing fully integrated enterprise resource planning (“ERP”) systems to replace their current management information systems and plan to implement the systems in a phased approach over the course of the next several years, and implemented the first phase in early fiscal 2017. These implementations may present challenges. Such challenges include, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data and the potential instability of the new system. Furthermore, large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain of our business and financial processes also may require transformation in order to effectively leverage the ERP system’s benefits. The ERP system implementation may not result in the anticipated improvements and the cost of implementation may outweigh the benefits. There can be no assurance that the ERP system will be successfully implemented, and failure to do so could adversely affect our business, financial condition, results of operations and the effectiveness of our internal controls over financial reporting.
Global Brass and Copper Holdings, Inc. is a holding company and relies on future dividends and other payments, advances and transfers of funds from its subsidiaries to meet its financial obligations and provide cash for any dividends it might pay in the future.
Global Brass and Copper Holdings, Inc. has no direct operations and derives all of its cash flow from its subsidiaries. Because Global Brass and Copper Holdings, Inc. conducts its operations through its subsidiaries, Global Brass and Copper Holdings, Inc. depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the credit agreement governing the 2016 ABL Facility, the Term Loan B Facility and other debt agreements governing current and future indebtedness of Global Brass and Copper Holdings, Inc.’s subsidiaries, as well as the financial condition and operating requirements of Global Brass and Copper Holdings, Inc.’s subsidiaries, may limit the ability of Global Brass and Copper Holdings, Inc. to obtain cash from its subsidiaries. The earnings from, or other available assets of, Global Brass and Copper Holdings, Inc.’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Global Brass and Copper Holdings, Inc.’s to pay any dividends on our common stock. See “Risks Related to an Investment in our Common Stock—Our ability to pay regular dividends to our shareholders is subject to the discretion of our Board of Directors and may be limited by our debt agreements and limitations in Delaware law.”
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
In addition, volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate for various reasons, including:

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
On November 7, 2013, we announced that our Board of Directors had approved the initiation of a quarterly dividend of $0.0375 per share of our common stock to our stockholders and the Board of Directors has declared a dividend of $0.0375 per share of common stock in every subsequent quarter to date. Any future determination to pay dividends, however, will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements including limitations in Delaware law, restrictions in our debt agreements, including those governing the 2016 ABL Facility and the Term Loan B Facility, that limit our ability to pay dividends to stockholders, our strategic opportunities and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. At this time, the agreement governing the 2016 ABL Facility and the agreement governing the Term Loan B Facility generally restrict or limit the payment of dividends to shareholders. The agreement governing the Term Loan B Facility includes a “restricted payments” basket based on Consolidated Net Income (as defined in the agreement). It increases based on 50% of Consolidated Net Income (as so defined) and decreases by 100% of Consolidated Net Loss (as so defined). The basket may be negative or insufficient to pay dividends. For the foregoing reasons, you will not be able to rely on dividends to receive a return on your investment. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our common stock, which may never occur.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes our major facilities as of December 31, 2016:

Entity	Operation	Location	Owned or Leased	Products
Corporate	Corporate Headquarters	Schaumburg, Illinois	Leased	N/A
Olin Brass segment	Mill Products	East Alton, Illinois	Owned (1)	Copper-based strip Clad copper & copper-alloy strip
	Fabricated Products	East Alton, Illinois	Owned (1)	Stamped & drawn copper-based parts
	Fineweld Tube	Cuba, Missouri	Owned	Welded copper-alloy tube
	Bryan Metals	Bryan, Ohio	Owned	Copper-based strip
Copper-based strip and foil
	Somers Thin Strip	Waterbury, Connecticut	Owned	Stainless steel light gauge strip
	Olin Luotong Metals	Guangzhou, China	Owned building; 50-year lease on land	Copper-based strip
	Olin Brass Headquarters	Louisville, Kentucky	Leased	N/A
Chase Brass segment	Manufacturing	Montpelier, Ohio	Owned	Copper-based rod
	Warehouse	Los Angeles, California	Leased	Copper-based rod
A.J. Oster segment	Processing and Distribution	Warwick, Rhode Island	Leased	Copper-alloy strip, aluminum foil, aluminum strip, specialty stainless steel strip and specialty rod
	Processing and Distribution	Alliance, Ohio	Owned
	Processing and Distribution	Carol Stream, Illinois	Owned
	Processing and Distribution	Yorba Linda, California	Leased
	Processing and Distribution	Caguas, Puerto Rico	Owned
	Processing and Distribution	Queretaro, Mexico	Owned
	A.J. Oster Headquarters	Warwick, Rhode Island	Leased	N/A
(1) Certain utility infrastructure at the East Alton, Illinois facility is leased by Olin Brass from Olin Corporation.
Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at Olin Brass’s East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The transition services agreement renewed automatically in November 2016 and automatically renews for one-year terms thereafter subject to termination by either party upon one year’s notice.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Record
Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of February 21, 2017, we had approximately 77 holders of record of our common stock.
Market Information for Common Stock
The high and low selling prices per share of our common stock, as well as the cash dividend declared per share of our common stock, for the quarters during 2016 and 2015 were as follows:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.31	$28.80	$30.11	$35.00
Low	18.97	23.43	26.72	23.85
Cash dividends declared	0.0375	0.0375	0.0375	0.0375

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$15.94	$18.90	$21.43	$24.05
Low	12.30	14.46	15.96	19.88
Cash dividends declared	0.0375	0.0375	0.0375	0.0375
For certain information regarding our equity compensation plans, see Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Dividends

The payment of dividends in the future will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, anticipated cash requirements and restrictions contained in the agreements governing our asset-based revolving loan facility, which matures on July 19, 2021 (“2016 ABL Facility”) and our term loan facility, which matures on July 18, 2023 (“Term Loan B Facility”). Currently, we have significant availability under our credit agreements to pay dividends consistent with past practice and future expectations. We can give no assurance that dividends will be paid in the future. See Note 11, “Financing,” of our consolidated financial statements, which are included elsewhere in this report, for further discussion of these restrictive covenants.
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

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Set forth below is selected historical consolidated financial data of our business as of the dates and for the periods indicated. The selected historical consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 have been derived from our consolidated financial statements included elsewhere in this report. The selected historical consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from our consolidated financial statements not included in this report.
The selected historical consolidated financial data should be read in conjunction with the information about the limitations on comparability of our financial results, including as a result of acquisitions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” and our consolidated financial statements and related notes included in Item 8 to this report.

(in millions, except per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales	$1,338.5	$1,506.2	$1,711.4	$1,758.5	$1,650.5
Cost of sales	(1,156.9)	(1,335.9)	(1,546.8)	(1,576.2)	(1,467.3)
Gross profit	181.6	170.3	164.6	182.3	183.2
Selling, general and administrative expenses (1)	(82.8)	(83.2)	(76.9)	(110.8)	(92.7)
Operating income	98.8	87.1	87.7	71.5	90.5
Interest expense	(26.2)	(39.1)	(39.6)	(39.8)	(39.7)
Loss on extinguishment of debt	(23.4)	(3.1)	—	—	(19.6)
Gain on sale of investment in joint venture	—	6.3	—	—	—
Other income (expense), net	0.2	0.2	(0.5)	(0.3)	(0.1)
Income before provision for income taxes and equity income	49.4	51.4	47.6	31.4	31.1
Provision for income taxes	(16.6)	(15.9)	(16.6)	(22.2)	(19.2)
Income before equity income	32.8	35.5	31.0	9.2	11.9
Equity income, net of tax	—	0.3	1.1	1.5	1.0
Net income	32.8	35.8	32.1	10.7	12.9
Net income attributable to noncontrolling interest	(0.6)	(0.2)	(0.4)	(0.3)	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	$35.6	$31.7	$10.4	$12.5
Per Share Data:
Cash dividends declared per common share (2)	$0.1500	$0.1500	$0.1500	$0.0375	$7.5793
Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.50	$1.67	$1.50	$0.49	$0.59
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.49	$1.66	$1.49	$0.49	$0.59
Number of common shares used in basic per share calculations	21.4	21.3	21.2	21.1	21.1
Number of common shares used in diluted per share calculations	21.6	21.4	21.3	21.2	21.1
Balance Sheet Data:
Cash	$88.2	$83.5	$44.6	$10.8	$13.9
Total assets	582.6	557.2	566.3	537.7	490.3
Total debt (3)	316.0	343.1	371.4	369.5	377.1
Total liabilities	487.4	496.5	540.3	541.1	538.1
Total equity (deficit)	95.2	60.7	26.0	(3.4)	(47.8)

(1)
For the years ended December 31, 2013 and 2012, includes non-cash profits interest compensation expense of $29.3 million and $19.5 million, respectively. We did not record any non-cash profits interest compensation expense in 2016, 2015 or 2014.

(2)
In 2016, 2015, 2014 and 2013, we declared dividends of $3.3 million, $3.2 million, $3.2 million and $0.8 million, respectively, to the Company’s stockholders. In 2012, we used a portion of the net proceeds from the issuance of senior secured notes to pay a $160.0 million distribution to Halkos, the sole stockholder of the Company prior to its initial public offering in May 2013.

(3)
Consists of long-term debt, capital lease obligations and current maturities of long-term debt (presented net of discount and net of deferred financing fees incurred in connection with the issuance of debt).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Readers should refer to the information presented under the caption “Risk Factors” for risk factors that may affect our future performance. The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Statements Concerning Forward-Looking Statements” included elsewhere in this report.
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
We service nearly 1,600 customers in 28 countries across four continents. We employ approximately 1,850 people and operate 11 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Asia.
Unlike traditional metals companies, in particular those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially reduces the financial impact of metal price movements on our earnings and operating margins.
Our Operating Segments
We operate through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.
Our Olin Brass segment is the leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated components in North America. While primarily processing copper and copper alloys, the segment also rerolls and forms other metals such as stainless steel, carbon steel and aluminum. Olin Brass’s products are used in five primary markets: munitions, coinage, automotive, building and housing and electronics / electrical components. In 2016, Olin Brass sold approximately 15% of its domestic copper-based products to A.J. Oster.
Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4 1/2 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
A.J. Oster is a processor and distributor primarily of copper and copper-alloy sheet, strip and foil. A.J. Oster operates six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components. In 2016, 51% of A.J. Oster’s brass and copper material requirements were supplied by our Olin Brass segment.
All three segments generate revenue from product sales and earn a premium margin over the cost of metal as a result of our metal conversion, value-added processing, and service capabilities.
Corporate and other includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate and other also includes interest expense, state and federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
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
2016 Refinancing
On July 18, 2016, we entered into a long-term credit agreement that matures on July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”).
The Term Loan B Facility provides for borrowings of $320.0 million. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement). At December 31, 2016, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.25%.
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

On July 18, 2016, we also entered into a credit agreement with a syndicate of lenders that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “2016 ABL Facility”). The 2016 ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.
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
Purchases and Redemption of Senior Secured Notes
Prior to obtaining the Term Loan B Credit Agreement and the ABL Credit Agreement, our debt facilities consisted of our 9.50% senior secured notes due 2019 (“Senior Secured Notes”) and a former asset-based loan facility (“ABL Facility”).
During 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our then existing Senior Secured Notes for an aggregate purchase price of $42.5 million, plus accrued interest. On July 18, 2016, we used a portion of the proceeds from our Term Loan B Facility to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the Senior Secured Notes (“Indenture”), we called the notes at a redemption price of 104.75% plus accrued interest, and we terminated the related Indenture.
We recognized a loss on the extinguishment of debt in the year ended December 31, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility. No amounts were outstanding under the former ABL Facility at the time of termination.
For additional information regarding the purchases of Senior Secured Notes and the 2016 Refinancing, see Note 11, “Financing,” of our consolidated financial statements, which are included elsewhere in this report.
Key Business Principles Affecting Our Results of Operations
LIFO Accounting
The metals component of inventories that is valued on last-in, first-out (“LIFO”) basis comprises approximately 70% of total inventory at December 31, 2016 and 2015, respectively. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons depending on the fluctuations in our inventory levels. During 2016, 2015 and 2014, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of this reduction increased cost of sales by $1.9 million, $0.1 million and $0.6 million in 2016, 2015 and 2014, respectively.
Metal Cost
We are a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products in North America. We generate our profits from the conversion, manufacturing and fabrication of metal into end products, and not by taking advantage of fluctuations in the price of copper and other metals. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices, such that our operating margins are largely unaffected by trends in metal prices. Nevertheless, fluctuations in metal prices will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO liquidations (as previously discussed) and our working capital requirements.
Shrinkage loss, which is primarily the loss of metal that occurs in the melting and casting operations, is an inherent part of any metal casting process. While the shrinkage loss rate is very low relative to the total volume of metal cast, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.
Over the last three years, approximately 25% of our sales volumes were made on a toll basis where our customers supply us with the metal and we charge them a processing or conversion fee to melt the metal and convert it into a finished product. For metal processed on a non-toll basis, we procure and own the metal until we sell it to the customer, whereby we charge them not only a conversion fee but also a metal replacement fee. For these non-toll sales, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.
Metal prices also impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. Therefore, when metal prices increase, even if the number of pounds processed does not change, our working capital requirements will also increase. When metal prices fall, the opposite occurs.
Balanced Book
The majority of our sales volume is from non-toll customers. To substantially reduce the financial impact of metal price volatility on earnings and operating margins on these non-toll sales, we use a balanced book approach to hedge the impact of metal price fluctuations. The balanced book approach minimizes the financial impact of metal price movements in the period between date of order and date of shipment by matching the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with the timing, quantity and price of the replacement metal purchases. For any non-toll sale, we seek to achieve our balanced book through one of the following three mechanisms:

•
Metal sales and replacement purchases on “price date of shipment” terms, meaning that metal sale price to the customer and the purchase price for replacement metal from a supplier are set on the date of shipment. The customer bears the risk of metal price changes from the date of order to the date of shipment.

•
Metal sales and replacement purchases on a “firm price basis,” meaning that metal sale price to the customer are fixed on the order date, and a matching replacement purchase at a fixed price is established with a metal supplier. The supplier therefore bears the risk of metal price changes from the date of order to the date of shipment.

•
Metal sales on a firm price basis in circumstances where a matching firm price replacement purchase is unavailable: in this situation, we execute a forward purchase on “price date of shipment” terms by entering into a financial derivative transaction in the form of a forward purchase contract. The impact of price changes from date of order to the date of shipment on the previously required metal replacement purchase is offset by gains or losses on the derivative contract. The derivative counterparty bears the risk of metal price changes from the date of order to the date of shipment.

In 2016, approximately 60% of our non-toll sales volumes (45% of our total unit shipments) were conducted with price date of shipment terms. All other non-toll unit sales volumes were conducted with firm price replacement purchases or price date of shipment replacement purchases plus a derivative contract.
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
Building and Housing
According to our estimates, we expect U.S. housing starts and U.S. existing home sales to increase 6.6% and 4.3% annually, respectively, from 2016 through 2019.
We also expect continued growth for lead-free plumbing products in our green portfolio products, including Eco Brass®. We intend to continue our efforts to build key, strategic partnerships with our customers in the building and housing market to help drive growth.
Demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions. In addition, the correlation between housing statistics and our sales is not entirely direct as products containing our metal are typically installed near the completion of construction. Thus, there is an inherent lag time compared to housing starts. Sales of our products to customers in the building and housing market can be also affected by factors such as housing mix (single family versus multi-family homes), unit size and unit price point. Sales of our products can also be impacted by changes and trends in the composition of materials and fixtures used in construction.
Munitions
In 2014, our customers began destocking their munitions inventories and thus, Olin Brass’s munitions volumes decreased in 2015 as these efforts continued. In 2016, we saw improved volumes in this market, but were still approximately 5% below the average annual munitions volumes in the 2012-2014 period. We expect a longer-term normalized run rate that is at or slightly above these historical 2012-2014 average annual volumes.
We remain focused on managing the factors within our control from a volume standpoint and we are encouraged by the continued improvements in quality and on-time performance at Olin Brass.
Automotive
The automotive market is dependent on the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions, replacement needs, and the amount of electrical components contained within automobiles. According to our estimates, North American light vehicle production is expected to grow by 1.5% annually from 2016 through 2019.
Particularly within Olin Brass and A.J. Oster, we are implementing pricing strategies that focus on pricing our products: to earn a return commensurate with cost complexity required to produce them, to earn an appropriate return on the assets used to produce them, and to earn an appropriate return in relation to other competitive offerings. We believe these pricing strategies will better position us in the long-term.
Electronics / Electrical Components
Customers use our products to manufacture electronics / electrical components in a wide range of applications, from medical devices to computers to aviation components, and demand is largely correlated to general economic activity and technological developments.
Coinage
As has been the case from time to time for over 40 years, Olin Brass renewed its long-term contract with the U.S. Mint in 2012 to extend the supply agreement into 2017. We would expect to earn a similar renewal in 2017. Demand for coinage is directly tied to consumer transactions and coinage demand has improved in the last three years as a result of an overall increase in demand, as well as due to the U.S. Mint replenishing coin inventories which had become too low.
Industrial Machinery and Equipment (“IM&E”)
Sales in this market primarily lie within Chase Brass. IM&E volumes decreased in both 2015 and 2016 as compared to each previous year due to softness in the oil and gas, metals and mining, and agricultural industries, as well as competition from imported parts.
Industry Dynamics Affecting Growth Opportunities
Regarding demand for copper and copper-alloy sheet, strip and plate (“SSP”), there are a number of growth opportunities that could increase the demand for SSP products, including our CuVerro® bactericidal products. Olin Brass completed the federal and state registration processes necessary to market its CuVerro® materials as having bactericidal properties. It has also registered more than 30 component manufacturers to market products made with CuVerro®.
Legislation to replace the one-dollar paper notes with dollar coins keeps receiving attention in Congress, most recently by the reintroduction of the Unified Savings and Accountability Act (“USA Act”) in July 2015. Among other matters, the USA Act brings added focus and support to replace the one dollar note with the dollar coin. We anticipate a significant increase in the size of the coinage market if the U.S. transitions to the dollar coin and eliminates the one-dollar paper note.
Regarding demand for brass rod, we anticipate volume growth in our green products portfolio from the building and construction market resulting from the need for plumbing devices to be compliant with national potable water regulations.
Finally, the North American market may be affected by certain factors related to the supply of brass and copper, including imported rod and finished parts. Therefore, competition from offshore suppliers could become more significant in the future if certain factors change. Historically these factors have included foreign trade agreements, competition, antidumping orders, foreign exchange rate fluctuations, domestic capacity and pricing levels, as well as costs in the import supply chain.
Management’s View of Performance
In addition to the results reported in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”), we also report “adjusted sales,” “adjusted gross profit,” “adjusted selling, general and administrative expenses,” “adjusted EBITDA” and “adjusted diluted earnings per common share,” all of which are non-GAAP financial measures as defined below.
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
Net sales and adjusted sales
Net sales is the most directly comparable US GAAP measure to adjusted sales, which represents the value-added premium we earn over our conversion and fabrication costs. Adjusted sales is defined as net sales less the metal cost of products sold. We use adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.
Net sales is reconciled to adjusted sales as follows:

	Year Ended December 31,			Change: 2016 vs. 2015		Change: 2015 vs. 2014
(in millions, except per pound values)	2016	2015	2014	Amount	Percent	Amount	Percent
Pounds shipped (a)	520.8	511.9	520.4	8.9	1.7%	(8.5)	(1.6)%
Net sales	$1,338.5	$1,506.2	$1,711.4	$(167.7)	(11.1)%	$(205.2)	(12.0)%
Metal component of net sales	(796.3)	(971.9)	(1,168.8)	175.6	(18.1)%	196.9	(16.8)%
Adjusted sales	$542.2	$534.3	$542.6	$7.9	1.5%	$(8.3)	(1.5)%

Net sales per pound	$2.57	$2.94	$3.29	$(0.37)	(12.6)%	$(0.35)	(10.6)%
less: Metal component of net sales per pound	1.53	1.90	2.25	(0.37)	(19.5)%	(0.35)	(15.6)%
Adjusted sales per pound	$1.04	$1.04	$1.04	$—	—%	$—	—%
Average copper price per pound (b)	$2.20	$2.51	$3.12	$(0.31)	(12.4)%	$(0.61)	(19.6)%
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Copper prices reported by the Commodity Exchange (“COMEX”).
2016 compared to 2015
Net sales decreased by $167.7 million, or 11.1%, primarily the result of a $175.6 million decline in the metal cost recovery component due to decreased metal prices and less sales of unprocessed metals (combined $189.7 million), partially ameliorated by increased volumes ($24.0 million). Adjusted sales increased by $7.9 million due to increased volumes as the result of increased demand in the munitions and building and housing markets, partially offset by lower demand in the coinage, industrial machinery and equipment and transportation markets. Average selling prices also decreased slightly due to increased concentration of sales to lower margin customers and increased mix of sales in generally lower priced markets.

2015 compared to 2014
Net sales decreased by $205.2 million, or 12.0%, primarily due to decreased metal prices ($133.0 million) and a decline in sales of unprocessed metal ($56.9 million). Adjusted sales decreased by $8.3 million, primarily due to decreased volume as a result of lower demand in the munitions market partially offset by increased demand in the coinage market.
Gross profit and adjusted gross profit
Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA. We believe that adjusted gross profit supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted gross profit represents a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.
Gross profit is reconciled to adjusted gross profit as follows:

	Year Ended December 31,			Amount change:
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total gross profit	$181.6	$170.3	$164.6	$11.3	$5.7
Unrealized (gain) loss on derivative contracts (a)	(3.1)	(0.6)	3.0	(2.5)	(3.6)
LIFO liquidation loss (gain)	1.9	0.1	0.6	1.8	(0.5)
Lower of cost or market adjustment to inventory (b)	(1.7)	6.6	0.2	(8.3)	6.4
Restructuring and other business transformation charges	—	0.4	0.1	(0.4)	0.3
Depreciation expense	12.9	12.0	10.2	0.9	1.8
Adjusted gross profit	$191.6	$188.8	$178.7	$2.8	$10.1

(a)
We use our balanced book approach, which includes derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
2016 amounts represent net recoveries of previous charges as market prices for certain non-copper metals increased. For 2015 and 2014, the amounts represent lower of cost or market charges for the write down of domestic, non-copper metal inventory.

2016 compared to 2015
Gross profit increased by $11.3 million, or 6.6%, and benefited $8.3 million from a reduction in lower of cost or market charges and favorable fluctuations ($2.5 million) in unrealized gains / losses on derivative contracts. Adjusted gross profit increased by $2.8 million (1.5%) due to increased volumes, partially offset by a negative impact from the aforementioned shift in sales towards less profitable customers and markets. Additionally, while gross profit was unfavorably impacted by the one-time production costs incurred as a result of the production outage, these were more than offset by productivity improvements leading to an overall decrease in production costs.
2015 compared to 2014
Gross profit increased by $5.7 million, or 3.5%, primarily due to increased production yields and productivity improvements. Adjusted gross profit increased by $10.1 million, predominantly due to the aforementioned yield and productivity improvements.
Selling, general and administrative expenses and adjusted selling, general and administrative expenses
Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted selling, general and administrative expenses represent a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.
Selling, general and administrative expenses is reconciled to adjusted selling, general and administrative expenses as follows:

	Year Ended December 31,			Amount change:
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total selling, general and administrative expenses	$82.8	$83.2	$76.9	$(0.4)	$6.3
Specified legal / professional expenses	(1.2)	(2.8)	(4.3)	1.6	1.5
Share-based compensation expense	(6.9)	(4.2)	(1.7)	(2.7)	(2.5)
Restructuring and other business transformation charges	—	(0.5)	(0.3)	0.5	(0.2)
Depreciation and amortization expense	(2.0)	(1.6)	(2.1)	(0.4)	0.5
Adjusted selling, general and administrative expenses	$72.7	$74.1	$68.5	$(1.4)	$5.6
2016 compared to 2015
Selling, general and administrative expenses decreased by $0.4 million (0.5%) and adjusted selling, general and administrative expenses decreased by $1.4 million (1.9%), primarily due to lower employee and employee related costs ($3.1 million), partially offset by an increase in outside services. Additionally, selling, general and administrative expenses were unfavorably impacted by an increase in share-based compensation expense and favorably impacted by decreased professional fees. We have made significant progress in reducing professional fees for accounting, tax, legal and consulting services incurred in our early years as a public company and thus, in 2017, these costs will no longer be an adjustment for purposes of calculating adjusted selling, general and administrative expenses. In 2016, adjusted selling, general and administrative expenses would have been $1.2 million greater and adjusted EBITDA (defined hereafter) would have decreased by this same amount had we not adjusted for these expenses.
2015 compared to 2014
Selling, general and administrative expenses increased by $6.3 million, or 8.2%, primarily due to higher incentive compensation expenses related to improved performance. Adjusted selling, general and administrative expenses increased by $5.6 million, again due to the aforementioned incentive compensation fluctuations.
Net income and adjusted EBITDA
Net income attributable to Global Brass and Copper Holdings, Inc. is the most directly comparable US GAAP measure to adjusted EBITDA.
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	the impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a LIFO layer of inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
We believe adjusted EBITDA represents a meaningful presentation of the financial performance of our core operations, because it provides period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Year Ended December 31,			Amount change:
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	$35.6	$31.7	$(3.4)	$3.9
Interest expense	26.2	39.1	39.6	(12.9)	(0.5)
Provision for income taxes	16.6	15.9	16.6	0.7	(0.7)
Depreciation expense	14.8	13.5	12.2	1.3	1.3
Amortization expense	0.1	0.1	0.1	—	—
Unrealized (gain) loss on derivative contracts (a)	(3.1)	(0.6)	3.0	(2.5)	(3.6)
LIFO liquidation loss (gain) (b)	1.9	0.1	0.6	1.8	(0.5)
Loss on extinguishment of debt (c)	23.4	3.1	—	20.3	3.1
Non-cash accretion of income of Dowa Joint Venture (d)	—	(0.2)	(0.7)	0.2	0.5
Specified legal / professional expenses (e)	1.2	2.8	4.3	(1.6)	(1.5)
Lower of cost or market adjustment to inventory (f)	(1.7)	6.6	0.2	(8.3)	6.4
Share-based compensation expense (g)	6.9	4.2	1.7	2.7	2.5
Restructuring and other business transformation charges (h)	—	0.9	0.4	(0.9)	0.5
Adjusted EBITDA	$118.5	$121.1	$109.7	$(2.6)	$11.4

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

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

(e)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(f)	Represents the impact of lower of cost or market adjustments to domestic, non-copper metal inventory.

(g)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(h)	Restructuring and other business transformation charges in 2015 and 2014 represent severance charges at Olin Brass.
2016 compared to 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $3.4 million, or 9.6% mainly due to the increase in the loss on extinguishment of debt and the fact that the prior year included a gain on the sale of our joint venture, partially offset by the aforementioned increase in gross profit and decreased interest expense, as described later herein.

Excluding the $6.3 million gain on the sale of our joint venture in 2015, adjusted EBITDA increased $3.7 million in 2016. Despite the 2016 production outage at Olin Brass, which required us to outsource some production activities at increased costs, productivity and yield improvements resulted in a decrease in overall manufacturing costs even as volumes increased almost two percent. Adjusted EBITDA also benefited from an overall increase in volumes despite volumes being more concentrated in lower priced markets and customers. Last, adjusted EBITDA benefited from the aforementioned decrease in adjusted selling, general and administrative expenses.
2015 compared to 2014
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $3.9 million, or 12.3%, primarily due to an increase in gross profit and the gain on the sale of our joint venture, partially offset by an increase in selling, general and administrative expenses and the loss on extinguishment of debt, as described elsewhere in this report.
Adjusted EBITDA increased by $11.4 million, or 10.4%, due to decreased manufacturing conversion costs of $11.2 million and the gain on the sale of our joint venture of $6.3 million, partially offset by an increase of $5.3 million in employee compensation and related costs.
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted income per common share decreased by $0.17 in 2016 and increased by $0.17 in 2015 as compared to the previous year for each, largely due to the fluctuations in net income. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share.
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
Adjusted diluted earnings per share is a key metric used to evaluate the Company’s performance, and in turn, incentivize members of management and certain employees.
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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Year Ended December 31,			Amount change:
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$1.49	$1.66	$1.49	$(0.17)	$0.17
Unrealized (gain) loss on derivative contracts	(0.15)	(0.03)	0.14	(0.12)	(0.17)
Loss on extinguishment of debt	1.08	0.14	—	0.94	0.14
Non-cash accretion of income of Dowa Joint Venture	—	(0.01)	(0.03)	0.01	0.02
Specified legal / professional expenses	0.06	0.13	0.20	(0.07)	(0.07)
Lower of cost or market adjustment to inventory	(0.08)	0.31	0.01	(0.39)	0.30
LIFO liquidation loss (gain)	0.09	0.01	0.03	0.08	(0.02)
Share-based compensation expense	0.32	0.19	0.08	0.13	0.11
Restructuring and other business transformation charges	—	0.05	0.01	(0.05)	0.04
Tax impact on above adjustments (a)	(0.45)	(0.25)	(0.16)	(0.20)	(0.09)
Adjusted diluted earnings per common share	$2.36	$2.20	$1.77	$0.16	$0.43

(a)	Calculated based on our estimated tax rate.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015.

	Year ended December 31,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$1,338.5	100.0%	$1,506.2	100.0%	$(167.7)	(11.1)%
Cost of sales	(1,156.9)	86.4%	(1,335.9)	88.7%	179.0	(13.4)%
Gross profit	181.6	13.6%	170.3	11.3%	11.3	6.6%
Selling, general and administrative expenses	(82.8)	6.2%	(83.2)	5.5%	0.4	(0.5)%
Operating income	98.8	7.4%	87.1	5.8%	11.7	13.4%
Interest expense	(26.2)	2.0%	(39.1)	2.6%	12.9	(33.0)%
Loss on extinguishment of debt	(23.4)	1.7%	(3.1)	0.2%	(20.3)	N/M
Gain on sale of investment in joint venture	—	—%	6.3	0.4%	(6.3)	(100.0)%
Other income (expense), net	0.2	—%	0.2	—%	—	—%
Income before provision for income taxes and equity income	49.4	3.7%	51.4	3.4%	(2.0)	(3.9)%
Provision for income taxes	(16.6)	1.2%	(15.9)	1.1%	(0.7)	4.4%
Income before equity income	32.8	2.5%	35.5	2.4%	(2.7)	(7.6)%
Equity income, net of tax	—	—%	0.3	—%	(0.3)	(100.0)%
Net income	32.8	2.5%	35.8	2.4%	(3.0)	(8.4)%
Net income attributable to noncontrolling interest	(0.6)	—%	(0.2)	—%	(0.4)	N/M
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	2.4%	$35.6	2.4%	$(3.4)	(9.6)%
Adjusted EBITDA (a)	$118.5	8.9%	$121.1	8.0%	$(2.6)	(2.1)%

(a)See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful
The following discussions present an analysis of our results of operations for 2016 as compared to 2015. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Interest expense
The following table summarizes the components of interest expense:

	Year Ended December 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$24.4	$35.5	$(11.1)
Amortization of debt discount and issuance costs	2.0	2.8	(0.8)
Capitalized interest	(1.1)	(0.2)	(0.9)
Other borrowing costs (a)	0.9	1.0	(0.1)
Total interest expense	$26.2	$39.1	$(12.9)

(a)Includes fees related to letters of credit and unused line of credit fees.
Interest expense decreased by $12.9 million primarily due to lower average interest rates and lower borrowings under our debt facilities as we bought back an aggregate of $69.7 million of Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of 9.5% Senior Secured Notes with a new $320.0 million Term Loan B Facility, which accrued interest at a rate of 5.25% during the second half of 2016. Lastly, we capitalized interest relating to the construction of long-term assets in the amount of $1.1 million, $0.2 million and $0.2 million in 2016, 2015 and 2014, respectively.

Loss on extinguishment of debt
We bought back an aggregate of $69.7 million of Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of 9.5% Senior Secured Notes. As a result of the activity in 2016, we recognized a loss on the extinguishment of debt of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs related to both the Senior Secured Notes and the former asset-based loan facility.
Provision for income taxes
The provision for income taxes increased by $0.7 million, or 4.4%, and the effective income tax rate increased from 30.9% to 33.6%. The prior year effective tax rate benefited from the utilization of foreign tax credits in 2015 due to the sale of our joint venture. Due to the expected decrease in interest expense in future years resulting from our refinancing, we released the valuation allowance recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million, which benefited our effective tax rate in 2016. Additionally, the effective tax rate increased from 2015 to 2016 due to less Section 199 manufacturing credit benefit.

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015.

	Year Ended December 31,		Change: 2016 vs. 2015
(in millions)	2016	2015	Amount	Percent
Pounds shipped (a)
Olin Brass	260.5	260.0	0.5	0.2%
Chase Brass	222.7	218.9	3.8	1.7%
A.J. Oster	75.6	73.1	2.5	3.4%
Corporate (b)	(38.0)	(40.1)	2.1	5.2%
Total	520.8	511.9	8.9	1.7%
Net sales
Olin Brass	$629.6	$721.9	$(92.3)	(12.8)%
Chase Brass	502.7	544.1	(41.4)	(7.6)%
A.J. Oster	282.7	293.3	(10.6)	(3.6)%
Corporate (b)	(76.5)	(53.1)	(23.4)	(44.1)%
Total	$1,338.5	$1,506.2	$(167.7)	(11.1)%
Adjusted EBITDA
Olin Brass	$49.8	$48.3	$1.5	3.1%
Chase Brass	68.0	68.9	(0.9)	(1.3)%
A.J. Oster	18.4	15.8	2.6	16.5%
Total adjusted EBITDA of operating segments	136.2	133.0	3.2	2.4%
Corporate and other (c)	(17.7)	(11.9)	(5.8)	48.7%
Total consolidated adjusted EBITDA	$118.5	$121.1	$(2.6)	(2.1)%

(a)Amounts exclude quantity of unprocessed metal sold.
(b)Amounts represent intercompany eliminations.
(c)2015 includes a $6.3 million gain on the sale of investment in joint venture
See Note 4, “Segment Information,” of our consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2016 as compared to 2015. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales decreased by $92.3 million as the metal cost recovery component decreased by $89.9 million due mostly to decreased metal prices ($84.2 million). Adjusted sales decreased by $2.4 million due to unfavorable product mix changes ($3.2 million) as volumes were more concentrated in munitions and less in coinage. This decrease was partially ameliorated by increased volumes ($0.8 million). Volumes increased in the munitions market and decreased in the coinage market, all due to underlying demand.
Adjusted EBITDA increased by $1.5 million, primarily due to improvements in productivity and decreased selling, general and administrative expenses, especially those related to employee and employee related expenses. These results included one-time costs incurred as a result of the production outage and the impact of unfavorable changes in product mix noted above.
Chase Brass
Net sales decreased by $41.4 million as the metal cost recovery component declined by $38.7 million due to lower metal prices ($46.1 million), partially offset by increased volumes ($7.4 million). Adjusted sales decreased by $2.7 million, which was the result of decreased pricing ($5.1 million), partially ameliorated by improved volumes ($2.4 million). Pricing decreased both as a result of increased competition and increased volumes with customers secured under longer term contracts.
Volumes increased in the building and housing market and decreased in the transportation and industrial machinery and equipment markets, all due to underlying demand.
Adjusted EBITDA decreased by $0.9 million predominantly due to the decreased pricing, which was nearly offset by increased volumes, decreased manufacturing conversion costs, and decreased employee and employee related costs.
A.J. Oster
Net sales decreased by $10.6 million, as the metal cost recovery component declined by $23.8 million due to lower metal prices ($29.4 million), partially offset by increased volumes ($5.6 million). Adjusted sales increased by $13.2 million due to the impact of increased selling prices ($8.8 million) and increased volume ($4.4 million). A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Volumes increased primarily due to increased demand in the electronics / electrical components markets due to underlying demand.
Adjusted EBITDA increased by $2.6 million, due to the impact of increased selling prices and increased volumes, which were partially offset by increased pricing from Olin Brass and increased selling, general and administrative expenses, particularly those related to employee and employee related costs.

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
Loss on extinguishment of debt
In 2015, we bought back $29.7 million principal amount of Senior Secured Notes in the open market for an aggregate price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
Gain on sale of investment in joint venture
In April 2015, we sold our 50% share of the Dowa Joint Venture to Dowa Co. for $8.0 million. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
Provision for income taxes
Our provision for income taxes decreased by $0.7 million, or 4.2%, and the effective income tax rate decreased from 34.9% to 30.9%. The effective tax rate declined predominantly due to a reduction in the valuation allowance based on our increase in foreign source income, which was attributable to the gain on the sale of our joint venture investment in 2015, as well as the expected reduction in interest expense in 2016 and beyond.

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

	Year Ended December 31,		Change: 2015 vs. 2014
(in millions)	2015	2014	Amount	Percent
Pounds shipped (a)
Olin Brass	260.0	269.1	(9.1)	(3.4)%
Chase Brass	218.9	221.3	(2.4)	(1.1)%
A.J. Oster	73.1	68.7	4.4	6.4%
Corporate (b)	(40.1)	(38.7)	(1.4)	(3.6)%
Total	511.9	520.4	(8.5)	(1.6)%
Net Sales
Olin Brass	$721.9	$847.8	$(125.9)	(14.9)%
Chase Brass	544.1	603.7	(59.6)	(9.9)%
A.J. Oster	293.3	313.9	(20.6)	(6.6)%
Corporate (b)	(53.1)	(54.0)	0.9	1.7%
Total	$1,506.2	$1,711.4	$(205.2)	(12.0)%
Adjusted EBITDA
Olin Brass	$48.3	$36.9	$11.4	30.9%
Chase Brass	68.9	69.2	(0.3)	(0.4)%
A.J. Oster	15.8	16.2	(0.4)	(2.5)%
Total adjusted EBITDA of operating segments	133.0	122.3	10.7	8.7%
Corporate and other (c)	(11.9)	(12.6)	0.7	(5.6)%
Total consolidated adjusted EBITDA	$121.1	$109.7	$11.4	10.4%

(a)Amounts exclude quantity of unprocessed metal sold.
(b)Amounts represent intercompany eliminations.
(c)2015 includes a $6.3 million gain on the sale of investment in joint venture
See Note 4, “Segment Information,” of our consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2015 as compared to 2014. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales decreased by $125.9 million, predominately due to a $113.7 million decline in the metal cost recovery component. The majority of that decline, approximately $100.0 million, is due to less sales of unprocessed metals and decreased metal prices.
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
Adjusted EBITDA decreased by $0.3 million as the $0.6 million increase in adjusted sales was not large enough to offset the increase in manufacturing and increased selling, general and administrative expenses.
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
Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain accounts within our consolidated balance sheet as of December 31, 2016 as compared to the amounts as of December 31, 2015. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Accounts receivable increased by $14.4 million due to increased volumes.
Inventory decreased by $12.6 million primarily due to improved inventory management.
Accounts payable increased by $17.9 million primarily due to an increase in days payable outstanding resulting from the timing and mix of vendor payments.
Other noncurrent liabilities increased by $10.7 million as certain workers’ compensation liabilities were reclassified to other noncurrent liabilities in 2016.
Our non-current portion of debt decreased by $30.5 million, due to the activities and refinancing as discussed in Note 11, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.

Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital, operating expenses, service our debt and make capital expenditures. Historically, our primary sources of short-term liquidity and long-term liquidity have been cash flow from operations and borrowings under our ABL Facility. All of our operations are conducted at Holdings’ subsidiary, GBC. GBC is the primary obligor on our indebtedness, and Holdings has no indebtedness other than its guarantee of GBC’s indebtedness.
At December 31, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $7.5 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
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
We do not believe that the restrictions on dividends and distributions to Holdings and its equityholders imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, dividend obligations and capital investment obligations for the foreseeable future, including costs that we may incur in connection with our growth strategy.
Capital improvements and replacement costs account for the majority of our capital expenditures, which we expect to relatively be in line with our historical spend over the foreseeable future.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for each of the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and should be read in conjunction with our consolidated statements of cash flows in our consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Year Ended December 31,			Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash provided by operating activities	$95.3	$88.8	$64.5	$6.5	$24.3
Net cash used in investing activities	$(34.3)	$(13.3)	$(22.3)	$(21.0)	$9.0
Net cash used in financing activities	$(55.8)	$(36.7)	$(9.0)	$(19.1)	$(27.7)
Cash flows from operating activities
Net cash provided by operating activities increased by $6.5 million in 2016 as compared to 2015 due to increased cash generated from earnings and less cash generated from working capital. Cash from earnings increased $26.3 million, the largest fluctuations being in deferred income taxes ($11.9 million due to favorable temporary items in 2016 as compared to 2015) and loss on extinguishment of debt ($20.3 million due to our debt refinancing in July 2016). Cash from working capital changes decreased $19.8 million as inflows from improved inventory management were more than offset by increased investments in net accounts receivable and accounts payable resulting from increased volumes and less of a benefit in 2016 from decreased metal prices.
Net cash provided by operating activities increased by $24.3 million in 2015 as compared to 2014 due primarily to the impact of decreased metal prices on working capital, the utilization in 2015 of the overpayment of taxes that occurred in 2014 and a decrease in incentive compensation payments in 2015.
Cash flows from investing activities
Net cash used in investing activities in 2016 increased due to increased capital expenditures as compared to both 2015 and 2014 and additionally, our cash flows from investing activities in 2015 benefited from $8.0 million in proceeds from the sale of our joint venture. We made $9.6 million, $2.5 million and $2.2 million of capital expenditures in each of the 2016, 2015 and 2014 fiscal years on technology investments related to our new enterprise resource planning (“ERP”) systems.
Cash flows from financing activities
Net cash used in financing activities was $55.8 million in 2016 as compared to $36.7 million and $9.0 million in 2015 and 2014, respectively. The significant increase in cash used in financing activities in 2016 and 2015 is due to the buyback of Senior Secured Notes in 2015 and 2016 and our debt refinancing in 2016.
In 2016, we used $362.3 million to buy back our Senior Secured Notes. We also incurred $5.4 million of debt issuance costs related to the issuance of our new Term Loan B Facility and 2016 ABL Facility. All of these outflows were offset by proceeds from the Term Loan B Facility (net of discount) of $316.8 million. In 2015, we used $32.2 million to purchase Senior Secured Notes in the open market. See further discussion in Note 11, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.

Outstanding Indebtedness
As described more fully in Note 11, “Financing,” we bought back some of our Senior Secured Notes in the latter half of 2015 and the first half of 2016, and on July 18, 2016, refinanced all of our debt instruments.
For additional information regarding our 2016 ABL Facility, our Term Loan B Facility and our capital lease obligations, see Note 11, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.
Substantially all of our assets are pledged as collateral under the agreements governing the Term Loan B Facility and the 2016 ABL Facility. The ABL Facility is secured by a senior-priority interest in our cash, accounts receivable and inventory (which secure the Term Loan B Facility on a junior-priority basis) and the Term Loan B is secured by a senior-priority security interest in the remaining pledged assets (most significant of which is our fixed assets), which secure the ABL Facility on a junior-priority basis.
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement for the Term Loan B Facility that matures on July 18, 2023. The Term Loan B Facility provides for borrowings of $320.0 million. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus an Alternate Base Rate (as defined by the agreement governing the Term Loan B Facility) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the agreement governing the Term Loan B Facility plus the Adjusted LIBO Rate (as defined in the agreement governing the Term Loan B Facility). At December 31, 2016, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.25%.
The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. In addition, starting on December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time subject to a prepayment premium of 1.00% if such voluntary prepayment occurs before July 18, 2017.
In connection with the Term Loan B Facility, commencing on December 30, 2016, we must make quarterly payments of $0.8 million with the balance expected to be due on July 18, 2023.
The credit agreement governing the Term Loan B Facility contains certain covenants, obligations and restrictions that are customary in these types of indebtedness. We were in compliance with all covenants relating to the Term Loan B Facility as of December 31, 2016.
For additional information regarding the Term Loan B Facility, see Note 11, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.
The 2016 ABL Facility
Our borrowing base is equal to a percentage of receivables and inventories less reserves. We may request, but the lenders are not obligated to, increase the maximum borrowings available up to $200.0 million. At any time, if the amount outstanding under the 2016 ABL Facility exceeds the maximum allowable borrowings, we may be required to make a mandatory prepayment for the amount of the excess borrowings. The agreement governing the 2016 ABL Facility requires us to prepay or cash collateralize the applicable portion of any outstanding revolving loans under circumstances as are customary in agreements of this type. However, we may voluntarily repay and reborrow outstanding loans under the 2016 ABL Facility at any time without a premium or penalty, other than customary “breakage” costs with respect to loans made utilizing the Adjusted LIBO Rate (as defined in the ABL Credit Agreement).
As of December 31, 2016, we had $197.9 million available for borrowing under the 2016 ABL Facility after giving effect to $2.1 million of letters of credit outstanding, which are used to provide collateral for our insurance programs.
We may elect to receive advances under the 2016 ABL Facility at either an Alternate Base Rate or Adjusted LIBO Rate, as defined by the agreement governing the 2016 ABL Facility. The unused portion under the 2016 ABL Facility determines the applicable spread added to the Alternate Base Rate or Adjusted LIBO Rate. We had no outstanding borrowings as of December 31, 2016.
The 2016 ABL Facility has an expiration date of July 19, 2021 and contains various debt covenants to which we are subject on an ongoing basis. As of December 31, 2016, we were in compliance with all such covenants.

For additional information regarding the 2016 ABL Facility, see Note 11, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.

Contractual Obligations
The following table illustrates our contractual commitments as of December 31, 2016:

Contractual commitments
(in millions)	2017	2018	2019	2020	2021	Beyond	Total
Term Loan B—Principal (a)	$3.2	$3.2	$3.2	$3.2	$3.2	$303.2	$319.2
Term Loan B—Interest (b)	16.7	16.5	16.4	16.2	16.0	24.4	106.2
Capital Lease Obligation (c)	1.5	1.6	1.0	—	—	—	4.1
Purchase Obligations	159.0	2.9	0.7	—	—	—	162.6
IAM National Pension Fund	3.3	—	—	—	—	—	3.3
Leases	2.7	2.2	1.3	0.8	0.5	—	7.5
Total	$186.4	$26.4	$22.6	$20.2	$19.7	$327.6	$602.9

(a)
Represents quarterly payments required in connection with the Term Loan B Facility. As discussed in “Liquidity and Capital Resources—Outstanding Indebtedness,” we are also subject to excess cash flow sweep payments depending on the total net leverage ratio from time to time; however, it is not practicable to estimate these payments.

(b)
Assumes that interest will be paid on the Term Loan B Facility at the rate prevailing at December 31, 2016. Future interest rates may change and actual interest payments could differ from those disclosed in the table above.

(c)	Represents principal and interest portion of capital lease obligation.
We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us (i.e. non-cancelable) that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or London Metal Exchange (“LME”) prices at the time of delivery, market metal prices as of December 31, 2016, as well as energy and utility prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.
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

The 2016 ABL Facility bears interest at variable rates, and the outstanding amounts under the 2016 ABL Facility will vary from time to time, so estimating future interest and principal payments under the 2016 ABL Facility is not practicable. The 2016 ABL Facility matures on July 19, 2021.
At December 31, 2016, we had a noncurrent liability for workers’ compensation of $10.7 million, but as we are unable to reasonably estimate the ultimate timing of settlement, it is not practical to present annual payment information.
At December 31, 2016, we had a liability for uncertain tax positions, including interest and penalties, of $25.2 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.

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
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this report. There have been no significant changes to our critical accounting policies or estimates for the year ended December 31, 2016.
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

Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 70% of total inventory at both December 31, 2016 and 2015.
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

Uncertain Tax Positions
We evaluate the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our provision for (benefit from) income taxes, which could be material to our consolidated statements of operations.
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
In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2016, we did not hold assets or liabilities requiring a Level 3 measurement, and there were no transfers between the hierarchy levels during 2016 or 2015. We do not use hedge accounting for our derivative contracts. All gains and losses are recorded as cost of sales in the consolidated statements of operations as these contracts are marked to market each period.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, which are included elsewhere in this report.

Inflation and Seasonality
We experience effects of inflation on input costs, such as wages, medical benefits, natural gas, electricity, plating and other key inputs. We may not be able to offset fully the impact of inflation on these input costs or energy costs through price increases, productivity improvements or cost reduction programs.
There is a slight decrease in our net sales in each fourth quarter as a result of a decrease in demand due to customer shutdowns for the holidays and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first quarter as operations start up again. We do not foresee these seasonality trends to change materially.
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
The following tables set forth the impact of a 10% price change on our hedging positions as of December 31, 2016 and December 31, 2015, respectively.

(in millions)
December 31, 2016	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$6.7	$8.9	$2.2	$0.9
Energy and utilities	1.2	1.4	0.2	0.1
Totals	$7.9	$10.3	$2.4	$1.0

December 31, 2015	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$18.2	$17.1	$(1.1)	$1.7
Energy and utilities	4.3	4.0	(0.3)	0.4
Totals	$22.5	$21.1	$(1.4)	$2.1
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
Interest Rates
We are exposed to volatility in interest rates and expense under the terms of our credit agreements. Interest rates under the 2016 ABL Facility and the Term Loan B Facility are comprised of a base rate and margin. The 2016 ABL Facility and the Term Loan B Facility provide the option of a LIBOR or alternate base rate (as defined in the agreements governing the credit facilities) and the Term Loan B Facility rate is subject to a total net leverage ratio pricing grid set forth in the agreement governing the Term Loan B Facility. We had no amounts outstanding under the 2016 ABL Facility during 2016; however, an increase of 1% in the interest rates on our Term Loan B Facility would have increased our 2016 debt service requirements by approximately $1.4 million (annualized increase of $3.2 million).
Foreign Exchange
We have international operations that accounted for approximately 6% of our net sales in 2016. The functional currency of our operating subsidiaries is the related local currency, and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2016, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.8 million. Gains or losses from currency translation primarily relate to our operations in China (Olin Luotong Metals) and Mexico (A.J. Oster Mexico).
We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. As our results of operations historically have not been materially affected by foreign currency transaction gains and losses, we do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2016, foreign currency transaction gains and losses resulted in an increase of income before provision for income taxes and equity income of approximately $0.9 million.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Brass and Copper Holdings, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Global Brass and Copper Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 7, 2017

Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets

	As of
(in millions, except share and par value data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$88.2	$83.5
Accounts receivable (net of allowance of $0.5 and $1.2 at December 31, 2016 and December 31, 2015, respectively)	134.0	119.6
Inventories	163.7	176.3
Prepaid expenses and other current assets	18.3	17.4
Income tax receivable	5.4	2.4
Total current assets	409.6	399.2
Property, plant and equipment, net	130.4	111.1
Goodwill	4.4	4.4
Intangible assets, net	0.4	0.5
Deferred income taxes	34.1	38.0
Other noncurrent assets	3.7	4.0
Total assets	$582.6	$557.2
Liabilities and equity
Current liabilities:
Current portion of debt	$4.5	$1.1
Accounts payable	88.9	71.0
Accrued liabilities	45.0	53.9
Accrued interest	0.2	3.0
Income tax payable	1.3	0.2
Total current liabilities	139.9	129.2
Noncurrent portion of debt	311.5	342.0
Other noncurrent liabilities	36.0	25.3
Total liabilities	487.4	496.5
Commitments and contingencies (Note 16)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 21,712,216 and 21,553,883 shares issued at December 31, 2016 and December 31, 2015, respectively	0.2	0.2
Additional paid-in capital	45.0	36.9
Retained earnings	51.2	22.3
Treasury stock - 79,149 and 46,729 shares at December 31, 2016 and December 31, 2015, respectively	(1.5)	(0.7)
Accumulated other comprehensive loss	(4.1)	(2.3)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	90.8	56.4
Noncontrolling interest	4.4	4.3
Total equity	95.2	60.7
Total liabilities and equity	$582.6	$557.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Net sales	$1,338.5	$1,506.2	$1,711.4
Cost of sales	(1,156.9)	(1,335.9)	(1,546.8)
Gross profit	181.6	170.3	164.6
Selling, general and administrative expenses	(82.8)	(83.2)	(76.9)
Operating income	98.8	87.1	87.7
Interest expense	(26.2)	(39.1)	(39.6)
Loss on extinguishment of debt	(23.4)	(3.1)	—
Gain on sale of investment in joint venture	—	6.3	—
Other income (expense), net	0.2	0.2	(0.5)
Income before provision for income taxes and equity income	49.4	51.4	47.6
Provision for income taxes	(16.6)	(15.9)	(16.6)
Income before equity income	32.8	35.5	31.0
Equity income, net of tax	—	0.3	1.1
Net income	32.8	35.8	32.1
Net income attributable to noncontrolling interest	(0.6)	(0.2)	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	$35.6	$31.7
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.50	$1.67	$1.50
Diluted	$1.49	$1.66	$1.49
Weighted average common shares outstanding:
Basic	21.4	21.3	21.2
Diluted	21.6	21.4	21.3
Dividends declared per common share	$0.1500	$0.1500	$0.1500

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income	$32.8	$35.8	$32.1
Other comprehensive loss:
Foreign currency translation adjustment	(2.8)	(2.5)	(1.7)
Income tax benefit on foreign currency translation adjustment	0.7	0.7	0.6
Comprehensive income	30.7	34.0	31.0
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.1)	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$30.4	$33.9	$30.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity / (Deficit)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive (loss) income	Total Global Brass and Copper Holdings, Inc. stockholders’ equity/(deficit)	Noncontrolling interest	Total equity/ (deficit)
Balance at December 31, 2013	21,251,486	$0.2	$30.5	$(38.6)	$—	$0.5	$(7.4)	$4.0	$(3.4)
Share-based compensation	106,316	—	1.7	—	—	—	1.7	—	1.7
Exercise of stock options	11,605		0.1	—	—	—	0.1	—	0.1
Share repurchases	(29,200)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	—	0.2	—	—	—	0.2	—	0.2
Dividends declared	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Net income	—	—	—	31.7	—	—	31.7	0.4	32.1
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation	172,678	—	4.2	—	—	—	4.2	—	4.2
Exercise of stock options	11,798	—	0.1	—	—	—	0.1	—	0.1
Share repurchases	(17,529)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income			—	35.6		—	35.6	0.2	35.8
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	(1.7)	(0.1)	(1.8)
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	117,267	—	6.9	—	—	—	6.9	—	6.9
Exercise of stock options	41,066	—	0.5	—	—	—	0.5	—	0.5
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.7	—	—	—	0.7	—	0.7
Dividends declared	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	32.2	—	—	32.2	0.6	32.8
Other comprehensive loss, net of tax	—	—	—	—	—	(1.8)	(1.8)	(0.3)	(2.1)
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities
Net income	$32.8	$35.8	$32.1
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Lower of cost or market adjustment to inventory	(1.7)	6.6	0.2
Unrealized (gain) loss on derivatives	(3.1)	(0.6)	3.0
Depreciation	14.8	13.5	12.2
Amortization of intangible assets	0.1	0.1	0.1
Amortization of debt discount and issuance costs	2.0	2.8	2.7
Loss on extinguishment of debt	23.4	3.1	—
Share-based compensation expense	6.9	4.2	1.7
Excess tax benefit from share-based compensation	(0.7)	(0.1)	(0.2)
Provision for bad debts, net of reductions	(0.3)	0.3	—
Deferred income taxes	4.6	(7.3)	6.4
Loss on disposal of property, plant and equipment	0.1	0.4	—
Gain on sale of investment in joint venture	—	(6.3)	—
Equity earnings, net of distributions	—	0.1	(0.7)
Change in assets and liabilities:
Accounts receivable	(15.0)	31.4	18.9
Inventories	13.0	4.8	0.9
Prepaid expenses and other current assets	2.8	9.3	(7.0)
Accounts payable	18.5	(11.6)	(2.3)
Accrued liabilities	0.7	(3.5)	1.3
Accrued interest	(2.8)	(0.2)	(0.1)
Income taxes, net	(1.2)	5.7	(3.8)
Other, net	0.4	0.3	(0.9)
Net cash provided by (used in) operating activities	95.3	88.8	64.5
Cash flows from investing activities
Capital expenditures	(34.4)	(21.4)	(23.4)
Proceeds from sale of property, plant and equipment	0.1	0.1	1.1
Proceeds from sale of investment in joint venture	—	8.0	—
Net cash provided by (used in) investing activities	(34.3)	(13.3)	(22.3)
Cash flows from financing activities
Borrowings on ABL Facility	1.2	1.2	248.4
Payments on ABL Facility	(1.2)	(1.2)	(253.9)
Retirement of Senior Secured Notes	(345.3)	(29.7)	—
Premium payment on extinguishment of debt	(17.0)	(2.5)	—
Payments of debt issuance costs	(5.4)	—	—
Proceeds from term loan, net of discount	316.8	—	—
Payments on term loan	(0.8)	—	—
Principal payments under capital lease obligation	(1.1)	(1.0)	(0.2)
Dividends paid	(3.2)	(3.2)	(3.2)
Distribution to noncontrolling interest owner	(0.2)	(0.2)	—
Proceeds from exercise of stock options	0.5	0.1	0.1
Excess tax benefit from share-based compensation	0.7	0.1	0.2
Share repurchases	(0.8)	(0.3)	(0.4)
Net cash provided by (used in) financing activities	(55.8)	(36.7)	(9.0)
Effect of foreign currency exchange rates	(0.5)	0.1	0.6
Net increase (decrease) in cash	4.7	38.9	33.8
Cash at beginning of period	83.5	44.6	10.8
Cash at end of period	$88.2	$83.5	$44.6
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$4.1	$4.3	$4.1
Acquisition of equipment under capital lease obligation	$—	$—	$6.0
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$27.0	$36.5	$37.0
Income taxes, net of refunds	$13.3	$17.5	$14.4
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
Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of metal costs. The metals component of inventories that is valued on a last-in, first-out (“LIFO”) basis comprised approximately 70% of total inventory at both December 31, 2016 and 2015. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. In addition to the cost of material, finished goods inventory includes costs for depreciation, utilities, consumable production supplies, maintenance, production wages and transportation.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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
We utilized the qualitative goodwill evaluation model for our annual goodwill impairment test conducted as of October 31, 2016. Based on the results of that qualitative assessment, we believe it was more likely than not that the fair value of the reporting units exceeded their carrying values as of October 31, 2016, indicating no impairment of goodwill.
Intangible Assets
Definite-lived intangible assets are recorded at fair value under the purchase method of accounting as of the respective acquisition dates and are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets is reflected in selling, general and administrative expenses. Identifiable definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. We do not have any indefinite-lived intangible assets as of December 31, 2016 and 2015. Accumulated amortization was $1.3 million and $1.2 million as of December 31, 2016 and 2015, respectively. Annual amortization expense is expected to be $0.1 million for each of the next four years.
Deferred Financing Fees
Deferred financing fees incurred in connection with the issuance of debt are amortized as non-cash interest expense over the terms of the debt agreements. The unamortized balances of deferred financing fees incurred in connection with the issuance of our long-term debt facilities are presented in noncurrent portion of debt in the consolidated balance sheets and are amortized using the effective interest method over the term of the debt facility. The unamortized balances of deferred financing fees incurred in connection with the issuance of our asset based loan facility are presented in other noncurrent assets in the consolidated balance sheets and are amortized on a straight-line basis over the term of the facility.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Derivative Contracts
Our operating activities expose us to a variety of market risks, including risks related to the effects of commodity prices and interest rates. We monitor and manage these financial exposures as an integral part of our overall risk-management program. We do not enter into derivative contracts for speculation purposes where the objective is to generate profits. We have not applied hedge accounting to our derivative contracts in 2016, 2015 or 2014. We include the fair value of the derivative contracts as assets or liabilities in our consolidated balance sheet and recognize all amounts paid and received and changes in fair value of derivative contracts, including unrealized gains and losses, as adjustments to income in the accompanying consolidated statements of operations.
Treasury Stock
Our Board of Directors has not enacted a program to purchase our common stock in the open market. However, management periodically purchases shares of our common stock from employees as part of equity-based compensation programs. These repurchases are reflected at cost within treasury stock in the consolidated balance sheets.
Share-Based Compensation
We have one share-based compensation plan, which is described in Note 17, “Share-based Compensation.” Pursuant to this plan, we have granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. See Note 17, “Share-based Compensation” for further detail.
Revenue Recognition
We recognize revenue when title and risk of loss are transferred to customers, which is generally the date products are shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Such rebates were not material for 2016, 2015 or 2014. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected in cost of sales in the accompanying consolidated statements of operations.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Concentrations of Credit Risk and Certain Other Exposures
We sell and distribute our products to a wide range of companies primarily in the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components and industrial machinery and equipment markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. In 2015, sales to one major customer amounted to 12% of net sales. In 2016 and 2014, no customer represented 10% or more of consolidated net sales.
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
As of December 31, 2016, approximately 61% of our employees at various sites were members of unions. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years. Since our establishment in November 2007, we have not experienced any work stoppages at any of our facilities.
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
Self-Insurance Programs
We are self-insured up to a retention amount for workers’ compensation claims and benefits paid under employee health care programs. Accruals for employee health care are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims. Accruals for workers’ compensation benefits and related expenses for claims are estimated, in part, by considering historical claims experience and undiscounted claims estimates provided by insurance carriers, third-party administrators and actuaries. Self-insurance accruals are deemed to be sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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
The required transition method will use a full retrospective approach for all periods presented with limited exceptions. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted in any interim or annual period. The new standard addresses the classification of debt extinguishment costs, which we have reported in both the current and prior years. The new guidance is consistent with our presentation in the statement of cash flows.  Thus, our early adoption of this standard during 2016 did not have an impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The FASB subsequently issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), ASU No. 2016-8, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606) (“ASU 2016-8”), ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606) and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which further clarify aspects of the initial ASU. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. The revenue recognition guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	$35.6	$31.7
Denominator
Weighted-average common shares outstanding	21.4	21.3	21.2
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.2	0.1	0.1
Weighted-average common shares outstanding, assuming dilution	21.6	21.4	21.3

Anti-dilutive shares excluded from above	0.1	—	0.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$1.50	$1.67	$1.50
Diluted	$1.49	$1.66	$1.49

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
A.J. Oster primarily processes and distributes copper and copper-alloy sheet, strip and foil through six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of high quality products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Corporate includes compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and federal income taxes, overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA.
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	the impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a LIFO layer of inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Below is a reconciliation of adjusted EBITDA of operating segments to income before provision for income taxes and equity income:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net Sales, External Customers
Olin Brass	$554.1	$670.5	$794.2
Chase Brass	501.7	542.5	603.6
A.J. Oster	282.7	293.2	313.6
Total net sales, external customers	$1,338.5	$1,506.2	$1,711.4
Intersegment Net Sales
Olin Brass	$75.5	$51.4	$53.6
Chase Brass	1.0	1.6	0.1
A.J. Oster	—	0.1	0.3
Total intersegment net sales	$76.5	$53.1	$54.0
Adjusted EBITDA
Olin Brass	$49.8	$48.3	$36.9
Chase Brass	68.0	68.9	69.2
A.J. Oster	18.4	15.8	16.2
Total adjusted EBITDA of operating segments	136.2	133.0	122.3
Corporate	(17.7)	(11.9)	(12.6)
Depreciation expense	(14.8)	(13.5)	(12.2)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)
Interest expense	(26.2)	(39.1)	(39.6)
Net income attributable to noncontrolling interest	0.6	0.2	0.4
Unrealized gain (loss) on derivative contracts (a)	3.1	0.6	(3.0)
LIFO liquidation (loss) gain (b)	(1.9)	(0.1)	(0.6)
Loss on extinguishment of debt (c)	(23.4)	(3.1)	—
Equity method investment income (d)	—	(0.1)	(0.4)
Specified legal / professional expenses (e)	(1.2)	(2.8)	(4.3)
Lower of cost or market adjustment to inventory (f)	1.7	(6.6)	(0.2)
Share-based compensation expense (g)	(6.9)	(4.2)	(1.7)
Restructuring and other business transformation charges (h)	—	(0.9)	(0.4)
Income before provision for income taxes and equity income	$49.4	$51.4	$47.6

(a)	Represents unrealized gains and losses on derivative contracts.

(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

(c)
Represents the loss on extinguishment of debt recognized in connection with the open market purchases and refinancing of our former senior secured notes (“Senior Secured Notes”) and asset-based revolving loan facility (“ABL Facility”).

(d)
Excludes accretion income of $0.2 million and $0.7 million for 2015 and 2014, respectively. Equity method investment income is exclusive to Olin Brass. In 2015, we sold our investment in the Dowa Joint Venture.

(e)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(f)	Represents the impact of lower of cost or market adjustments to domestic, non-copper metal inventory.

(g)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(h)	Restructuring and other business transformation charges in 2015 and 2014 represent severance charges at Olin Brass.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	As of December 31,
(in millions)	2016	2015
Total Assets
Olin Brass	$230.8	$228.6
Chase Brass	120.4	116.6
A.J. Oster	99.6	90.2
Corporate	131.8	121.8
Total assets	$582.6	$557.2
Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

	Year Ended December 31,
(in millions)	2016	2015	2014
Net sales:
United States	$1,261.6	$1,421.5	$1,613.9
Asia Pacific	37.1	41.1	50.6
Mexico	39.8	43.6	46.9
Total net sales	$1,338.5	$1,506.2	$1,711.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Substantially all long-lived assets are maintained in the United States.
In 2015, net sales to one Olin Brass customer amounted to $185.5 million, which represents 12% of our consolidated net sales for 2015. No customer represented 10 percent or more of consolidated revenues in 2016 or 2014.
5. Inventories
Inventories were as follows:

	As of December 31,
(in millions)	2016	2015
Raw materials and supplies	$22.7	$31.3
Work-in-process	65.6	69.7
Finished goods	75.4	75.3
Total inventories	$163.7	$176.3
We recorded adjustments for certain domestic, non-copper metal inventory during 2016, 2015 and 2014 resulting from the fluctuations in market value of these metals. These adjustments decreased cost of sales by $1.7 million in 2016 and increased cost of sales by $6.6 million and $0.2 million in 2015 and 2014, respectively.
During 2016, 2015 and 2014, certain domestic metal inventory quantities were reduced resulting in a liquidation of LIFO inventory layers. The effect of this reduction of inventory increased cost of sales by $1.9 million, $0.1 million and $0.6 million in 2016, 2015 and 2014, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values.

	As of December 31,
(in millions)	2016	2015
Market value	$232.9	$213.1
As reported	163.7	176.3
Excess of market over reported value	$69.2	$36.8
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of December 31,
(in millions)	2016	2015
Workers’ compensation plan deposits	$6.3	$6.0
Deferred cost of sales - toll customers	4.0	4.0
Derivative contract assets	2.8	1.8
Prepaid insurance	1.7	2.0
Prepaid tooling	—	0.5
Other	3.5	3.1
Total prepaid expenses and other current assets	$18.3	$17.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

7. Property, Plant and Equipment
Property, plant and equipment balances, including assets under capital lease, were as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2016	2015
Land improvements	$3.2	$2.9	12 - 20
Buildings and building improvements	26.0	18.8	20 - 50
Machinery and equipment	130.3	119.0	3 - 12
Leasehold improvements	1.1	1.1
Construction-in-process	31.1	17.0
Gross property, plant and equipment	191.7	158.8
Accumulated depreciation	(61.3)	(47.7)
Property, plant and equipment, net	$130.4	$111.1
Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.
We capitalized interest relating to the construction of long-term assets in the amount of $1.1 million in 2016, $0.2 million in 2015 and $0.2 million in 2014.
See Note 11, “Financing,” to the accompanying consolidated financial statements for further information regarding the capital lease.
8. Investment in Joint Venture
During 2015 and 2014, we received cash dividends from the Dowa Joint Venture of $0.4 million and $0.4 million, respectively, which were recorded as a reduction in our investment in the Dowa Joint Venture.
In April 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
9. Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of December 31,
(in millions)	2016	2015
Deferred financing fees, net - ABL Facility	$1.7	$1.5
Utility and other deposits	1.3	1.4
Other	0.7	1.1
Total other noncurrent assets	$3.7	$4.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

10. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2016	2015
Compensation and benefits	$25.1	$23.8
Deferred sales revenue - toll customers	4.0	4.0
Workers’ compensation	3.0	13.3
Insurance	3.1	2.6
Utilities	2.0	1.6
Professional fees	1.8	2.5
Taxes	1.3	1.3
Tooling	—	0.5
Other	4.7	4.3
Total accrued liabilities	$45.0	$53.9
11. Financing
Long-term debt consisted of the following:

	As of December 31,
(in millions)	2016	2015
Term Loan B Facility	$319.2	$—
Senior Secured Notes	—	345.3
Deferred financing fees and discount on debt	(6.9)	(7.0)
Obligations under capital lease	3.7	4.8
Total debt	316.0	343.1
Current portion of debt	(4.5)	(1.1)
Noncurrent portion of debt	$311.5	$342.0

Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures on July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”).
The Term Loan B Facility provides for borrowings of $320.0 million. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement). At December 31, 2016, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.25%. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase).
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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
In connection with the Term Loan B Facility, commencing on December 30, 2016, we must make quarterly payments of $0.8 million ($3.2 million annually) with the balance expected to be due on July 18, 2023.
2016 ABL Facility
On July 18, 2016, we entered into a credit agreement with a syndicate of lenders that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “2016 ABL Facility”). No amounts were outstanding under this facility at closing.
The 2016 ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit. As of December 31, 2016, available borrowings under the 2016 ABL Facility were $197.9 million after giving effect to $2.1 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
If we are unable to repay those amounts, the lenders under the applicable Credit Agreement may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the Credit Agreements. The ABL Facility is secured by a senior-priority interest in our cash, accounts receivable and inventory (which secure the Term Loan B Facility on a junior-priority basis) and the Term Loan B is secured by a senior-priority security interest in the remaining pledged assets (most significant of which is our fixed assets), which secure the ABL Facility on a junior-priority basis. If the lenders accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the Credit Agreements provide that any default under the Credit Agreements or other significant debt agreements could trigger a cross-default under the Credit Agreements, as applicable.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

As of December 31, 2016, we were in compliance with all of the covenants relating to the Credit Agreements.
Refinancing
Prior to obtaining the Term Loan B Credit Agreement and the ABL Credit Agreement, our debt facilities consisted of Senior Secured Notes and a former ABL Facility. During the year ended December 31, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our then existing Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest. On July 18, 2016, we used a portion of the proceeds from our Term Loan B Facility to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the then existing Senior Secured Notes (“Indenture”), we called the notes at a redemption price of 104.75% plus accrued interest, and we terminated the related Indenture.
We recognized a loss on the extinguishment of debt in the year ended December 31, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.
No amounts were outstanding under the former ABL Facility at the time of termination.
During the year ended December 31, 2015, we purchased in the open market an aggregate of $29.7 million principal amount of our then existing Senior Secured Notes for an aggregate purchase price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
Capital Lease Obligations
During 2014, we incurred capital lease obligations related to the acquisition of certain assets. As of December 31, 2016, assets recorded under capital lease obligations totaled $6.0 million and related accumulated depreciation totaled $3.0 million. As of December 31, 2015, assets recorded under capital lease obligations totaled $6.0 million and related accumulated depreciation totaled $1.8 million. Interest recorded on capital lease obligations is included in interest expense in the accompanying consolidated statements of operations.
Future minimum capital lease payments at December 31, 2016 are as follows:

(in millions)
2017	$1.5
2018	1.6
2019	1.0
Total	$4.1
Amount representing interest	(0.4)
Present value of minimum lease payments	$3.7
Current portion of capital lease obligations	(1.3)
Noncurrent portion of capital lease obligations	$2.4
12. Income Taxes
Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2016	2015	2014
Domestic	$40.7	$45.5	$42.9
Foreign	8.7	5.9	4.7
Total	$49.4	$51.4	$47.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Current tax provision
U.S. federal	$8.0	$18.8	$8.2
State and local	1.2	2.5	0.9
Foreign	2.8	1.9	1.1
Total current	12.0	23.2	10.2
Deferred tax provision
U.S. federal	4.0	(5.9)	4.9
State and local	0.8	(1.0)	1.2
Foreign	(0.2)	(0.4)	0.3
Total deferred	4.6	(7.3)	6.4
Total provision	$16.6	$15.9	$16.6
The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Statutory provision rate	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	2.4%	2.0%	2.4%
Section 199 manufacturing credit	(2.0)%	(3.8)%	(2.0)%
Incremental tax effects of foreign earnings	(0.2)%	(0.8)%	(2.1)%
Valuation allowance	(2.0)%	(1.3)%	2.9%
Other	0.4%	(0.2)%	(1.3)%
Effective income tax rate	33.6%	30.9%	34.9%

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are comprised of the following:

	As of December 31,
(in millions)	2016	2015
Deferred tax assets
Inventory	$47.0	$50.4
Accruals and other reserves	7.1	7.8
Accounts receivable	0.6	1.0
UNICAP adjustment	1.6	1.8
Derivative contracts	0.1	1.4
Other	5.4	2.9
Valuation allowance	—	(1.0)
Total deferred tax assets, net of valuation allowance	$61.8	$64.3
Deferred tax liabilities
Fixed assets and intangibles	$20.5	$18.7
Investments in foreign entities	7.1	6.6
Financing fees	0.1	1.0
Total deferred tax liabilities	27.7	26.3
Net deferred tax asset	$34.1	$38.0
At December 31, 2016 and 2015, our deferred tax assets include $24.0 million and $23.9 million, respectively, related to the impact of the November 19, 2007 purchase price allocations to LIFO inventories for tax purposes, which resulted in a bargain purchase gain. There is a corresponding liability recorded in other noncurrent liabilities in the consolidated balance sheets in accordance with the provisions of ASC 740, Income Taxes.
At December 31, 2016, we had a foreign tax credit carryforward of $1.8 million which can be utilized through 2026.
Deferred tax assets are recorded for the estimated future benefit of foreign tax credits and other temporary differences to the extent we believe these assets will be realized. A valuation allowance is recorded when we cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2016, we decreased the valuation allowance against our foreign tax credits by $1.0 million. In 2015, we decreased the valuation allowance and in 2014, we increased this valuation allowance by $0.7 million and $1.4 million, respectively. As of December 31, 2016, we no longer carry a valuation allowance on our foreign tax credits as we expect to utilize all the credits. We also recorded $0.2 million and $0.1 million of state net operating loss benefits in 2016 and 2015, respectively. The majority of the state net operating losses expire between 2031 through 2036.
We do not assert permanent reinvestment on the excess of our financial reporting over tax basis of our foreign investments. As a result, we have established deferred tax liabilities of $7.1 million and $6.6 million for the U.S. federal and state income taxes, net of applicable credits, on the excess financial reporting over tax basis of our foreign entities at December 31, 2016 and 2015, respectively. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations.
Uncertain Tax Positions
We are subject to income taxation in several jurisdictions around the world. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we believe we have adequately reserved for any potential tax exposures at December 31, 2016. Our U.S. federal returns for the period ended December 31, 2013 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2012 and all subsequent periods remain open for audit.
At December 31, 2016 and 2015, we had $25.2 million and $25.1 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of both December 31, 2016 and 2015 were nil and $0.1 million, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $25.2 million and $25.2 million at December 31, 2016 and 2015, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.
A reconciliation of the summary of activity of our uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2015	$25.2
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(0.1)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2015	$25.1
Additions for tax positions related to prior years	0.1
Reductions for tax positions related to prior years	—
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2016	$25.2
13. Employee Defined Contribution Plans and Multi-Employer Pension Plans
We have a retirement savings plan (the “Plan”) for all of our domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the Plan, subject to aggregate limits required by the Internal Revenue Code. The Plan provides for discretionary matching contributions under certain circumstances, for employees based on location, pay status and membership in a collective bargaining unit. In addition, we provide a retirement contribution to certain employees based on location and age. We contributed $8.5 million, $7.9 million and $8.1 million to the Plan in 2016, 2015 and 2014, respectively, which is recorded as compensation expense in the year incurred.
Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM Plan. The IAM Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these multi-employer plans are different from single-employer plans, as we can be subject to additional risks if other employers do not meet their obligations. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given that the IAM Plan is over funded, many other participating employers are much larger than us and there are a large number of participating employers in the plan, we do not view this to be a significant risk.
We recorded expense for contributions to the IAM Plan of $3.5 million, $3.8 million and $3.7 million in 2016, 2015 and 2014, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. Our participation in the IAM Plan for the annual period ended December 31, 2016, is outlined in the table below. There have been no significant changes that affect the comparability of 2016 and 2015 contributions. The IAM Plan’s year-end is December 31 and the plan reported $395.1 million and $382.2 million in employers’ contributions for 2015 and 2014, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2016 and 2015)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2016)	$3.5 million
Company Contributions (FY 2015)	$3.9 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 5, 2017
* Plans in the green zone are at least 80 percent funded.
As of the date of this filing, Forms 5500 were not available for the plan year ended in 2016.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of December 31,
	2016	2015
(in millions)	Net Notional Amount
Metal	$6.7	$18.2
Energy and utilities	1.2	4.3
Total	$7.9	$22.5

	As of December 31,
(in millions)	2016	2015
Notional amount - long	$24.4	$28.5
Notional amount - (short)	(16.5)	(6.0)
Net long / (short)	$7.9	$22.5

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.6	$(1.4)	$2.2
Energy and utilities	0.2	—	0.2
Collateral on deposit	0.4	—	0.4
Total	$4.2	$(1.4)	$2.8
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.8

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Energy and utilities	—	—	—
Total	$1.4	$(1.4)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$0.6	$(0.6)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	3.2	(1.4)	1.8
Total	$3.9	$(2.1)	$1.8
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.8

	As of December 31, 2015
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.7	$(1.7)	$—
Energy and utilities	0.4	(0.4)	—
Total	$2.1	$(2.1)	$—
The following table summarizes the effects of derivative contracts in the accompanying consolidated statements of operations:

	Year Ended December 31,
(in millions)	2016	2015	2014
Losses (gains) in cost of sales for:
Metal	$(3.6)	$2.3	$(0.4)
Energy and utilities	(0.1)	1.0	—
Total	$(3.7)	$3.3	$(0.4)
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
As of December 31, 2016 and December 31, 2015 the fair value of our commodity derivative contracts was $2.8 million and $1.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2016 or 2015.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the 2016 ABL Facility also approximates fair value. As of December 31, 2016, the fair value of our Term Loan B Facility approximated $325.6 million compared to a carrying value of $319.2 million. As of December 31, 2015, the fair value of our Senior Secured Notes approximated $365.2 million compared to a carrying value of $345.3 million. The fair values of the Term Loan B Facility and the Senior Secured Notes were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820). In July 2016, we redeemed all of our outstanding Senior Secured Notes (see Note 11, “Financing”).
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
Insurance Recoveries

In May 2016, the East Alton facility of our Olin Brass segment temporarily reduced production due to an equipment failure impacting an intermediate segment of the production process. The disruption resulted in a temporary reduction in customer shipments and in Olin Brass securing support from other strip industry participants.

The equipment remained out of service for several weeks and resumed production in early June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We have filed a claim with our insurance carrier to recover these losses; however, we have not yet received any proceeds related to such claim and no amounts related to such proceeds, if any, have been recorded in our financial statements.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Operating Leases
We have operating leases covering certain facilities and equipment under non-cancelable lease agreements.
As of December 31, 2016, future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)	Payment
2017	$2.7
2018	2.2
2019	1.3
2020	0.8
2021	0.5
Thereafter	—
Total minimum lease payments	$7.5
Rental expense under all operating leases was approximately $3.2 million, $3.1 million and $3.2 million in 2016, 2015 and 2014, respectively, and is recorded in the accompanying consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.
17. Share-based Compensation
The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013, and further amended and restated effective May 26, 2016. The 2013 Plan provides for an aggregate of 3,361,053 shares of Global Brass and Copper Holdings, Inc.’s common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance-based shares and other equity-based awards. Pursuant to the 2013 Plan, in 2016, 2015 and 2014, we granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. At December 31, 2016, 1,807,214 shares were available for future grant.
We will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock or treasury stock.
Stock Options
Options are granted to certain employees and the exercise prices of stock options are equal to no less than the fair market value of common stock on the date of the grant. Stock options will generally vest in three equal installments on the anniversary of the date of grant and have a maximum term of 10 years. We use the straight-line attribution method to recognize expense for all stock options. Stock options are generally subject to immediate forfeiture if employment terminates prior to vesting, except under certain conditions, in which case the options expire no more than 90 days after the date of such termination. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average inputs for the option pricing model:

	2016	2015	2014
Expected volatility	41%	48%	53%
Risk-free interest rate	1.6%	1.7%	2.2%
Dividend yield	0.6%	1.1%	0.9%
Expected term	6.0 years	6.0 years	6.0 years
Because we have only been a public company since May 2013, there is limited historical data on the volatility of our common stock. As a result, the expected volatility of the 2016, 2015 and 2014 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The risk-free interest rate assumption in the Black-Scholes option-pricing model is based upon the U.S. Treasury Strips available with maturity period consistent with the expected term assumption. The dividend yield assumption is based on our expectation of dividend payouts.
Because we have only very limited historical information concerning stock option exercise behavior by our employees and such information is not readily available from a peer group of companies, we estimated the expected term using the “simplified” method permitted by Staff Accounting Bulletin Topic 14 issued by the SEC.
A summary of the stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	107,895	$11.27	9.4	$0.6
Granted	143,685	16.06
Exercised	(11,605)	11.00
Forfeited or expired	—	—
Outstanding at December 31, 2014	239,975	$14.15	8.9	$0.2
Granted	175,727	13.73
Exercised	(16,970)	13.07
Forfeited or expired	(24,047)	15.79
Outstanding at December 31, 2015	374,685	$13.90	8.5	$2.8
Granted	140,740	26.99
Exercised	(41,066)	12.92
Forfeited or expired	—	—
Outstanding at December 31, 2016	474,359	$17.87	8.1	$7.8
Options exercisable at December 31, 2016	178,723	$13.74	7.2	$3.7
The weighted-average grant date fair value of stock options granted during 2016, 2015 and 2014 was $10.53, $5.84 and $7.64, respectively. The total intrinsic value of stock options exercised in 2016, 2015 and 2014 was $0.7 million, $0.1 million and $0.1 million, respectively.
As of December 31, 2016, we had $1.1 million of total unrecognized compensation expense related to stock option grants that will be recognized over the weighted average period of 1.7 years.
Restricted Stock
Restricted stock is granted to certain employees and non-employee directors and the cost of these awards is determined using the market price of our common stock on the date of grant. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock awards granted to employees vest over periods ranging from one to three years after the grant date, and awards granted to non-employee directors generally vest from 218 days to one year following the grant date. Management uses the straight-line attribution method to recognize expense for all restricted stock awards. The awards are generally subject to forfeiture if employment terminates prior to vesting, except under certain conditions. The cash dividends on restricted stock shares are forfeitable, and payments of cash dividends on restricted stock shares are withheld until the shares vest. Compensation is recognized over the period during which the employees and non-employee directors provide the requisite service to the Company.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of restricted stock activity under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - December 31, 2013	130,548	$11.37
Granted	104,563	15.66
Vested	(106,010)	11.43
Forfeited	(7,952)	14.30
Nonvested restricted stock - December 31, 2014	121,149	$14.83
Granted	171,919	14.32
Vested	(84,430)	14.47
Forfeited	(5,380)	15.59
Nonvested restricted stock - December 31, 2015	203,258	$14.53
Granted	119,601	27.00
Vested	(118,097)	16.05
Forfeited	(7,438)	17.59
Nonvested restricted stock - December 31, 2016	197,324	$21.06
The total fair value of restricted stock that vested during 2016, 2015 and 2014 was $2.9 million, $1.5 million and $1.7 million, respectively.
At December 31, 2016, total unrecognized compensation cost related to nonvested restricted stock was $2.5 million and is expected to be recognized over a weighted average period of 1.7 years.
Performance Shares
Performance share awards are granted to certain employees and provide for the issuance of common stock if specified Company performance targets and market conditions are achieved. The number of common shares issued is dependent upon vesting and actual performance of the Company relative to the established targets.
The fair value of performance share awards granted is determined based on the market price of our common stock on the date of grant. Additionally, the awards granted in 2016 and 2015 include a market condition that must also be achieved in order to earn more than the performance shares granted; therefore, the fair value of any shares earned in excess of 100% was determined on the date of grant using a Monte Carlo simulation model. Specific to the estimated 2016 and 2015 performance shares earned in excess of 100%, the fair value and weighted-average inputs used were as follows:

	2016	2015
Grant date fair value	$20.05	$5.54
Expected volatility	30%	29%
Risk-free interest rate	0.9%	0.6%
Dividend yield	—%	—%
The amount of compensation expense recognized for performance shares reflects our assessment of the probability that performance targets will be achieved. All of the performance shares granted in 2016 will vest in two equal installments on the second and third anniversaries of the grant date. One of the two tranches of the performance shares granted in 2015 will vest in two equal installments on the second and third anniversaries of the grant date, while the other will vest in one installment on the second anniversary of the grant date. For performance shares granted in 2014, the number of performance shares earned generally vest in three equal installments on the anniversary date of the grant. Performance shares that have not vested are generally subject to forfeiture if employment terminates, except under certain conditions. Cash dividends accrue on performance shares once the performance conditions have been met, but the dividends are forfeitable if the performance shares do not vest. We recognize compensation expense related to performance share grants using the graded-vesting method over the vesting periods.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares - December 31, 2013	18,166	$11.31
Granted (a)	257,067	16.06
Vested	(6,059)	11.31
Unearned or forfeited (b)	(257,067)	16.06
Nonvested performance shares - December 31, 2014	12,107	$11.31
Granted (a)	217,560	13.74
Vested	(6,139)	11.31
Unearned or forfeited	(4,688)	13.63
Nonvested performance shares - December 31, 2015	218,840	$13.67
Granted (a)	146,916	26.97
Earned (c)	205,833	5.54
Vested	(5,104)	11.00
Unearned or forfeited	(10,072)	16.58
Nonvested performance shares - December 31, 2016	556,413	$14.15
(a)     Reflected at target levels.
(b)    Includes shares granted in 2014 that were not earned based on performance provisions of the award grants.
(c)    Includes shares earned in excess of target from prior year grant.
The total fair value of performance shares that vested during 2016, 2015 and 2014 was $0.1 million, $0.1 million and $0.1 million, respectively.
At December 31, 2016, total unrecognized compensation cost related to the performance share awards granted of approximately $4.5 million is expected to be recognized over a weighted average period of 1.4 years.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to our stock options, restricted stock and performance share awards:

	Year Ended December 31,
(in millions)	2016	2015	2014
Stock options	$1.3	$0.9	$0.5
Restricted stock	2.4	1.7	1.1
Performance shares	3.2	1.6	0.1
Total pre-tax share-based compensation expense	$6.9	$4.2	$1.7
Net tax benefit related to share-based compensation expense	$2.6	$1.6	$0.7
Tax benefits realized from the exercise of stock options and the vesting of restricted stock and performance shares were $1.6 million, $0.5 million and $0.6 million in 2016, 2015 and 2014, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

18. Quarterly Financial Information (Unaudited)

	2016
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$328.9		$337.9		$349.1		$322.6
Gross profit	49.5	(a)	41.3	(a)	52.2	(a)	38.6	(a)
Income before provision for income taxes	18.9	(b)	13.2	(b)	4.8	(b)	12.5
Net income	12.2		8.6		4.1		7.9
Net income attributable to Global Brass and Copper Holdings, Inc.	12.2		8.4		3.9		7.7
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.57		0.39		0.18		0.36
Diluted	0.57		0.39		0.18		0.35
	2015
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$400.2		$414.9		$367.7		$323.4
Gross profit	43.9	(c)	50.3	(c)	42.6		33.5	(c)
Income before provision for income taxes and equity income	12.4		25.0	(d)	10.3	(e)	3.7	(e)
Net income	8.1		17.2		7.0		3.5
Net income attributable to Global Brass and Copper Holdings, Inc.	8.1		17.1		6.9		3.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.38		0.80		0.32		0.16
Diluted	0.38		0.80		0.32		0.16

(a)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which decreased gross profit by $0.3 million and $0.4 million in the first and fourth quarters, respectively, and increased gross profit by $0.2 million and $2.2 million, in the second and third quarters, respectively. Includes $1.9 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(b)	Includes $2.9 million, $0.4 million and $20.1 million loss from extinguishment of debt in the first, second and third quarters, respectively.

(c)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which decreased gross profit by $1.9 million, $0.6 million, $2.3 million and $1.8 million in the first, second, third and fourth quarters, respectively. Includes $0.1 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(d)	Includes $6.3 million gain on the sale of the investment in our joint venture in the second quarter.

(e)	Includes $2.3 million and $0.8 million loss from extinguishment of debt in the third and fourth quarters, respectively.

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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on criteria in Internal Control –Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Changes in internal controls
Olin Brass and A.J. Oster are in the process of implementing fully integrated Enterprise Resource Planning ("ERP") systems to replace their current management information systems and plan to implement the systems in a phased approach over the course of the next several years, and implemented the first phase in early fiscal 2017. The implementation of an ERP system will likely affect the processes that constitute our internal controls over financial reporting and will require testing for effectiveness as the implementation progresses. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Information regarding our management and directors, included under the heading “Directors, Executive Officers and Corporate Governance,” is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Audit Committee
Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Codes of Conduct
The Board has adopted a Code of Business Conduct and Ethics, which applies to all employees, including our executive officers (which includes our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer). Our Code of Business Conduct and Ethics can be found on our website at http://www.gbcholdings.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting Global Brass and Copper Holdings, Inc. at 475 N. Martingale Road, Suite 1050, Schaumburg, IL 60173, Attention: Investor Relations.
Item 11. Executive Compensation.
Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016. Information with respect to securities authorized for issuance under equity compensation plans, included under the heading “Equity Compensation Plan Information Table” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services.
Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements and notes are contained in Item 8 of this Annual Report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits

Exhibit Number	Description
2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2*********	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

10.1************	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended and restated May 26, 2016.

10.2**	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

10.3******	Employment Agreement between Global Brass and Copper, Inc. and John J. Wasz, dated May 8, 2014.

10.4*******	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014.

10.5***********	Severance Agreement, by and among Christopher J. Kodosky, Global Brass and Copper Holdings, Inc., and Global Brass and Copper, Inc., dated July 11, 2016

10.6*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

10.7**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.8**********	Severance Agreement, by and between Scott B. Hamilton and Global Brass and Copper, Inc., dated October 10, 2011.

10.9**********	Severance Agreement, by and between Kevin W. Bense and Global Brass and Copper, Inc., dated September 20, 2013.

10.10**********	Severance Agreement, by and between William G. Toler and Global Brass and Copper, Inc., dated September 9, 2013.

10.11***
ABL Credit Agreement, dated as of July 18, 2016, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit Number	Description
10.12***
Term Loan B Credit Agreement, dated as of July 18, 2016, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. Wells Fargo Bank, National Association, and Deutsche Bank Securities Inc., as Co-Syndication Agents, Branch Banking and Trust Company, Keybank National Association and William Blair & Company, L.L.C. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.13
Intercreditor Agreement, dated as of July 18, 2016, by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the ABL Secured Parties (as defined below), JPMorgan Chase Bank, N.A., as Administrative Agent for the Term Loan Secured Parties and each of the Loan Parties party thereto.

10.14
Term Loan Pledge and Security Agreement, dated as of July 18, 2016, by and among Global Brass and Copper, Inc., as Borrower, each grantor party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.15
ABL Pledge and Security Agreement, dated as of July 18, 2016, by and among Global Brass and Copper, Inc., as Borrower, each grantor party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.16*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.17	Fourth Amendment to Lease between The Lares Group II and A.J. Oster Company, dated March 1, 2014.

10.18*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

10.19	First Amendment to Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated December 10, 2013.

10.20****	Form of Indemnity Agreement.

10.21*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.22********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.23***********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended

^10.24********	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.25********	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.26********	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 22, 2016 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 14, 2014 and incorporated by reference herein.
*******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
*********	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 10, 2015 and incorporated by reference herein.
**********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 16, 2015 and incorporated by reference herein.
***********	Filed on Form 10-Q of Global Brass and Copper Holdings, Inc. on August 5, 2016 and incorporated by reference herein.
************	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Global Brass and Copper Holdings, Inc. for its 2016 Annual Meeting of Stockholders filed on April 8, 2016.
^	Compensatory plan or arrangement
†
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer
Date: March 7, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on March 7, 2017.

Name	Position

/s/ John J. Wasz	Chief Executive Officer and President (principal executive officer) and Director
John J. Wasz

/s/ Christopher J. Kodosky	Chief Financial Officer (principal financial officer and principal accounting officer)
Christopher J. Kodosky

/s/ John H. Walker	Chairman of the Board
John H. Walker

/s/ Vicki L. Avril	Director
Vicki L. Avril

/s/ Donald L. Marsh	Director
Donald L. Marsh

/s/ Bradford T. Ray	Director
Bradford T. Ray

/s/ Martin E. Welch, III	Director
Martin E. Welch, III

/s/ Ronald C. Whitaker	Director
Ronald C. Whitaker