Form 10-Q
period 2017-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2017-05-05
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
On April 26, 2017, there were 21,884,846 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
March 31, 2017

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$66.9	$88.2
Accounts receivable (net of allowance of $0.8 and $0.5 at March 31, 2017 and December 31, 2016, respectively)	196.0	134.0
Inventories	143.3	163.7
Prepaid expenses and other current assets	40.6	18.3
Income tax receivable	3.2	5.4
Total current assets	450.0	409.6
Property, plant and equipment	196.8	191.7
Less: Accumulated depreciation	(65.6)	(61.3)
Property, plant and equipment, net	131.2	130.4
Goodwill	4.4	4.4
Intangible assets, net	0.4	0.4
Deferred income taxes	33.7	34.1
Other noncurrent assets	3.4	3.7
Total assets	$623.1	$582.6
Liabilities and equity
Current liabilities:
Current portion of debt	$4.5	$4.5
Accounts payable	105.2	88.9
Accrued liabilities	56.6	45.0
Accrued interest	0.1	0.2
Income tax payable	0.3	1.3
Total current liabilities	166.7	139.9
Noncurrent portion of debt	310.5	311.5
Other noncurrent liabilities	35.3	36.0
Total liabilities	512.5	487.4
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,108,381 and 21,712,216 shares issued at March 31, 2017 and December 31, 2016, respectively	0.2	0.2
Additional paid-in capital	48.7	45.0
Retained earnings	66.8	51.2
Treasury stock - 218,487 and 79,149 shares at March 31, 2017 and December 31, 2016, respectively	(6.3)	(1.5)
Accumulated other comprehensive loss	(3.4)	(4.1)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	106.0	90.8
Noncontrolling interest	4.6	4.4
Total equity	110.6	95.2
Total liabilities and equity	$623.1	$582.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Net sales	$393.3	$328.9
Cost of sales	(343.4)	(279.4)
Gross profit	49.9	49.5
Selling, general and administrative expenses	(22.9)	(19.7)
Operating income	27.0	29.8
Interest expense	(4.7)	(8.4)
Loss on extinguishment of debt	—	(2.9)
Other income (expense), net	(0.3)	0.4
Income before provision for income taxes	22.0	18.9
Provision for income taxes	(4.8)	(6.7)
Net income	17.2	12.2
Net income attributable to noncontrolling interest	(0.2)	—
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.0	$12.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.79	$0.57
Diluted	$0.77	$0.57
Weighted average common shares outstanding:
Basic	21.5	21.3
Diluted	22.1	21.5
Dividends declared per common share	$0.0375	$0.0375

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$17.2	$12.2
Other comprehensive income (loss):
Foreign currency translation adjustment	0.8	(0.2)
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	0.1
Comprehensive income	17.9	12.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$17.7	$12.1
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	—	—	1.1	—	—	—	1.1	—	1.1
Share repurchases	(17,509)	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Net income	—	—	—	12.2	—	—	12.2	—	12.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance at March 31, 2016	21,489,645	$0.2	$38.1	$33.7	$(1.1)	$(2.4)	$68.5	$4.3	$72.8

Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	357,784	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(139,338)	—	—	—	(4.8)	—	(4.8)	—	(4.8)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Net income	—	—	—	17.0	—	—	17.0	0.2	17.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.7	0.7	—	0.7
Balance at March 31, 2017	21,889,894	$0.2	$48.7	$66.8	$(6.3)	$(3.4)	$106.0	$4.6	$110.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$17.2	$12.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.8)	0.3
Unrealized (gain) loss on derivatives	0.8	(1.9)
Depreciation	4.5	3.6
Amortization of debt discount and issuance costs	0.3	0.7
Loss on extinguishment of debt	—	2.9
Share-based compensation expense	2.5	1.1
Provision for bad debts, net of reductions	0.3	(0.3)
Deferred income taxes	0.2	1.2
Change in assets and liabilities:
Accounts receivable	(61.7)	(22.9)
Inventories	21.7	16.3
Prepaid expenses and other current assets	(23.5)	1.8
Accounts payable	18.6	0.4
Accrued liabilities	12.0	(12.5)
Accrued interest	(0.1)	7.1
Income taxes, net	1.3	2.1
Other, net	(0.4)	—
Net cash provided by (used in) operating activities	(7.1)	12.1
Cash flows from investing activities
Capital expenditures	(7.8)	(7.6)
Net cash used in investing activities	(7.8)	(7.6)
Cash flows from financing activities
Borrowings on ABL Facility	0.2	0.4
Payments on ABL Facility	(0.2)	(0.4)
Retirement of Senior Secured Notes	—	(35.5)
Premium payment on extinguishment of debt	—	(2.2)
Payments on term loan	(0.8)	—
Principal payments under capital lease obligation	(0.3)	(0.3)
Dividends paid	(0.9)	(0.8)
Proceeds from exercise of stock options	0.7	—
Share repurchases	(4.8)	(0.4)
Net cash used in financing activities	(6.1)	(39.2)
Effect of foreign currency exchange rates	(0.3)	(0.1)
Net increase (decrease) in cash	(21.3)	(34.8)
Cash at beginning of period	88.2	83.5
Cash at end of period	$66.9	$48.7
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.6	$1.9
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
The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, presentation of awards as either equity or liabilities, presentation in the statement of cash flows and accounting for forfeitures. The provisions of ASU 2016-09 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. As allowed under the new guidance, we have elected to change our accounting policy to now recognize forfeitures as they occur. As of January 1, 2017, the date we adopted this ASU, the $0.5 million cumulative effect of that change in accounting policy resulted in a decrease to retained earnings and increase to additional paid-in capital. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard and prospectively since the date we adopted this ASU, we are recording excess tax benefits and tax deficiencies as an income tax benefit or provision in the consolidated statements of operations. The guidance also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. We have elected to retrospectively adjust the cash flow classification, resulting in an increase of $0.1 million in cash from operating activities for the three months ended March 31, 2016, with a corresponding decrease to cash from financing activities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-02 are

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The FASB subsequently issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606), ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606) and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which further clarify aspects of the initial ASU. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. The revenue recognition guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are in the process of evaluating the impact of adoption on our consolidated financial statements. Our assessment to date, which is still incomplete, has not resulted in any material changes.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.0	$12.2
Denominator
Weighted-average common shares outstanding	21.5	21.3
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.6	0.2
Weighted-average common shares outstanding, assuming dilution	22.1	21.5

Anti-dilutive shares excluded from above	0.2	—
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.79	$0.57
Diluted	$0.77	$0.57

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Segment Information
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
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended March 31,
(in millions)	2017	2016
Net Sales, External Customers
Olin Brass	$164.6	$131.6
Chase Brass	154.0	128.1
A.J. Oster	74.7	69.2
Total net sales, external customers	$393.3	$328.9
Intersegment Net Sales
Olin Brass	$24.0	$20.2
Chase Brass	0.1	0.1
A.J. Oster	—	—
Total intersegment net sales	$24.1	$20.3
Adjusted EBITDA
Olin Brass	$11.8	$13.3
Chase Brass	20.4	19.2
A.J. Oster	2.5	5.1
Total adjusted EBITDA of operating segments	34.7	37.6
Corporate	(1.2)	(3.9)
Depreciation expense	(4.5)	(3.6)
Interest expense	(4.7)	(8.4)
Net income attributable to noncontrolling interest	0.2	—
Unrealized (loss) gain on derivative contracts (a)	(0.8)	1.9
Loss on extinguishment of debt (b)	—	(2.9)
Specified legal / professional expenses (c)	—	(0.4)
Lower of cost or market adjustment to inventory (d)	0.8	(0.3)
Share-based compensation expense (e)	(2.5)	(1.1)
Income before provision for income taxes	$22.0	$18.9

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our former senior secured notes (“Senior Secured Notes”). See Note 7, “Financing.”

(c)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(d)
For the three months ended March 31, 2017, represents net recoveries of previous charges as market prices for certain metals increased. For the three months ended March 31, 2016, represents lower of cost or market charges for the write down of domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories
Inventories were as follows:

	As of
(in millions)	March 31, 2017	December 31, 2016
Raw materials and supplies	$19.9	$22.7
Work-in-process	47.3	65.6
Finished goods	76.1	75.4
Total inventories	$143.3	$163.7
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 60% and 70% of total inventory at March 31, 2017 and December 31, 2016, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first out (“FIFO”) basis.
During the three months ended March 31, 2017 and 2016, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. These adjustments decreased cost of sales by $0.8 million during the three months ended March 31, 2017 and increased cost of sales by $0.3 million for the three months ended March 31, 2016.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	March 31, 2017	December 31, 2016
Market value	$223.2	$232.9
As reported	143.3	163.7
Excess of market over reported value	$79.9	$69.2

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	March 31, 2017	December 31, 2016
Deferred cost of sales - toll customers	$29.5	$4.0
Workers’ compensation plan deposits	4.8	6.3
Derivative contract assets	2.2	2.8
Prepaid insurance	0.9	1.7
Other	3.2	3.5
Total prepaid expenses and other current assets	$40.6	$18.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	March 31, 2017	December 31, 2016
Deferred sales revenue - toll customers	$30.2	$4.0
Compensation and benefits	11.4	25.1
Workers’ compensation	3.1	3.0
Insurance	2.9	3.1
Utilities	2.8	2.0
Professional fees	1.5	1.8
Taxes	1.2	1.3
Other	3.5	4.7
Total accrued liabilities	$56.6	$45.0

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	March 31, 2017	December 31, 2016
Term Loan B Facility	318.4	319.2
Deferred financing fees and discount on debt	(6.8)	(6.9)
Obligations under capital lease	3.4	3.7
Total debt	315.0	316.0
Less: Current portion of debt	(4.5)	(4.5)
Noncurrent portion of debt	$310.5	$311.5

Term Loan B Facility
At March 31, 2017, we had $318.4 million outstanding under our long-term credit facility that matures on July 18, 2023 (“Term Loan B Facility”), which accrued interest at a rate of 5.25%. Amounts outstanding under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (1) 3.00% to 3.25% subject to a total net leverage ratio pricing grid set forth in the agreement governing this facility (“Term Loan B Credit Agreement”) plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 4.00% to 4.25% subject to a total net leverage ratio pricing grid set forth in the Term Loan B Credit Agreement plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement).
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

In connection with the Term Loan B Facility, we must make quarterly payments of $0.8 million with the balance expected to be due on July 18, 2023.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

ABL Facility
Our asset-based revolving loan facility that expires on July 19, 2021 (“ABL Facility”) provides for borrowings of up to the lesser of $200.0 million or the borrowing base. As of March 31, 2017, we had no borrowings outstanding under the ABL Facility and available borrowings under the facility were $197.9 million after giving effect to the $2.1 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. Under certain circumstances, we may request an increase in the maximum commitments of up to $200.0 million (but the lenders are not obligated to grant such an increase).
Amounts outstanding, if any, under the ABL Facility bear interest at a rate per annum equal to, at our option, either (1) 0.25% to 0.75%, subject to an average quarterly availability pricing grid set forth in the agreement governing the facility (“ABL Credit Agreement”) plus an Alternate Base Rate (as defined in the ABL Credit Agreement) or (2) 1.25% to 1.75%, subject to an average quarterly availability pricing grid set forth in the ABL Credit Agreement plus the Adjusted LIBO Rate (as defined in the ABL Credit Agreement). Unused amounts under the ABL Facility incur an unused line fee of 0.375% or 0.25% per annum (depending on the percentage of aggregate revolving exposure), payable in arrears on a monthly basis.
The ABL Credit Agreement also contains a financial covenant requiring us to maintain a fixed charge coverage ratio that is tested whenever excess availability, as defined in the ABL Credit Agreement, falls below the greater of $20.0 million or 10% of our potential borrowings. This covenant requires us to maintain a ratio of “Consolidated Adjusted EBITDA” to the amount of our “fixed charges” (for all terms, as defined in the ABL Credit Agreement) for the twelve consecutive months prior to the date on which the ratio is tested equal to or greater than 1.0 to 1.0.
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various other covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of March 31, 2017, we were in compliance with all of the covenants relating to the Credit Agreements.
Discussion of Historical Debt Facilities
Historically, our debt included our Senior Secured Notes. During the three months ended March 31, 2016, we purchased in the open market an aggregate of $35.5 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $37.7 million, plus accrued interest. We recognized a loss on the extinguishment of debt for the three months ended March 31, 2016 of $2.9 million, which includes a premium of $2.2 million and the write-off of $0.7 million of unamortized debt issuance costs.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 21.8% and 35.4% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rates for the three months ended March 31, 2017 and 2016 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits and the domestic manufacturing deduction. In addition, due to the impact of share-based compensation, primarily the adoption of ASU 2016-09 in the first quarter of 2017, we recorded $3.0 million of tax benefit related to share award vestings and option exercises for the three months ended March 31, 2017, reducing the effective tax rate by 13.6%.
As of March 31, 2017 and December 31, 2016, we had $25.2 million and $25.2 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized, which are presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	March 31, 2017	December 31, 2016
(in millions)	Net Notional Amount	Net Notional Amount
Metal	$39.1	$6.7
Energy and utilities	0.7	1.2
Total	$39.8	$7.9

	As of
(in millions)	March 31, 2017	December 31, 2016
Notional amount - long	$61.4	$24.4
Notional amount - (short)	(21.6)	(16.5)
Net long / (short)	$39.8	$7.9

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

	As of March 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.7	$(0.7)	$1.0
Energy and utilities	0.1	—	0.1
Collateral on deposit	1.1	—	1.1
Total	$2.9	$(0.7)	$2.2
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.2

	As of March 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.7	$(0.7)	$—
Energy and utilities	—	—	—
Total	$0.7	$(0.7)	$—

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.6	$(1.4)	$2.2
Energy and utilities	0.2	—	0.2
Collateral on deposit	0.4	—	0.4
Total	$4.2	$(1.4)	$2.8

Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.8

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Energy and utilities	—	—	—
Total	$1.4	$(1.4)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2017	2016
Losses (gains) in cost of sales for:
Metal	$(0.5)	$(1.3)
Energy and utilities	0.2	0.5
Total	$(0.3)	$(0.8)

10.	Fair Value Measurements
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
As of March 31, 2017 and December 31, 2016, the fair value of our commodity derivative contracts was $2.2 million and $2.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2017 or 2016.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of March 31, 2017, the fair value of our Term Loan B Facility approximated $323.2 million compared to a carrying value of $318.4 million. As of December 31, 2016, the fair value of our Term Loan B Facility approximated $325.6 million compared to a carrying value of $319.2 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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
Insurance Recoveries

In May 2016, the East Alton facility of our Olin Brass segment temporarily reduced production due to an equipment failure impacting an intermediate segment of the production process. The disruption resulted in a temporary reduction in customer shipments and in Olin Brass securing support via toll processing from other strip industry participants.
We sustained losses from this event, and the equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We have filed a claim with our insurance carrier to recover these losses. In the first quarter of 2017, we recorded recoveries of $3.0 million related to the claim as a reduction to cost of goods sold, and we received this advance payment from the insurance company in April 2017. We believe we will receive further insurance recoveries in 2017 and that the total of all recoveries will approximate $7.4 million.

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
Important factors that could cause actual results to differ materially from our expectations, include general economic conditions, market demand, pricing and competitive factors, the ability to implement business and acquisition strategies, the ability to address unexpected operational issues and the ability to continue to implement our balanced book approach, among others, which are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.
We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
We are a leading value-added converter, fabricator, processor and distributor of specialized non-ferrous products, including a wide range of sheet, strip, foil, rod, tube and fabricated metal component products. While we primarily process copper and copper alloys, we also reroll and form certain other metals such as stainless steel, carbon steel and aluminum. Using processed scrap, virgin metals and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance and bactericidal properties.
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
For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.
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
The following discussions present an analysis of certain GAAP and non-GAAP measures for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended March 31,		Change: 2017 vs. 2016

(in millions, except per pound values)	2017	2016	Amount	Percent
Pounds shipped (a)	133.9	131.3	2.6	2.0%
Net sales	$393.3	$328.9	$64.4	19.6%
Metal component of net sales	(254.9)	(193.5)	(61.4)	31.7%
Adjusted sales	$138.4	$135.4	$3.0	2.2%

Net sales per pound	$2.94	$2.50	$0.44	17.6%
Less: Metal component of net sales per pound	1.91	1.47	0.44	29.9%
Adjusted sales per pound	$1.03	$1.03	$—	—%
Average copper price per pound (b)	$2.65	$2.11	$0.54	25.6%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Net sales increased by $64.4 million, or 19.6%, primarily as the result of a $61.4 million increase in the metal cost recovery component due mostly to increased metal prices and greater sales of unprocessed metals. Adjusted sales increased by $3.0 million mostly due to a $2.6 million benefit from increased volumes resulting from increased demand in the coinage markets, partially offset by lower demand in the munitions market.
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

Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Total gross profit	$49.9	$49.5	$0.4
Unrealized loss (gain) on derivative contracts (a)	0.8	(1.9)	2.7
Lower of cost or market adjustment to inventory (b)	(0.8)	0.3	(1.1)
Depreciation expense	3.6	3.1	0.5
Adjusted gross profit	$53.5	$51.0	$2.5

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)
For the three months ended March 31, 2016, the amount presented represents lower of cost or market charges for the write down of domestic, metal inventory. For the three months ended March 31, 2017, the amount presented represents net recoveries of previous charges as market prices for certain metals increased.

Gross profit increased by $0.4 million (0.8%) and was impacted by unfavorable fluctuations in unrealized gains / losses on derivative contracts and favorable fluctuations in lower of cost or market adjustments. Adjusted gross profit increased by $2.5 million (4.9%), primarily due to the $3.0 million recovery of insurance proceeds related to the prior year production outage and the benefit from increased volumes. In the first quarter of 2017, adjusted gross profit also includes aggregate costs of approximately $1.8 million associated with transitioning to a health savings account (“HSA”), increased cost of goods sold due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system.
Selling, general and administrative expenses and adjusted selling, general and administrative expenses
Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. Adjusted selling, general and administrative expenses are defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results to provide a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons. We believe adjusted selling, general and administrative expenses represent a meaningful presentation of the financial performance of our core operations, in order to provide period-to-period comparisons that are more consistent and more easily understood.
Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Total selling, general and administrative expenses	$22.9	$19.7	$3.2
Specified legal / professional expenses	—	(0.4)	0.4
Share-based compensation expense	(2.5)	(1.1)	(1.4)
Depreciation and amortization expense	(0.9)	(0.5)	(0.4)
Adjusted selling, general and administrative expenses	$19.5	$17.7	$1.8
Selling, general and administrative expenses increased by $3.2 million (16.2%) and were unfavorably impacted by an increase in share-based compensation expense and the combination of other individually insignificant items. Adjusted selling, general and administrative expenses increased by $1.8 million (10.2%), primarily due to increased employee and employee related costs and unfavorable fluctuations in bad debt expense. Adjusted selling, general and administrative expenses in the first quarter of 2017 include an aggregate total of approximately $1.1 million associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system.

Net income and adjusted EBITDA
Net income attributable to Global Brass and Copper Holdings, Inc. is the most directly comparable US GAAP measure to adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
We believe adjusted EBITDA represents a meaningful presentation of the financial performance of our core operations because it provides period-to-period comparisons that are more consistent and more easily understood. We also believe it is an important supplemental measure that is frequently used by securities analysts, investors and other interested parties in evaluating companies in our industry.
Adjusted EBITDA is the key metric used by our Chief Operating Decision Maker to evaluate segment performance in a way that we believe reflects our core operating performance, and in turn, incentivizes members of management and certain employees. For example, we use adjusted EBITDA per pound in order to measure the effectiveness of the balanced book approach in reducing the financial impact of metal price volatility on earnings and operating margins, and to measure the effectiveness of our business transformation initiatives in improving earnings and operating margins.
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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended March 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.0	$12.2	$4.8
Interest expense	4.7	8.4	(3.7)
Provision for income taxes	4.8	6.7	(1.9)
Depreciation expense	4.5	3.6	0.9
Unrealized loss (gain) on derivative contracts (a)	0.8	(1.9)	2.7
Loss on extinguishment of debt (b)	—	2.9	(2.9)
Specified legal / professional expenses (c)	—	0.4	(0.4)
Lower of cost or market adjustment to inventory (d)	(0.8)	0.3	(1.1)
Share-based compensation expense (e)	2.5	1.1	1.4
Adjusted EBITDA	$33.5	$33.7	$(0.2)

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our former senior secured notes (“Senior Secured Notes”).

(c)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Net income attributable to Global Brass and Copper Holdings, Inc. increased by $4.8 million, or 39.3%, mainly due to decreased interest expense, the $3.0 million recovery of insurance proceeds recorded during the first quarter of 2017, the absence of a loss on extinguishment of debt as was incurred in the first quarter of 2016 and a decrease in the provision for income taxes due to the adoption of a new accounting standard update. These favorable fluctuations were partially offset by increased selling, general and administrative expenses and unfavorable fluctuations in unrealized gains / losses on derivative contracts.
Adjusted EBITDA decreased by $0.2 million, or 0.6%, due to the net of increased costs resulting from the HSA transition, increased cost of goods due to inventory reductions, additional costs incurred related to the A.J. Oster ERP implementation, increased selling, general and administrative expenses, the insurance recovery, and the benefit from increased volumes.
Diluted income per common share and adjusted diluted earnings per common share
Diluted income per common share increased by $0.20 for the three months ended March 31, 2017 as compared to the same period in 2016 for the same reasons driving the fluctuations in net income. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.06 for the three months ended March 31, 2017 as compared to the same period in 2016 for the same reasons driving the fluctuations in adjusted EBITDA, as well as due to the decrease in interest expense and the corresponding tax impact of these items. Additionally, our weighted-average common shares outstanding, assuming dilution, increased 2.8% due to the issuance and vesting of stock compensation awards.  The increase reduced our diluted earnings per share by $0.02 in 2017.
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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended March 31,		Amount change:
	2017	2016	2017 vs. 2016
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.77	$0.57	$0.20
Unrealized loss (gain) on derivative contracts	0.04	(0.09)	0.13
Loss on extinguishment of debt	—	0.14	(0.14)
Specified legal / professional expenses	—	0.02	(0.02)
Lower of cost or market adjustment to inventory	(0.03)	0.01	(0.04)
Share-based compensation expense	0.11	0.05	0.06
Tax impact on above adjustments (a)	(0.18)	(0.05)	(0.13)
Adjusted diluted earnings per common share	$0.71	$0.65	$0.06

(a) Calculated based on our estimated tax rate, including tax benefits related to share award vestings and option exercises, as described more fully in Note 8, “Income Taxes.”

Results of Operations
Consolidated Results of Operations for the Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016.

	Three Months Ended March 31,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$393.3	100.0%	$328.9	100.0%	$64.4	19.6%
Cost of sales	(343.4)	87.3%	(279.4)	84.9%	(64.0)	22.9%
Gross profit	49.9	12.7%	49.5	15.1%	0.4	0.8%
Selling, general and administrative expenses	(22.9)	5.8%	(19.7)	6.0%	(3.2)	16.2%
Operating income	27.0	6.9%	29.8	9.1%	(2.8)	(9.4)%
Interest expense	(4.7)	1.2%	(8.4)	2.6%	3.7	(44.0)%
Loss on extinguishment of debt	—	—%	(2.9)	0.9%	2.9	(100.0)%
Other income, net	(0.3)	0.1%	0.4	0.1%	(0.7)	N/M
Income before provision for income taxes	22.0	5.6%	18.9	5.7%	3.1	16.4%
Provision for income taxes	(4.8)	1.2%	(6.7)	2.0%	1.9	(28.4)%
Net income	17.2	4.4%	12.2	3.7%	5.0	41.0%
Net income attributable to noncontrolling interest	(0.2)	0.1%	—	—%	(0.2)	N/A
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.0	4.3%	$12.2	3.7%	$4.8	39.3%
Adjusted EBITDA (a)	$33.5	8.5%	$33.7	10.2%	$(0.2)	(0.6)%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful
N/A - not applicable

The following discussions present an analysis of our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $3.7 million primarily due to lower average interest rates. We bought back an aggregate of $65.2 million of our Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of our 9.5% Senior Secured Notes with a new $320.0 million long-term credit facility that matures on July 18, 2023 (“Term Loan B Facility”), which accrued interest at a rate of 5.25% during the first quarter of 2017.

The following table summarizes the components of interest expense:

	Three Months Ended March 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$4.3	$7.7	$(3.4)
Amortization of debt discount and issuance costs	0.3	0.7	(0.4)
Capitalized interest	(0.1)	(0.3)	0.2
Other borrowing costs (a)	0.2	0.3	(0.1)
Total interest expense	$4.7	$8.4	$(3.7)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt
During the three months ended March 31, 2016, we purchased in the open market an aggregate of $35.5 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $37.7 million, plus accrued interest. We recognized a loss on the extinguishment of debt for the three months ended March 31, 2016 of $2.9 million, which includes a premium of $2.2 million and the write-off of $0.7 million of unamortized debt issuance costs.
Provision for income taxes
The provision for income taxes decreased by $1.9 million. The provision decreased as the effective tax rate decreased to 21.8% from 35.4% primarily due to the adoption of ASU 2016-09 in the first quarter of 2017. Due to the impact of share-based compensation, primarily the adoption of the new standard, we recorded $3.0 million of tax benefit related to share award vestings and option exercises during the three months ended March 31, 2017, reducing the effective tax rate by 13.6%.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016.
The following discussions present an analysis of our results by segment for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended March 31,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	66.9	63.5	3.4	5.4%
Chase Brass	59.5	59.3	0.2	0.3%
A.J. Oster	18.1	18.9	(0.8)	(4.2)%
Corporate and other (b)	(10.6)	(10.4)	(0.2)	(1.9)%
Total	133.9	131.3	2.6	2.0%
Net sales
Olin Brass	$188.6	$151.8	$36.8	24.2%
Chase Brass	154.1	128.2	25.9	20.2%
A.J. Oster	74.7	69.2	5.5	7.9%
Corporate and other (b)	(24.1)	(20.3)	(3.8)	(18.7)%
Total	$393.3	$328.9	$64.4	19.6%
Adjusted EBITDA
Olin Brass	$11.8	$13.3	$(1.5)	(11.3)%
Chase Brass	20.4	19.2	1.2	6.3%
A.J. Oster	2.5	5.1	(2.6)	(51.0)%
Total adjusted EBITDA of operating segments	$34.7	$37.6	$(2.9)	(7.7)%
Corporate and other (c)	(1.2)	(3.9)	2.7	(69.2)%
Total consolidated adjusted EBITDA	$33.5	$33.7	$(0.2)	(0.6)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	For the three months ended March 31, 2017, includes $3.0 million insurance recovery from the prior year production outage.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales increased by $36.8 million primarily as a result of an increase in the metal cost recovery component ($35.6 million), due to increased metal prices. Adjusted sales increased by $1.2 million due to increased volumes ($4.1 million), partially offset by unfavorable product mix changes ($2.9 million). Additionally, volumes increased in the coinage and automotive markets and decreased in the munitions market overall due to underlying demand.
Adjusted EBITDA decreased by $1.5 million, primarily due to the unfavorable product mix changes noted above, increased benefit costs associated with transitioning to a HSA medical plan and increased cost of goods sold due to a reduction in inventories during the quarter. These decreases were partially offset by increased volumes.

Chase Brass
Net sales increased by $25.9 million as the metal cost recovery component increased by $23.0 million primarily due to increased metal prices. Adjusted sales increased by $2.9 million, due to improved product mix and increased pricing.
Volumes increased in the building and housing market and decreased in the transportation and electronics / electrical components markets due to underlying demand.
Adjusted EBITDA increased by $1.2 million predominantly due to improved product mix and increased pricing, which was partially offset by increased costs as a result of both increased metal loss from metal price increases and increased benefit costs associated with transitioning to a HSA medical plan.
A.J. Oster
Net sales increased by $5.5 million, as the metal cost recovery component increased by $5.9 million due to the net of increased metal prices ($7.3 million) and decreased volumes ($1.4 million). Adjusted sales decreased by $0.4 million due to the impact of decreased volumes ($1.4 million), partially offset by favorable mix fluctuations ($1.0 million). A.J. Oster continues to pass on certain price increases from its sister company Olin Brass. Both entities are focusing on pricing their products in order to earn a return that better reflects the complexity of the products being produced and the assets used to produce them.
Volumes decreased in the automotive market, partially offset by increased volumes in the electronics / electrical components market, all due to underlying demand.
Adjusted EBITDA decreased by $2.6 million, mostly due to the transition costs incurred related to the implementation of the new ERP system in the first quarter, decreased volumes and additional benefit costs associated with transitioning to a HSA medical plan.

Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of March 31, 2017 as compared to the amounts as of December 31, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
March 31, 2017 compared to December 31, 2016
Cash decreased by $21.3 million due to the increased net investment in working capital discussed further below, and other factors as detailed in our consolidated statement of cash flows for the three months ended March 31, 2017.
Inventory decreased by $20.4 million primarily due to increased sales to toll customers resulting in less owned pounds.
Accounts receivable increased by $62.0 million mostly due to increased volumes, but was also impacted by increased metal prices and an increase in days sales outstanding due to customer mix and timing of payments.
Prepaid expenses and other current assets increased by $22.3 million due to an increase in deferred costs related to metal sales to toll customers. Correspondingly, accrued liabilities increased by $11.6 million related to an increase in the deferral of revenue related to these sales; however, this increase was offset by the payment of annual incentive compensation awards during the first quarter of 2017.
Accounts payable increased by $16.3 million mostly due to increased volumes and increased metal prices, partially offset by a reduction in days payable outstanding resulting from vendor mix and timing of payments.
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
At March 31, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $7.8 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
On July 18, 2016, we entered into an agreement governing our new asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) and a new agreement governing our loans under the long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement, together, the “Credit Agreements”), both of which contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Cash flows provided by (used in) operating activities	$(7.1)	$12.1	$(19.2)
Cash flows used in investing activities	$(7.8)	$(7.6)	$(0.2)
Cash flows used in financing activities	$(6.1)	$(39.2)	$33.1
Cash flows from operating activities
Net cash provided by operating activities decreased by $19.2 million, due primarily to the impact of increased metal prices on net accounts receivable and accounts payable. Additionally, cash from operations was unfavorably impacted by a decrease in days payable outstanding resulting from vendor mix and timing of payments. Further, cash from operations was unfavorably impacted by the timing of interest payments as we made a Term Loan B interest payment in the first quarter of 2017; however, no interest payment was made under the former senior secured notes in the first quarter of 2016. Cash generated from earnings partially offset these unfavorable fluctuations.

Cash flows from investing activities
Our cash flows from investing activities decreased by $0.2 million due to slightly more capital spending.
Cash flows from financing activities
Net cash used in financing activities decreased by $33.1 million as we expended only $0.8 million in principal payments on the Term Loan B in the current year, while in the prior year, we used $37.7 million to purchase Senior Secured Notes in the open market during the same period. However, our stock buy-backs increased by $4.4 million as compared to the prior year. Note, we do not have a program authorized by our Board of Directors to buy back our stock on the open market. Accordingly, our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
Outstanding Indebtedness
As described more fully in Note 7, “Financing,” on July 18, 2016, we refinanced all of our debt instruments.
We may voluntarily prepay outstanding loans under the Term Loan B Facility at any time subject to a prepayment premium of 1.00% if the voluntary prepayment occurs before July 18, 2017. In addition, starting on December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time.
Our new ABL Facility and Term Loan B Facility contain various covenants to which we are subject to on an ongoing basis. At March 31, 2017, we were in compliance with all of these covenants.
For additional information regarding our ABL Facility, our Term Loan B Facility and our capital lease obligations, see Note 7, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2017.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
In the first quarter of 2017, A.J. Oster implemented a fully integrated Enterprise Resource Planning ("ERP") system and Olin Brass completed an upgrade to its information technology systems, both of which required changes to certain of our business processes and internal controls over financial reporting. Although our internal control over financial reporting has been materially affected by the implementation of these systems, we do not believe that the implementation of the systems will have an adverse effect on our internal control over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently, and from time to time, involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 7, 2017.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the SEC on March 7, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities
 None.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	5,068	$32.65	*	*
February 1, 2017 through February 28, 2017	25,429	$33.85	*	*
March 1, 2017 through March 31, 2017	108,841	$34.55	*	*
Total	139,338	$34.35	*	*

* These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended March 31, 2017 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends
Our agreements governing the ABL Facility and the Term Loan B Facility both contain restrictions as to the payment of dividends.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Severance Agreement, by and between Dale R. Taylor and Global Brass and Copper, Inc., dated April 3, 2017.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer
Date: May 5, 2017