Form 10-Q
period 2017-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2017-08-02
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐   No ☒
On July 26, 2017, there were 21,904,602 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
June 30, 2017

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$83.9	$88.2
Accounts receivable (net of allowance of $0.9 and $0.5 at June 30, 2017 and December 31, 2016, respectively)	170.1	134.0
Inventories	170.1	163.7
Prepaid expenses and other current assets	38.3	18.3
Income tax receivable	2.3	5.4
Total current assets	464.7	409.6
Property, plant and equipment	202.1	191.7
Less: Accumulated depreciation	(70.1)	(61.3)
Property, plant and equipment, net	132.0	130.4
Goodwill	4.4	4.4
Intangible assets, net	0.4	0.4
Deferred income taxes	33.7	34.1
Other noncurrent assets	6.4	3.7
Total assets	$641.6	$582.6
Liabilities and equity
Current liabilities:
Current portion of debt	$4.5	$4.5
Accounts payable	105.1	88.9
Accrued liabilities	58.5	45.0
Accrued interest	0.2	0.2
Income tax payable	—	1.3
Total current liabilities	168.3	139.9
Noncurrent portion of debt	309.6	311.5
Other noncurrent liabilities	35.7	36.0
Total liabilities	513.6	487.4
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,130,617 and 21,712,216 shares issued at June 30, 2017 and December 31, 2016, respectively	0.2	0.2
Additional paid-in capital	50.5	45.0
Retained earnings	82.1	51.2
Treasury stock - 225,731 and 79,149 shares at June 30, 2017 and December 31, 2016, respectively	(6.5)	(1.5)
Accumulated other comprehensive loss	(3.1)	(4.1)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	123.2	90.8
Noncontrolling interest	4.8	4.4
Total equity	128.0	95.2
Total liabilities and equity	$641.6	$582.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$377.4	$337.9	$770.7	$666.8
Cost of sales	(332.7)	(296.6)	(676.1)	(576.0)
Gross profit	44.7	41.3	94.6	90.8
Selling, general and administrative expenses	(19.3)	(19.8)	(42.2)	(39.5)
Operating income	25.4	21.5	52.4	51.3
Interest expense	(4.8)	(7.9)	(9.5)	(16.3)
Loss on extinguishment of debt	—	(0.4)	—	(3.3)
Other income (expense), net	4.5	—	4.2	0.4
Income before provision for income taxes	25.1	13.2	47.1	32.1
Provision for income taxes	(8.9)	(4.6)	(13.7)	(11.3)
Net income	16.2	8.6	33.4	20.8
Net income attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$16.1	$8.4	$33.1	$20.6
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.74	$0.39	$1.53	$0.97
Diluted	$0.73	$0.39	$1.50	$0.96
Weighted average common shares outstanding:
Basic	21.8	21.3	21.6	21.3
Diluted	22.1	21.5	22.1	21.5
Dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$16.2	$8.6	$33.4	$20.8
Other comprehensive income (loss):
Foreign currency translation adjustment	0.5	(0.8)	1.3	(1.0)
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	0.3	(0.2)	0.4
Comprehensive income	16.6	8.1	34.5	20.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.4)	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$16.4	$8.0	$34.1	$20.1
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	117,614	—	2.7	—	—	—	2.7	—	2.7
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4
Dividends declared	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	20.6	—	—	20.6	0.2	20.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.5)	(0.5)	(0.1)	(0.6)
Balance at June 30, 2016	21,592,348	$0.2	$40.0	$41.3	$(1.5)	$(2.8)	$77.2	$4.2	$81.4

Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	380,020	—	4.3	—	—	—	4.3	—	4.3
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(146,582)	—	—	—	(5.0)	—	(5.0)	—	(5.0)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Net income	—	—	—	33.1	—	—	33.1	0.3	33.4
Other comprehensive income (loss), net of tax	—	—	—	—	—	1.0	1.0	0.1	1.1
Balance at June 30, 2017	21,904,886	$0.2	$50.5	$82.1	$(6.5)	$(3.1)	$123.2	$4.8	$128.0
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$33.4	$20.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.1)	0.1
Unrealized (gain) loss on derivatives	1.4	(2.6)
Depreciation	9.0	7.3
Amortization of debt discount and issuance costs	0.6	1.3
Loss on extinguishment of debt	—	3.3
Share-based compensation expense	4.3	2.7
Provision for bad debts, net of reductions	0.4	(0.4)
Deferred income taxes	—	2.0
Change in assets and liabilities:
Accounts receivable	(38.6)	(18.1)
Inventories	(5.2)	9.1
Prepaid expenses and other current assets	(21.7)	2.6
Accounts payable	17.6	17.5
Accrued liabilities	14.2	(10.5)
Accrued interest	—	(0.3)
Income taxes, net	1.9	1.1
Other, net	(0.2)	(0.3)
Net cash provided by (used in) operating activities	17.0	35.6
Cash flows from investing activities
Capital expenditures	(12.5)	(14.3)
Net cash used in investing activities	(12.5)	(14.3)
Cash flows from financing activities
Borrowings on ABL Facility	0.4	0.6
Payments on ABL Facility	(0.4)	(0.6)
Retirement of Senior Secured Notes	—	(40.0)
Premium payment on extinguishment of debt	—	(2.5)
Payments on term loan	(1.6)	—
Principal payments under capital lease obligation	(0.7)	(0.5)
Dividends paid	(1.7)	(1.6)
Distribution to noncontrolling interest owner	—	(0.2)
Proceeds from exercise of stock options	0.7	—
Share repurchases	(5.0)	(0.8)
Net cash used in financing activities	(8.3)	(45.6)
Effect of foreign currency exchange rates	(0.5)	(0.3)
Net increase (decrease) in cash	(4.3)	(24.6)
Cash and cash equivalents at beginning of period	88.2	83.5
Cash and cash equivalents at end of period	$83.9	$58.9
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$2.3	$2.7
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the six months ended June 30, 2017. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, presentation of awards as either equity or liabilities, presentation in the statement of cash flows and accounting for forfeitures. The provisions of ASU 2016-09 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. As allowed under the new guidance, we have elected to change our accounting policy to now recognize forfeitures as they occur. As of January 1, 2017, the date we adopted this ASU, the $0.5 million cumulative effect of that change in accounting policy resulted in a decrease to retained earnings and increase to additional paid-in capital. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard and prospectively since the date we adopted this ASU, we are recording excess tax benefits and tax deficiencies as an income tax benefit or provision in the consolidated statements of operations. The guidance also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. We have elected to retrospectively adjust the cash flow classification, resulting in an increase of $0.4 million in cash from operating activities for the six months ended June 30, 2016, with a corresponding decrease to cash from financing activities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-02 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$16.1	$8.4	$33.1	$20.6
Denominator
Weighted-average common shares outstanding	21.8	21.3	21.6	21.3
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.3	0.2	0.5	0.2
Weighted-average common shares outstanding, assuming dilution	22.1	21.5	22.1	21.5

Anti-dilutive shares excluded from above	0.2	—	0.2	—
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.74	$0.39	$1.53	$0.97
Diluted	$0.73	$0.39	$1.50	$0.96

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Segment Information
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
Chase Brass is a leading manufacturer of solid brass rod in North America. Chase Brass primarily manufactures solid rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining for products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
A.J. Oster primarily processes and distributes copper, copper-alloy and aluminum sheet, strip and foil through six strategically-located service centers in the United States, Puerto Rico and Mexico. Each A.J. Oster service center reliably provides a broad range of products with high quality, short lead-times, and in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.
Corporate includes compensation for corporate executives and staff, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and federal income taxes, overhead costs, all share-based compensation expense, gains and losses associated with certain acquisitions and dispositions, unrealized gains and losses on hedging activities and the elimination of intercompany balances and transactions.
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
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	loss on extinguishment of debt;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net Sales, External Customers
Olin Brass	$161.5	$137.4	$326.1	$269.0
Chase Brass	141.0	129.3	295.0	257.4
A.J. Oster	74.9	71.2	149.6	140.4
Total net sales, external customers	$377.4	$337.9	$770.7	$666.8
Intersegment Net Sales
Olin Brass	$20.0	$17.6	$44.0	$37.8
Chase Brass	—	0.5	0.1	0.6
A.J. Oster	0.1	—	0.1	—
Total intersegment net sales	$20.1	$18.1	$44.2	$38.4
Adjusted EBITDA
Olin Brass	$14.9	$7.8	$26.7	$21.1
Chase Brass	17.9	18.0	38.3	37.2
A.J. Oster	4.3	4.6	6.8	9.7
Total adjusted EBITDA of operating segments	37.1	30.4	71.8	68.0
Corporate	0.2	(4.5)	(1.0)	(8.4)
Depreciation expense	(4.5)	(3.7)	(9.0)	(7.3)
Interest expense	(4.8)	(7.9)	(9.5)	(16.3)
Interest income	0.1	—	0.1	—
Net income attributable to noncontrolling interest	0.1	0.2	0.3	0.2
Unrealized (loss) gain on derivative contracts (a)	(0.6)	0.7	(1.4)	2.6
Loss on extinguishment of debt (b)	—	(0.4)	—	(3.3)
Specified legal / professional expenses (c)	—	(0.2)	—	(0.6)
Lower of cost or market adjustment to inventory (d)	(0.7)	0.2	0.1	(0.1)
Share-based compensation expense (e)	(1.8)	(1.6)	(4.3)	(2.7)
Income before provision for income taxes	$25.1	$13.2	$47.1	$32.1

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the buybacks of our former senior secured notes (“Senior Secured Notes”). See Note 7, “Financing.”

(c)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories
Inventories were as follows:

	As of
(in millions)	June 30, 2017	December 31, 2016
Raw materials and supplies	$21.5	$22.7
Work-in-process	65.9	65.6
Finished goods	82.7	75.4
Total inventories	$170.1	$163.7
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 65% and 70% of total inventory at June 30, 2017 and December 31, 2016, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first out (“FIFO”) basis.
During the three and six months ended June 30, 2017 and 2016, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three months ended June 30, 2017 and 2016, these adjustments increased cost of sales by $0.7 million and decreased cost of sales by $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, these adjustments decreased cost of sales by $0.1 million and increased cost of sales by $0.1 million, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	June 30, 2017	December 31, 2016
Market value	$252.4	$232.9
As reported	170.1	163.7
Excess of market over reported value	$82.3	$69.2

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	June 30, 2017	December 31, 2016
Deferred cost of sales - toll customers	$27.4	$4.0
Workers’ compensation plan deposits	4.4	6.3
Prepaid insurance	2.5	1.7
Derivative contract assets	0.9	2.8
Other	3.1	3.5
Total prepaid expenses and other current assets	$38.3	$18.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	June 30, 2017	December 31, 2016
Deferred sales revenue - toll customers	$27.7	$4.0
Compensation and benefits	14.6	25.1
Utilities	3.3	2.0
Workers’ compensation	2.9	3.0
Insurance	2.6	3.1
Professional fees	1.6	1.8
Taxes	1.3	1.3
Other	4.5	4.7
Total accrued liabilities	$58.5	$45.0

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	June 30, 2017	December 31, 2016
Term Loan B Facility	317.6	319.2
Deferred financing fees and discount on debt	(6.5)	(6.9)
Obligations under capital lease	3.0	3.7
Total debt	314.1	316.0
Less: Current portion of debt	(4.5)	(4.5)
Noncurrent portion of debt	$309.6	$311.5

Term Loan B Facility
At June 30, 2017, we had $317.6 million outstanding under our long-term credit facility that matures on July 18, 2023 (“Term Loan B Facility”), which accrued interest at a rate of 5.50%.
ABL Facility
Our asset-based revolving loan facility that expires on July 19, 2021 (“ABL Facility”) provides for borrowings of up to the lesser of $200.0 million or the borrowing base. As of June 30, 2017, we had no borrowings outstanding under the ABL Facility and available borrowings under the facility were $197.9 million after giving effect to the $2.1 million of letters of credit outstanding.
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of June 30, 2017, we were in compliance with all of the covenants relating to the Credit Agreements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Refinancing
On July 18, 2017, we amended the credit agreements governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”) and our ABL Facility (“Amended ABL Credit Agreement”). The amendments resulted in the below changes.

•
A 100 basis point reduction in our interest rate on our Term Loan B Facility. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 2.25% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 3.25% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement);

•	The removal of the net leverage financial maintenance covenant in the Term Loan B Credit Agreement;

•	A Term Loan B Facility prepayment penalty of 1.0% for six months after the refinancing date; and

•	An increased capacity to make certain restricted payments.
We do not expect that the accounting for the refinancing will have a material impact on our consolidated financial statements.
Discussion of Historical Debt Facilities
Historically, our debt included our Senior Secured Notes. During the six months ended June 30, 2016, we bought back an aggregate of $40.0 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest. We recognized a loss on the extinguishment of debt for the three months ended June 30, 2016 of $0.4 million, which included a premium of $0.3 million and the write-off of $0.1 million of unamortized debt issuance cost. We recognized a loss on the extinguishment of debt for the six months ended June 30, 2016 of $3.3 million, which includes a premium of $2.5 million and the write-off of $0.8 million of unamortized debt issuance costs.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 35.5% and 34.8% for the three months ended June 30, 2017 and 2016, respectively, and 29.1% and 35.2% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rates for the three and six months ended June 30, 2017 and 2016 differed from the U.S. Federal statutory rate of 35% primarily due to state income taxes, utilization of foreign tax credits and the domestic manufacturing deduction. In addition, due to the impact of share-based compensation, primarily the adoption of ASU 2016-09, in the six months ended June 30, 2017, we recorded $3.1 million of tax benefit related to share award vestings and option exercises, reducing the effective tax rate by 660 basis points.
As of June 30, 2017 and December 31, 2016, we had $25.2 million and $25.2 million, respectively, of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized, which are presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	June 30, 2017	December 31, 2016
(in millions)	Net Notional Amount	Net Notional Amount
Metal	$27.8	$6.7
Energy and utilities	5.1	1.2
Total	$32.9	$7.9

	As of
(in millions)	June 30, 2017	December 31, 2016
Notional amount - long	$53.7	$24.4
Notional amount - (short)	(20.8)	(16.5)
Net long / (short)	$32.9	$7.9

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

	As of June 30, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$1.8	$(1.2)	$0.6
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	0.3	—	0.3
Total	$2.2	$(1.3)	$0.9
Consolidated balance sheet location:
Prepaid expenses and other current assets			$0.9

	As of June 30, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.2	$(1.2)	$—
Energy and utilities	0.3	(0.1)	0.2
Total	$1.5	$(1.3)	$0.2
Consolidated balance sheet location:
Other noncurrent liabilities			$0.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.6	$(1.4)	$2.2
Energy and utilities	0.2	—	0.2
Collateral on deposit	0.4	—	0.4
Total	$4.2	$(1.4)	$2.8

Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.8

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Energy and utilities	—	—	—
Total	$1.4	$(1.4)	$—

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Losses (gains) in cost of sales for:
Metal	$0.3	$(0.7)	$(0.2)	$(2.0)
Energy and utilities	0.3	(0.4)	0.5	0.1
Total	$0.6	$(1.1)	$0.3	$(1.9)

10.	Fair Value Measurements
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
As of June 30, 2017 and December 31, 2016, the fair value of our commodity derivative contracts was $0.7 million and $2.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2017 or 2016.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of June 30, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $50.0 million. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are level 1 fair value measurements. We had no money market funds at December 31, 2016.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2017, the fair value and carrying value of our Term Loan B Facility were $317.6 million. As of December 31, 2016, the fair value of our Term Loan B Facility approximated $325.6 million compared to a carrying value of $319.2 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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
We sustained losses from this event, and the equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the three months ended June 30, 2017, we recorded recoveries of $4.4 million related to the claim as a reduction to cost of goods sold of $0.5 million and an increase to other income of $3.9 million. For the six months ended June 30, 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of goods sold of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries have been received as of June 30, 2017.

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
Unlike traditional metals companies, particularly those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations, substantially reduces the financial impact of metal price movements on our earnings and operating margins.
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
The following discussions present an analysis of certain GAAP and non-GAAP measures for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2017 vs. 2016
					QTR Change:		YTD Change:
(in millions, except per pound values)	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Pounds shipped (a)	126.2	131.8	260.2	263.1	(5.6)	(4.2)%	(2.9)	(1.1)%
Net sales	$377.4	$337.9	$770.7	$666.8	$39.5	11.7%	$103.9	15.6%
Metal component of net sales	(245.3)	(201.1)	(500.2)	(394.6)	(44.2)	22.0%	(105.6)	26.8%
Adjusted sales	$132.1	$136.8	$270.5	$272.2	$(4.7)	(3.4)%	$(1.7)	(0.6)%

Net sales per pound	$2.99	$2.56	$2.96	$2.53	$0.43	16.8%	$0.43	17.0%
Less: Metal component of net sales per pound	1.94	1.52	1.92	1.50	0.42	27.6%	0.42	28.0%
Adjusted sales per pound	$1.05	$1.04	$1.04	$1.03	$0.01	1.0%	$0.01	1.0%
Average copper price per pound (b)	$2.58	$2.13	$2.62	$2.12	$0.45	21.1%	$0.50	23.6%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net sales increased by $39.5 million, or 11.7%, primarily as the result of a $44.2 million increase in the metal cost recovery component resulting from increased metal prices and greater sales of unprocessed metals. Adjusted sales decreased by $4.7 million due to decreased volumes, primarily in the munitions market due to less demand and a customer production outage during the quarter. To a lesser extent, demand also decreased in the building and housing and coinage markets, but was partially offset by increased demand in the reroller market.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net sales increased by $103.9 million, or 15.6%, due to the $105.6 million increase in the metal cost recovery component stemming from increased metal prices and greater sales of unprocessed metals. Adjusted sales decreased by $1.7 million, or 0.6%.
Gross profit and adjusted gross profit
Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA, as detailed in the following table. We believe that adjusted gross profit supplements our US GAAP results to provide a more complete understanding of the results of our business. We believe adjusted gross profit represents a meaningful presentation of the financial performance of our core operations as it provides period-to-period comparisons that are more consistent and more easily understood.

Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Total gross profit	$44.7	$41.3	$94.6	$90.8	$3.4	$3.8
Unrealized loss (gain) on derivative contracts (a)	0.6	(0.7)	1.4	(2.6)	1.3	4.0
Lower of cost or market adjustment to inventory (b)	0.7	(0.2)	(0.1)	0.1	0.9	(0.2)
Depreciation expense	3.7	3.3	7.3	6.4	0.4	0.9
Adjusted gross profit	$49.7	$43.7	$103.2	$94.7	$6.0	$8.5

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Gross profit increased by $3.4 million (8.2%) and was impacted by the increase in adjusted gross profit, unfavorable fluctuations in unrealized gains / losses on derivative contracts and market writedowns to inventory. Adjusted gross profit increased by $6.0 million (13.7%), primarily due to the absence of costs incurred in the prior year as a result of the Olin Brass production outage and $0.5 million recovery of insurance proceeds related to the prior year production outage, partially offset by decreased volumes.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Gross profit increased by $3.8 million (4.2%) and was impacted by the increase in adjusted gross profit and unfavorable fluctuations in unrealized gains / losses on derivative contracts. Adjusted gross profit increased by $8.5 million (9.0%), primarily due to the absence of costs incurred in the prior year as a result of the Olin Brass production outage as well as the $3.9 million recovery of insurance proceeds in 2017 related to the prior year production outage. Additionally, offsetting these increases were the combined costs of approximately $1.8 million associated with transitioning to a health savings account (“HSA”), increased cost of goods sold due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system. Further, shrinkage costs have increased due to rising metal prices.
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

Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Total selling, general and administrative expenses	$19.3	$19.8	$42.2	$39.5	$(0.5)	$2.7
Specified legal / professional expenses	—	(0.2)	—	(0.6)	0.2	0.6
Share-based compensation expense	(1.8)	(1.6)	(4.3)	(2.7)	(0.2)	(1.6)
Depreciation and amortization expense	(0.8)	(0.4)	(1.7)	(0.9)	(0.4)	(0.8)
Adjusted selling, general and administrative expenses	$16.7	$17.6	$36.2	$35.3	$(0.9)	$0.9
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Selling, general and administrative expenses decreased by $0.5 million (2.5%) and adjusted selling, general and administrative expenses decreased by $0.9 million (5.1%), primarily due to decreased employee and employee-related costs.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Selling, general and administrative expenses increased by $2.7 million (6.8%) and were unfavorably impacted by an increase in share-based compensation expense. Adjusted selling, general and administrative expenses increased by $0.9 million (2.5%), primarily due to the combined costs of approximately $1.1 million associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system. Additionally, adjusted selling, general and administrative costs increased because the prior year included favorable bad debt recoveries, partially offset by decreased employee and employee-related costs.
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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Net income attributable to Global Brass and Copper Holdings, Inc.	$16.1	$8.4	$33.1	$20.6	$7.7	$12.5
Interest expense	4.8	7.9	9.5	16.3	(3.1)	(6.8)
Interest income	(0.1)	—	(0.1)	—	(0.1)	(0.1)
Provision for income taxes	8.9	4.6	13.7	11.3	4.3	2.4
Depreciation expense	4.5	3.7	9.0	7.3	0.8	1.7
Unrealized loss (gain) on derivative contracts (a)	0.6	(0.7)	1.4	(2.6)	1.3	4.0
Loss on extinguishment of debt (b)	—	0.4	—	3.3	(0.4)	(3.3)
Specified legal / professional expenses (c)	—	0.2	—	0.6	(0.2)	(0.6)
Lower of cost or market adjustment to inventory (d)	0.7	(0.2)	(0.1)	0.1	0.9	(0.2)
Share-based compensation expense (e)	1.8	1.6	4.3	2.7	0.2	1.6
Adjusted EBITDA	$37.3	$25.9	$70.8	$59.6	$11.4	$11.2

(a)	Represents unrealized (gains) losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt recognized in connection with the open market purchases of our former senior secured notes (“Senior Secured Notes”).

(c)	Represents selected professional fees for accounting, tax, legal and consulting services incurred as a public company that exceed our expected long-term requirements.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $7.7 million, or 91.7%, mainly due to decreased interest expense, $4.4 million of income resulting from the recovery of insurance proceeds and an increase in gross profit as the prior year results were significantly impacted by the Olin Brass production outage. These favorable adjustments were partially offset by unfavorable fluctuations in unrealized gains / losses on derivative contracts, decreased volumes, and an increase in the provision for income taxes.
Adjusted EBITDA increased by $11.4 million, or 44.0%, due to $4.4 million of income resulting from the recovery of insurance proceeds and the fact that the prior year results were unfavorably impacted by the production outage, partially offset by decreased volumes.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $12.5 million, or 60.7%, mainly due to decreased interest expense, the $7.4 million of income resulting from the recovery of insurance proceeds, the absence of a loss on extinguishment of debt as was incurred in the first half of 2016, and the fact that the prior year was significantly impacted by the Olin Brass production outage. These favorable fluctuations were partially offset by increased selling, general and administrative expenses, unfavorable fluctuations in unrealized gains / losses on derivative contracts and an increase in the provision for income taxes.
Adjusted EBITDA increased by $11.2 million, or 18.8%, primarily due to $7.4 million of income resulting from the insurance recovery and the absence of costs related to the production outage from the prior year, partially offset by the costs incurred in the early part of the current year as result of the HSA transition, increased cost of goods due to inventory reductions at Olin Brass and additional costs incurred related to the A.J. Oster ERP implementation.

Diluted income per common share and adjusted diluted earnings per common share
Diluted income per common share increased by $0.34 and $0.54 for the three and six months ended June 30, 2017 as compared to the same periods in 2016, respectively, for the same reasons driving the fluctuations in net income. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.39 and $0.45 for the three and six months ended June 30, 2017 as compared to the same periods in 2016, respectively, for the same reasons driving the fluctuations in adjusted EBITDA, as well as due to the decrease in interest expense and the corresponding tax impact of these items. Additionally, our weighted-average common shares outstanding, assuming dilution, increased 2.8% due to the issuance and vesting of stock compensation awards. The increase reduced our diluted earnings per share by $0.02 and $0.04 for the three and six months ended June 30, 2017, respectively.
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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	2017	2016	QTR change:	YTD Change:
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.73	$0.39	$1.50	$0.96	$0.34	$0.54
Unrealized loss (gain) on derivative contracts	0.03	(0.03)	0.06	(0.12)	0.06	0.18
Loss on extinguishment of debt	—	0.02	—	0.15	(0.02)	(0.15)
Specified legal / professional expenses	—	0.01	—	0.03	(0.01)	(0.03)
Lower of cost or market adjustment to inventory	0.03	(0.01)	—	—	0.04	—
Share-based compensation expense	0.09	0.08	0.20	0.13	0.01	0.07
Tax impact on above adjustments (a)	(0.06)	(0.03)	(0.23)	(0.07)	(0.03)	(0.16)
Adjusted diluted earnings per common share	$0.82	$0.43	$1.53	$1.08	$0.39	$0.45

(a) Calculated based on our estimated tax rate, including tax benefits related to share award vestings and option exercises, as described more fully in Note 8, “Income Taxes.”

Results of Operations
Consolidated Results of Operations for the Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016.

	Three Months Ended June 30,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$377.4	100.0%	$337.9	100.0%	$39.5	11.7%
Cost of sales	(332.7)	88.2%	(296.6)	87.8%	(36.1)	12.2%
Gross profit	44.7	11.8%	41.3	12.2%	3.4	8.2%
Selling, general and administrative expenses	(19.3)	5.1%	(19.8)	5.9%	0.5	(2.5)%
Operating income	25.4	6.7%	21.5	6.4%	3.9	18.1%
Interest expense	(4.8)	1.3%	(7.9)	2.3%	3.1	(39.2)%
Loss on extinguishment of debt	—	—%	(0.4)	0.1%	0.4	(100.0)%
Other (expense) income, net	4.5	1.2%	—	—%	4.5	N/A
Income before provision for income taxes	25.1	6.7%	13.2	3.9%	11.9	90.2%
Provision for income taxes	(8.9)	2.4%	(4.6)	1.4%	(4.3)	93.5%
Net income	16.2	4.3%	8.6	2.5%	7.6	88.4%
Net income attributable to noncontrolling interest	(0.1)	—%	(0.2)	0.1%	0.1	(50.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$16.1	4.3%	$8.4	2.5%	$7.7	91.7%
Adjusted EBITDA (a)	$37.3	9.9%	$25.9	7.7%	$11.4	44.0%
________________________

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
N/A - not applicable
The following discussions present an analysis of our results of operations for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $3.1 million primarily due to lower average interest rates as our average interest rate on our debt principal decreased from 9.4% to 5.3%.
The following table summarizes the components of interest expense:

	Three Months Ended June 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$4.3	$7.4	$(3.1)
Amortization of debt discount and issuance costs	0.3	0.6	(0.3)
Capitalized interest	—	(0.3)	0.3
Other borrowing costs (a)	0.2	0.2	—
Total interest expense	$4.8	$7.9	$(3.1)
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt

In the second quarter ended June 30, 2016, we bought back an aggregate of $4.5 million principal amount of our Senior Secured Notes for an aggregate purchase price of $4.8 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $0.4 million, which includes a premium of $0.3 million and the $0.1 million write-off of unamortized debt issuance costs.
Other income (expense), net
Other income (expense), net increased by $4.5 million, due primarily to the recovery of insurance proceeds related to the prior year production outage at Olin Brass, of which $3.9 million was recorded as other income in the three months ended June 30, 2017. For additional information regarding these insurance recoveries, see Note 11, “Commitments and Contingencies.”
Provision for income taxes
The effective tax rate was relatively flat and the provision for income taxes increased by $4.3 million, due primarily to an increase in income before provision for income taxes, the components of which are discussed elsewhere in this report.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016.
The following discussions present an analysis of our results by segment for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended June 30,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	63.4	62.7	0.7	1.1%
Chase Brass	54.5	58.0	(3.5)	(6.0)%
A.J. Oster	18.9	19.3	(0.4)	(2.1)%
Corporate and other (b)	(10.6)	(8.2)	(2.4)	(29.3)%
Total	126.2	131.8	(5.6)	(4.2)%
Net sales
Olin Brass	$181.5	$155.0	$26.5	17.1%
Chase Brass	141.0	129.8	11.2	8.6%
A.J. Oster	75.0	71.2	3.8	5.3%
Corporate and other (b)	(20.1)	(18.1)	(2.0)	(11.0)%
Total	$377.4	$337.9	$39.5	11.7%
Adjusted EBITDA
Olin Brass	$14.9	$7.8	$7.1	91.0%
Chase Brass	17.9	18.0	(0.1)	(0.6)%
A.J. Oster	4.3	4.6	(0.3)	(6.5)%
Total adjusted EBITDA of operating segments	$37.1	$30.4	$6.7	22.0%
Corporate and other (c)	0.2	(4.5)	4.7	(104.4)%
Total consolidated adjusted EBITDA	$37.3	$25.9	$11.4	44.0%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	For the three months ended June 30, 2017, includes $4.4 million insurance recovery from the prior year production outage at Olin Brass.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales increased by $26.5 million due mostly to greater sales of unprocessed metals and increased metal prices ($27.4 million), which was slightly offset by a negative mix effect in our munitions and coinage markets. Adjusted EBITDA increased by $7.1 million from the prior year period, which included the temporary production outage and was unfavorably impacted by the change in mix.

Chase Brass
Net sales increased by $11.2 million due to increased prices ($19.0 million), mostly reflective of increased commodity prices, offset by decreased volume ($7.8 million). Volumes decreased in the building and housing market and in the industrial and machinery equipment market due to fluctuations in demand. Adjusted EBITDA decreased by $0.1 million, mainly due to decreased volumes partially offset by favorable product mix and pricing.
A.J. Oster
Net sales increased by $3.8 million due to increased prices ($5.2 million), mostly reflective of increased commodity prices, and decreased volumes ($1.4 million). Volumes decreased in the automotive and the distribution markets due to decreased customer demand. Adjusted EBITDA decreased slightly ($0.3 million) due to increased costs to service customer needs.

Results of Operations
Consolidated Results of Operations for the Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016.

	Six Months Ended June 30,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$770.7	100.0%	$666.8	100.0%	$103.9	15.6%
Cost of sales	(676.1)	87.7%	(576.0)	86.4%	(100.1)	17.4%
Gross profit	94.6	12.3%	90.8	13.6%	3.8	4.2%
Selling, general and administrative expenses	(42.2)	5.5%	(39.5)	5.9%	(2.7)	6.8%
Operating income	52.4	6.8%	51.3	7.7%	1.1	2.1%
Interest expense	(9.5)	1.2%	(16.3)	2.4%	6.8	(41.7)%
Loss on extinguishment of debt	—	—%	(3.3)	0.5%	3.3	(100.0)%
Other income, net	4.2	0.5%	0.4	0.1%	3.8	N/M
Income before provision for income taxes	47.1	6.1%	32.1	4.8%	15.0	46.7%
Provision for income taxes	(13.7)	1.8%	(11.3)	1.7%	(2.4)	21.2%
Net income	33.4	4.3%	20.8	3.1%	12.6	60.6%
Net income attributable to noncontrolling interest	(0.3)	—%	(0.2)	—%	(0.1)	50.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$33.1	4.3%	$20.6	3.1%	$12.5	60.7%
Adjusted EBITDA (a)	$70.8	9.2%	$59.6	8.9%	$11.2	18.8%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful

The following discussions present an analysis of our results of operations for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Interest expense
Interest expense decreased by $6.8 million primarily due to lower average interest rates as our average interest rate on our debt principal decreased from 9.4% to 5.3%.
The following table summarizes the components of interest expense:

	Six Months Ended June 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$8.6	$15.1	$(6.5)
Amortization of debt discount and issuance costs	0.6	1.3	(0.7)
Capitalized interest	(0.1)	(0.6)	0.5
Other borrowing costs (a)	0.4	0.5	(0.1)
Total interest expense	$9.5	$16.3	$(6.8)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt
During the six months ended June 30, 2016, we bought back an aggregate of $40.0 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.3 million, which includes a premium of $2.5 million and an $0.8 million write-off of unamortized debt issuance costs.
Other income (expense), net
Other income (expense), net increased favorably by $3.8 million, due primarily to the recovery of insurance proceeds related to the temporary Olin Brass production outage in 2016, of which $3.9 million was recorded as other income in the six months ended June 30, 2017. For additional information regarding these insurance recoveries, see Note 11, “Commitments and Contingencies”.
Provision for income taxes
The provision for income taxes increased by $2.4 million due primarily to an increase in income before provision for income taxes, the components of which are discussed elsewhere in this report. The effective tax rate decreased to 29.1% from 35.2% primarily due to the adoption of ASU 2016-09 in 2017. As a result of the adoption of the new standard, we recorded $3.1 million of tax benefit related to share award vestings and option exercises during the six months ended June 30, 2017, reducing the effective tax rate by 660 basis points.

Segment Results of Operations
Segment Results of Operations for the Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016.
The following discussions present an analysis of our results by segment for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Six Months Ended June 30,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	130.3	126.2	4.1	3.2%
Chase Brass	114.0	117.3	(3.3)	(2.8)%
A.J. Oster	37.1	38.2	(1.1)	(2.9)%
Corporate and other (b)	(21.2)	(18.6)	(2.6)	(14.0)%
Total	260.2	263.1	(2.9)	(1.1)%
Net sales
Olin Brass	$370.1	$306.8	$63.3	20.6%
Chase Brass	295.1	258.0	37.1	14.4%
A.J. Oster	149.7	140.4	9.3	6.6%
Corporate and other (b)	(44.2)	(38.4)	(5.8)	(15.1)%
Total	$770.7	$666.8	$103.9	15.6%
Adjusted EBITDA
Olin Brass	$26.7	$21.1	$5.6	26.5%
Chase Brass	38.3	37.2	1.1	3.0%
A.J. Oster	6.8	9.7	(2.9)	(29.9)%
Total adjusted EBITDA of operating segments	$71.8	$68.0	$3.8	5.6%
Corporate and other (c)	(1.0)	(8.4)	7.4	(88.1)%
Total consolidated adjusted EBITDA	$70.8	$59.6	$11.2	18.8%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	For the six months ended June 30, 2017, includes $7.4 million insurance recovery from the prior year production outage at Olin Brass.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales increased by $63.3 million primarily as a result of an increase in the metal cost recovery component ($63.7 million) stemming from increased metal prices along with increased sales of unprocessed metals ($60.2 million) and increased volumes ($3.5 million). Adjusted sales decreased by $0.4 million due to the combination of unfavorable product mix changes ($5.2 million) and increased volumes ($4.8 million). Volumes increased in the coinage, reroller and distribution markets, but decreased in the munitions market due to decreased demand and a production outage at one of our main customer’s facilities.
Adjusted EBITDA increased by $5.6 million, as the prior year period included a temporary production outage, volumes were comprised of a less profitable mix, and third party consulting expenses decreased. In the first quarter of 2017, Olin Brass also incurred increased benefit costs associated with transitioning to a HSA medical plan and increased cost of goods sold due to a reduction in inventories.

Chase Brass
Net sales increased by $37.1 million due to increased prices ($44.5 million), mostly due to increased metal prices and decreased volumes ($7.4 million). Volumes decreased in the building and housing market, electronics / electrical components and industrial machinery and equipment markets due to underlying demand.
Adjusted EBITDA increased by $1.1 million predominantly due to increased pricing on metal conversion activities partially offset by increased costs of those activities.
A.J. Oster
Net sales increased by $9.3 million due to increased prices ($13.5 million), mostly from increased commodity prices, partially offset by decreased volumes ($4.2 million).Volumes decreased in the automotive market and distribution market, partially offset by increased volumes in the electronics / electrical components market, all due to underlying demand.
Adjusted EBITDA decreased by $2.9 million, due to the transition costs incurred related to the implementation of the new ERP system in the first quarter, decreased volumes, and additional benefit costs associated with transitioning to a HSA medical plan. These were partially offset by decreased employee and employee-related costs.

Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of June 30, 2017 as compared to the amounts as of December 31, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
June 30, 2017 compared to December 31, 2016
Accounts receivable increased by $36.1 million mostly due to increased metal prices and an increase in days sales outstanding due to customer mix and timing of payments.
Prepaid expenses and other current assets increased by $20.0 million due to an increase in deferred costs related to sales of unprocessed metal to toll customers. Correspondingly, accrued liabilities increased by $13.5 million related to an increase in the deferral of revenue related to these sales; however, this increase was partially offset by annual incentive compensation payments made during the first half of 2017.
Accounts payable increased by $16.2 million mostly due to increased metal prices.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital needs, operating expenses, service our debt and make capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility.
At June 30, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $7.8 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
On July 18, 2017, we amended our agreement governing our asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) and our long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement, together, the “Credit Agreements”), as further discussed in Note 7, “Financing.” The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
We do not believe that the restrictions imposed by the terms of our debt agreements have any impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the foreseeable future, including costs that we may incur in connection with our growth strategy.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Cash flows provided by (used in) operating activities	$17.0	$35.6	$(18.6)
Cash flows used in investing activities	$(12.5)	$(14.3)	$1.8
Cash flows used in financing activities	$(8.3)	$(45.6)	$37.3
Cash flows from operating activities
Net cash provided by operating activities decreased by $18.6 million as changes in working capital resulted in cash outflows in 2017. Amongst inventory, accounts receivable and accounts payable, increased metal prices resulted in an estimated $7.3 million decrease in cash outflows, while increased sales volumes resulted in an estimated $13.7 million unfavorable change in cash. Additionally, cash from operations was unfavorably impacted by a decrease in days payable outstanding resulting from vendor mix and timing of payments. Increased cash generated from earnings partially offset these unfavorable fluctuations.
Cash flows from financing activities
Net cash used in financing activities decreased by $37.3 million as we expended only $1.6 million in principal payments on the Term Loan B in the current year. In the prior year, we used $42.5 million to buy back Senior Secured Notes in the open market. Furthermore, our stock buy-backs increased by $4.2 million as compared to the prior year. Note, we do not have a program authorized by our Board of Directors to buy back our stock on the open market. Accordingly, our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
Outstanding Indebtedness
As described more fully in Note 7, “Financing,” on July 18, 2016, we refinanced all of our debt instruments and amended the agreements governing these instruments on July 18, 2017.
We may voluntarily prepay outstanding loans under the Term Loan B Facility at any time, subject to a prepayment premium of 1.00% if the voluntary prepayment occurs before January 18, 2018. In addition, starting on December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time.
Our ABL Facility and Term Loan B Facility contain various covenants to which we are subject to on an ongoing basis. At June 30, 2017, we were in compliance with all of these covenants.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Purchases of Equity Securities
 None.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	7,244	$34.30	*	*
May 1, 2017 through May 31, 2017	—	$—	*	*
June 1, 2017 through June 30, 2017	—	$—	*	*
Total	7,244	$34.30	*	*

* These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended June 30, 2017 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

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
Date: August 2, 2017