Form 10-Q
period 2017-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2017-11-02
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐   No ☒
On October 26, 2017, there were 21,903,792 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
September 30, 2017

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$91.4	$88.2
Accounts receivable (net of allowance of $0.9 and $0.5 at September 30, 2017 and December 31, 2016, respectively)	162.9	134.0
Inventories	178.0	163.7
Prepaid expenses and other current assets	21.4	18.3
Income tax receivable	8.0	5.4
Total current assets	461.7	409.6
Property, plant and equipment	207.3	191.7
Less: Accumulated depreciation	(74.6)	(61.3)
Property, plant and equipment, net	132.7	130.4
Goodwill	4.4	4.4
Intangible assets, net	0.3	0.4
Deferred income taxes	22.0	34.1
Other noncurrent assets	6.5	3.7
Total assets	$627.6	$582.6
Liabilities and equity
Current liabilities:
Current portion of debt	$4.6	$4.5
Accounts payable	95.2	88.9
Accrued liabilities	41.8	45.0
Accrued interest	0.1	0.2
Income tax payable	—	1.3
Total current liabilities	141.7	139.9
Noncurrent portion of debt	308.8	311.5
Other noncurrent liabilities	35.9	36.0
Total liabilities	486.4	487.4
Commitments and Contingencies (Note 11)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,130,368 and 21,712,216 shares issued at September 30, 2017 and December 31, 2016, respectively	0.2	0.2
Additional paid-in capital	52.5	45.0
Retained earnings	93.1	51.2
Treasury stock - 226,576 and 79,149 shares at September 30, 2017 and December 31, 2016, respectively	(6.6)	(1.5)
Accumulated other comprehensive loss	(3.0)	(4.1)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	136.2	90.8
Noncontrolling interest	5.0	4.4
Total equity	141.2	95.2
Total liabilities and equity	$627.6	$582.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$378.6	$349.1	$1,149.3	$1,015.9
Cost of sales	(334.8)	(296.9)	(1,010.9)	(872.9)
Gross profit	43.8	52.2	138.4	143.0
Selling, general and administrative expenses	(19.4)	(21.9)	(61.6)	(61.4)
Operating income	24.4	30.3	76.8	81.6
Interest expense	(4.4)	(5.2)	(13.9)	(21.5)
Loss on extinguishment of debt	(0.2)	(20.1)	(0.2)	(23.4)
Other income (expense), net	(0.6)	(0.2)	3.6	0.2
Income before provision for income taxes	19.2	4.8	66.3	36.9
Provision for income taxes	(6.7)	(0.7)	(20.4)	(12.0)
Net income	12.5	4.1	45.9	24.9
Net income attributable to noncontrolling interest	(0.1)	(0.2)	(0.4)	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.4	$3.9	$45.5	$24.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.57	$0.18	$2.10	$1.15
Diluted	$0.56	$0.18	$2.06	$1.14
Weighted average common shares outstanding:
Basic	21.8	21.4	21.7	21.3
Diluted	22.1	21.6	22.1	21.5
Dividends declared per common share	$0.0600	$0.0375	$0.1350	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$12.5	$4.1	$45.9	$24.9
Other comprehensive income (loss):
Foreign currency translation adjustment	0.2	(0.3)	1.5	(1.3)
Income tax (expense) benefit on foreign currency translation adjustment	—	0.1	(0.2)	0.5
Comprehensive income	12.7	3.9	47.2	24.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	(0.2)	(0.6)	(0.3)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.5	$3.7	$46.6	$23.8
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	118,751	—	4.9	—	—	—	4.9	—	4.9
Exercise of stock options	21,552	—	0.2	—	—	—	0.2	—	0.2
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.6	—	—	—	0.6	—	0.6
Dividends declared	—	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	24.5	—	—	24.5	0.4	24.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.7)	(0.7)	(0.1)	(0.8)
Balance at September 30, 2016	21,615,037	$0.2	$42.6	$44.4	$(1.5)	$(3.0)	$82.7	$4.4	$87.1

Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	379,771	—	6.3	—	—	—	6.3	—	6.3
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(147,427)	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Net income	—	—	—	45.5	—	—	45.5	0.4	45.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	1.1	1.1	0.2	1.3
Balance at September 30, 2017	21,903,792	$0.2	$52.5	$93.1	$(6.6)	$(3.0)	$136.2	$5.0	$141.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities
Net income	$45.9	$24.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.8)	(2.1)
Unrealized (gain) loss on derivatives	1.1	(2.2)
Depreciation	13.5	11.0
Amortization of intangible assets	0.1	0.1
Amortization of debt discount and issuance costs	1.0	1.7
Loss on extinguishment of debt	0.2	23.4
Share-based compensation expense	6.3	4.9
Provision for bad debts, net of reductions	0.3	(0.4)
Deferred income taxes	11.7	2.0
Loss on disposal of property, plant and equipment	—	0.1
Change in assets and liabilities:
Accounts receivable	(31.2)	(27.1)
Inventories	(12.5)	11.1
Prepaid expenses and other current assets	(4.1)	4.6
Accounts payable	8.6	7.9
Accrued liabilities	(3.0)	(8.8)
Accrued interest	—	0.6
Income taxes, net	(3.8)	(1.9)
Other, net	(0.4)	(0.1)
Net cash provided by (used in) operating activities	32.9	49.7
Cash flows from investing activities
Capital expenditures	(18.4)	(22.8)
Net cash used in investing activities	(18.4)	(22.8)
Cash flows from financing activities
Borrowings on ABL Facility	0.6	1.0
Payments on ABL Facility	(0.6)	(1.0)
Retirement of Senior Secured Notes	—	(345.3)
Premium payment on extinguishment of debt	—	(17.0)
Payments of debt issuance costs	(0.2)	(5.4)
Proceeds from term loan, net of discount	8.7	316.8
Payments on term loan	(11.1)	—
Principal payments under capital lease obligation	(0.9)	(0.8)
Dividends paid	(3.0)	(2.4)
Distribution to noncontrolling interest owner	—	(0.2)
Proceeds from exercise of stock options	0.7	0.2
Share repurchases	(5.1)	(0.8)
Net cash used in financing activities	(10.9)	(54.9)
Effect of foreign currency exchange rates	(0.4)	(0.1)
Net increase (decrease) in cash	3.2	(28.1)
Cash and cash equivalents at beginning of period	88.2	83.5
Cash and cash equivalents at end of period	$91.4	$55.4
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.5	$4.3
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. There have been no significant changes to our significant accounting policies during the nine months ended September 30, 2017. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, presentation of awards as either equity or liabilities, presentation in the statement of cash flows and accounting for forfeitures. The provisions of ASU 2016-09 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. As allowed under the new guidance, we have elected to change our accounting policy to now recognize forfeitures as they occur. As of January 1, 2017, the date we adopted this ASU, the $0.5 million cumulative effect of that change in accounting policy resulted in a decrease to retained earnings and increase to additional paid-in capital. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard and prospectively since the date we adopted this ASU, we are recording excess tax benefits and tax deficiencies as an income tax benefit or provision in the consolidated statements of operations. The guidance also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. We have elected to retrospectively adjust the cash flow classification, resulting in an increase of $0.6 million in cash from operating activities for the nine months ended September 30, 2016, with a corresponding decrease to cash from financing activities.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements. As disclosed in our Annual Report on Form 10-K as of December 31, 2016, we have approximately $7.5 million of future minimum lease payments on non-cancelable operating leases.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue from contracts with customers. In July 2015, the FASB deferred the effective date of this ASU by one year, which results in the new standard being effective January 1, 2018. In addition, the FASB issued several amendments to the standard during 2016. The new standard requires expanded disclosures pertaining to revenues from contracts with customers in the notes to the financial statements.
We expect to adopt the new revenue standard on January 1, 2018. We established a cross-functional implementation team to assess all potential impacts of this standard. We determined key factors from the five-step process to recognize revenue as prescribed by the new standard that may be applicable to each of our business units that roll up into our three segments. Significant customers and contracts from each business unit were identified. We substantially completed the review of these contracts by the end of the third quarter. Evaluation of the provisions of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), is in process. We will complete this process and the assessment of any impact to our internal control environment before the filing of our first quarter 10-Q in 2018.
Our work to date indicates that certain transactions with customers may require a change in the timing of when revenue and related expense is recognized. We are currently in the process of determining the expected quantitative impact that the adoption of Topic 606 will have on our financial statements. Once this determination is made, we will update our disclosure. Our assessment to date, which is still incomplete, has not resulted in any material changes.
The standard allows for either a full retrospective or a modified retrospective adoption approach. We have not yet selected a transition method, as this decision will be dependent on the completion of our analysis as discussed above. We expect to make this determination prior to filing of, and make disclosure of that determination in, the fiscal 2017 Form 10-K.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.4	$3.9	$45.5	$24.5
Denominator
Weighted-average common shares outstanding	21.8	21.4	21.7	21.3
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.3	0.2	0.4	0.2
Weighted-average common shares outstanding, assuming dilution	22.1	21.6	22.1	21.5

Anti-dilutive shares excluded from above	0.2	0.1	0.2	0.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.57	$0.18	$2.10	$1.15
Diluted	$0.56	$0.18	$2.06	$1.14

3.	Segment Information
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net Sales, External Customers
Olin Brass	$156.9	$152.9	$483.0	$421.9
Chase Brass	144.8	124.1	439.8	381.5
A.J. Oster	76.9	72.1	226.5	212.5
Total net sales, external customers	$378.6	$349.1	$1,149.3	$1,015.9
Intersegment Net Sales
Olin Brass	$17.6	$16.8	$61.6	$54.6
Chase Brass	—	0.2	0.1	0.8
A.J. Oster	—	—	0.1	—
Total intersegment net sales	$17.6	$17.0	$61.8	$55.4
Adjusted EBITDA
Olin Brass	$12.0	$18.6	$38.7	$39.7
Chase Brass	18.3	16.2	56.6	53.4
A.J. Oster	3.6	4.7	10.4	14.4
Total adjusted EBITDA of operating segments	33.9	39.5	105.7	107.5
Corporate	(3.6)	(4.9)	(4.6)	(13.3)
Depreciation expense	(4.5)	(3.7)	(13.5)	(11.0)
Amortization expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(4.4)	(5.2)	(13.9)	(21.5)
Interest income	0.2	—	0.3	—
Net income attributable to noncontrolling interest	0.1	0.2	0.4	0.4
Unrealized (loss) gain on derivative contracts (a)	0.3	(0.4)	(1.1)	2.2
Refinancing costs (b)	(0.9)	(20.1)	(0.9)	(23.4)
Specified legal / professional expenses (c)	(0.5)	(0.5)	(0.5)	(1.1)
Lower of cost or market adjustment to inventory (d)	0.7	2.2	0.8	2.1
Share-based compensation expense (e)	(2.0)	(2.2)	(6.3)	(4.9)
Income before provision for income taxes	$19.2	$4.8	$66.3	$36.9

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(c)
Represents selected professional fees for accounting, tax, legal and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories
Inventories were as follows:

	As of
(in millions)	September 30, 2017	December 31, 2016
Raw materials and supplies	$23.5	$22.7
Work-in-process	73.0	65.6
Finished goods	81.5	75.4
Total inventories	$178.0	$163.7
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 67% and 70% of total inventory at September 30, 2017 and December 31, 2016, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.
During the three and nine months ended September 30, 2017 and 2016, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three months ended September 30, 2017 and 2016, these adjustments decreased cost of sales by $0.7 million and $2.2 million, respectively. For the nine months ended September 30, 2017 and 2016, these adjustments decreased cost of sales by $0.8 million and $2.1 million, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	September 30, 2017	December 31, 2016
Market value	$273.0	$232.9
As reported	178.0	163.7
Excess of market over reported value	$95.0	$69.2

5.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	September 30, 2017	December 31, 2016
Deferred cost of sales - toll customers	$8.3	$4.0
Workers’ compensation plan deposits	4.1	6.3
Derivative contract assets	3.4	2.8
Prepaid insurance	1.9	1.7
Other	3.7	3.5
Total prepaid expenses and other current assets	$21.4	$18.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	September 30, 2017	December 31, 2016
Compensation and benefits	$13.7	$25.1
Deferred sales revenue - toll customers	8.3	4.0
Workers’ compensation	3.0	3.0
Utilities	2.5	2.0
Professional fees	2.3	1.8
Insurance	2.0	3.1
Taxes	1.1	1.3
Other	8.9	4.7
Total accrued liabilities	$41.8	$45.0

7.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	September 30, 2017	December 31, 2016
Term Loan B Facility	$316.8	$319.2
Deferred financing fees and discount on debt	(6.1)	(6.9)
Obligations under capital lease	2.7	3.7
Total debt	313.4	316.0
Less: Current portion of debt	(4.6)	(4.5)
Noncurrent portion of debt	$308.8	$311.5
Term Loan B Facility
At September 30, 2017, we had $316.8 million outstanding under our long-term credit facility that matures on July 18, 2023 (“Term Loan B Facility”), which accrued interest at a rate of 4.50%.
ABL Facility
Our asset-based revolving loan facility that expires on July 19, 2021 (“ABL Facility”) provides for borrowings of up to the lesser of $200.0 million or the borrowing base. As of September 30, 2017, we had no borrowings outstanding under the ABL Facility and available borrowings under the facility were $197.9 million after giving effect to the $2.1 million of letters of credit outstanding.
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of September 30, 2017, we were in compliance with all of the covenants relating to the Credit Agreements.

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
The refinancing resulted in expense of $0.9 million related to fees and the write-off of unamortized debt issuance costs.
Discussion of Historical Debt Facilities
For part of 2016, our debt included Senior Secured Notes. During the nine months ended September 30, 2016, we bought back and redeemed an aggregate of $345.3 million principal amount of our Senior Secured Notes, for an aggregate purchase price of $362.3 million, plus accrued interest.
As a result of these purchases and the redemption, we recognized a loss on the extinguishment of debt in the three months ended September 30, 2016 of $20.1 million, which included a premium of $14.5 million and the write-off of $5.6 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility. We recognized a loss on the extinguishment of debt for the nine months ended September 30, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.

8.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 34.9% and 14.6% for the three months ended September 30, 2017 and 2016, respectively, and 30.8% and 32.5% for the nine months ended September 30, 2017 and 2016, respectively. The lower effective income tax rate for the three months ended September 30, 2016 relates to the release of the valuation allowance on our foreign tax credits. In addition, due to the impact of share-based compensation, primarily the adoption of ASU 2016-09, in the nine months ended September 30, 2017, we recorded $3.1 million of tax benefit related to share award vestings and option exercises, reducing the effective tax rate by 470 basis points. The effective income tax rates for the three and nine months ended September 30, 2017 and 2016 also differed from the U.S. Federal statutory rate of 35% due to state income taxes, utilization of foreign tax credits, and the domestic manufacturing deduction.
As of both September 30, 2017 and December 31, 2016, we had $25.2 million of unrecognized tax benefits, none of which would impact the effective tax rate, if recognized, which are presented in other noncurrent liabilities in the accompanying unaudited consolidated balance sheets.
Our U.S. federal returns for the period ended December 31, 2014 and all subsequent periods remain open for audit. In addition, the majority of state returns for the period ended December 31, 2013 and all subsequent periods remain open for audit.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

9.	Derivative Contracts
We maintain a metal, energy and utility risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses that may arise from the volatility of commodity prices.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	September 30, 2017	December 31, 2016
(in millions)	Net Notional Amount	Net Notional Amount
Metal	$4.1	$6.7
Energy and utilities	4.4	1.2
Total	$8.5	$7.9

	As of
(in millions)	September 30, 2017	December 31, 2016
Notional amount - long	$40.4	$24.4
Notional amount - (short)	(31.9)	(16.5)
Net long / (short)	$8.5	$7.9

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

	As of September 30, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.1	$(1.8)	$1.3
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	2.1	—	2.1
Total	$5.3	$(1.9)	$3.4
Consolidated balance sheet location:
Prepaid expenses and other current assets			$3.4

	As of September 30, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.8	$(1.8)	$—
Energy and utilities	0.2	(0.1)	0.1
Total	$2.0	$(1.9)	$0.1
Consolidated balance sheet location:
Other noncurrent liabilities			$0.1

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.6	$(1.4)	$2.2
Energy and utilities	0.2	—	0.2
Collateral on deposit	0.4	—	0.4
Total	$4.2	$(1.4)	$2.8
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.8

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Energy and utilities	—	—	—
Total	$1.4	$(1.4)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Losses (gains) in cost of sales for:
Metal	$(2.2)	$(0.2)	$(2.4)	$(2.2)
Energy and utilities	(0.2)	—	0.3	0.1
Total	$(2.4)	$(0.2)	$(2.1)	$(2.1)

10.	Fair Value Measurements
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
As of September 30, 2017 and December 31, 2016, the fair value of our commodity derivative contracts was $3.3 million and $2.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2017 or 2016.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of September 30, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $65.1 million. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements. We had no money market funds at December 31, 2016.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of September 30, 2017, the fair value and carrying value of our Term Loan B Facility were $316.8 million. As of December 31, 2016, the fair value of our Term Loan B Facility approximated $325.6 million compared to a carrying value of $319.2 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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
We sustained losses from this event, and the equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the nine months ended September 30, 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of goods sold of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries have been received as of September 30, 2017.

12.	Subsequent Events
On November 1, 2017, we acquired certain net assets of Unimet Metal Supply, Inc. and Alliance Service Centers, Inc. (“Alumet”) for an aggregate purchase price of approximately $40 million, which was paid in cash. Alumet is an aluminum, copper, and brass distribution business with headquarters in New Jersey and five strategically located branches across the United States. The acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete due to the timing of the acquisition. Therefore, we are unable to disclose certain information required by ASC 805. We will provide preliminary purchase price allocation information in our Annual Report on Form 10-K for year ending December 31, 2017.

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
The following discussions present an analysis of certain US GAAP and non-GAAP measures for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 vs. 2016
					QTR Change:		YTD Change:
(in millions, except per pound values)	2017	2016	2017	2016	Amount	Percent	Amount	Percent
Pounds shipped (a)	119.4	137.0	379.6	400.1	(17.6)	(12.8)%	(20.5)	(5.1)%
Net sales	$378.6	$349.1	$1,149.3	$1,015.9	$29.5	8.5%	$133.4	13.1%
Metal component of net sales	(250.2)	(206.3)	(750.4)	(600.9)	(43.9)	21.3%	(149.5)	24.9%
Adjusted sales	$128.4	$142.8	$398.9	$415.0	$(14.4)	(10.1)%	$(16.1)	(3.9)%

Net sales per pound	$3.17	$2.55	$3.03	$2.54	$0.62	24.3%	$0.49	19.3%
Less: Metal component of net sales per pound	2.09	1.51	1.98	1.50	0.58	38.4%	0.48	32.0%
Adjusted sales per pound	$1.08	$1.04	$1.05	$1.04	$0.04	3.8%	$0.01	1.0%
Average copper price per pound (b)	$2.89	$2.16	$2.71	$2.13	$0.73	33.8%	$0.58	27.2%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net sales increased by $29.5 million, or 8.5%, primarily as the result of a $43.9 million increase in the metal cost recovery component resulting from increased metal prices and greater sales of unprocessed metals. Adjusted sales decreased by $14.4 million due to decreased volumes, primarily in the munitions market resulting from less demand and a customer production outage. To a lesser extent, demand also decreased in the coinage and building and housing markets, but was partially offset by increased demand in the reroll market.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales increased by $133.4 million, or 13.1%, due to the $149.5 million increase in the metal cost recovery component stemming from increased metal prices and greater sales of unprocessed metals. Adjusted sales decreased by $16.1 million, or 3.9% due to lower demand, largely in the munitions market.
Gross profit and adjusted gross profit
Gross profit is the most directly comparable US GAAP measure to adjusted gross profit. Adjusted gross profit is defined as gross profit less items excluded from the calculation of adjusted EBITDA, as detailed in the following table. We believe that adjusted gross profit supplements our US GAAP results to provide a more complete understanding of the results of our business as it provides period-to-period comparisons of our core operations that are more consistent and more easily understood.

Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Total gross profit	$43.8	$52.2	$138.4	$143.0	$(8.4)	$(4.6)
Unrealized loss (gain) on derivative contracts (a)	(0.3)	0.4	1.1	(2.2)	(0.7)	3.3
Lower of cost or market adjustment to inventory (b)	(0.7)	(2.2)	(0.8)	(2.1)	1.5	1.3
Depreciation expense	3.7	3.4	11.0	9.7	0.3	1.3
Adjusted gross profit	$46.5	$53.8	$149.7	$148.4	$(7.3)	$1.3

(a)
We use our balanced book approach, supported, where required, by derivative contracts, to substantially reduce the impact of metal price fluctuations on operating margins. We also use derivative contracts to reduce uncertainty and volatility related to energy and utility costs.

(b)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Gross profit decreased by $8.4 million (16.1%) and was impacted by the decrease in adjusted gross profit, reduced lower of cost or market adjustments to inventory, and favorable fluctuations in unrealized gains / losses on derivative contracts. Adjusted gross profit decreased by $7.3 million (13.6%) due to the combination of decreased volumes, increased production costs and increased customer pricing.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Gross profit decreased by $4.6 million (3.2%) and was impacted by increased depreciation expense and unfavorable fluctuations in both unrealized gains / losses on derivative contracts and lower of cost of market adjustments to inventory, partially offset by the increase in adjusted gross profit. Adjusted gross profit increased by $1.3 million (0.9%) due to a combination of four main factors: volumes, the 2016 production outage at Olin Brass, increased shrinkage costs, and a few specific decisions discussed below.
Volumes have decreased most significantly in our munitions market due to both depletion of inventory levels throughout the channel following the 2016 Presidential election and a production outage at one of our larger customers. Our building and housing volumes have suffered as our customers have lost pieces of their business. Volumes have fallen in our stamping and automotive markets due to underlying demand. In addition, volumes earlier in the year were hampered by the implementation of a new ERP system, which later led to customer service issues at one of our facilities.
In the second quarter of 2016, Olin Brass suffered a production outage for which we recorded, in 2017, $7.4 million of proceeds ($3.5 million recorded in cost of sales) from insurance policies related to this outage. In 2016, we also incurred increased production expenses to toll process inventory to meet customer needs during the outage. These costs were not incurred again in 2017.
As metal prices, especially copper, have increased, the cost of shrinkage, which is a normal part of production, has increased and unfavorably impacted the comparison of gross profit to the prior year amounts.
In 2017, we also made certain specific decisions which negatively impacted our gross profit by $1.8 million. These relate to transitioning to a health savings account (“HSA”) medical program for our employees, reducing inventory levels at Olin Brass to generate increased cash flow without commensurate reductions in production overhead costs, and costs incurred to help launch a fully integrated Enterprise Resource Planning (“ERP”) system at A.J. Oster.
Selling, general and administrative expenses and adjusted selling, general and administrative expenses
Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. Adjusted selling, general and administrative expenses are defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results and provides us and our investors with a more complete understanding of the results of our business as it provides period-to-period comparisons of our core operations that are more consistent and more easily understood.
Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Total selling, general and administrative expenses	$19.4	$21.9	$61.6	$61.4	$(2.5)	$0.2
Specified legal / professional expenses	(0.5)	(0.5)	(0.5)	(1.1)	—	0.6
Share-based compensation expense	(2.0)	(2.2)	(6.3)	(4.9)	0.2	(1.4)
Depreciation and amortization expense	(0.9)	(0.4)	(2.6)	(1.4)	(0.5)	(1.2)
Adjusted selling, general and administrative expenses	$16.0	$18.8	$52.2	$54.0	$(2.8)	$(1.8)
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Selling, general and administrative expenses decreased by $2.5 million (11.4%) and adjusted selling, general and administrative expenses decreased by $2.8 million (14.9%) due to decreased employee and employee-related costs.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Selling, general and administrative expenses increased by $0.2 million (0.3%) and were unfavorably impacted by an increase in share-based compensation and depreciation expenses and favorably impacted by the change in adjusted selling, general and administrative expenses which decreased by $1.8 million (3.3%). Adjusted selling, general and administrative expenses declined due to decreased employee and employee-related costs, partially offset by the combined costs of approximately $1.1 million associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system. Additionally, adjusted selling, general and administrative costs in 2017 increased due to favorable bad debt recoveries in 2016.
Net income and adjusted EBITDA
Net income attributable to Global Brass and Copper Holdings, Inc. is the most directly comparable US GAAP measure to adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first-out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	restructuring and other business transformation charges;

•	specified legal and professional expenses; and

•	certain other items.
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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 vs. 2016
(in millions)	2017	2016	2017	2016	QTR change:	YTD Change:
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.4	$3.9	$45.5	$24.5	$8.5	$21.0
Interest expense	4.4	5.2	13.9	21.5	(0.8)	(7.6)
Interest income	(0.2)	—	(0.3)	—	(0.2)	(0.3)
Provision for income taxes	6.7	0.7	20.4	12.0	6.0	8.4
Depreciation expense	4.5	3.7	13.5	11.0	0.8	2.5
Amortization expense	0.1	0.1	0.1	0.1	—	—
Unrealized loss (gain) on derivative contracts (a)	(0.3)	0.4	1.1	(2.2)	(0.7)	3.3
Refinancing costs (b)	0.9	20.1	0.9	23.4	(19.2)	(22.5)
Specified legal / professional expenses (c)	0.5	0.5	0.5	1.1	—	(0.6)
Lower of cost or market adjustment to inventory (d)	(0.7)	(2.2)	(0.8)	(2.1)	1.5	1.3
Share-based compensation expense (e)	2.0	2.2	6.3	4.9	(0.2)	1.4
Adjusted EBITDA	$30.3	$34.6	$101.1	$94.2	$(4.3)	$6.9

(a)	Represents unrealized (gains) losses on derivative contracts.

(b)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(c)
Represents selected professional fees for accounting, tax, legal and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $8.5 million mainly due to less losses on debt extinguishments and lower of cost or market adjustments to inventory. Other notable impacts include decreased volume, partly arising from the third quarter 2016 volume benefit from the second quarter 2016 Olin Brass production outage, unfavorable fluctuations in unrealized gains / losses on derivative contracts and an increase in the provision for income taxes.
Adjusted EBITDA decreased by $4.3 million, or 12.4%, due to the decrease in gross profit, partially offset by the favorable reduction in selling, general and administrative expenses.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $21.0 million mainly due to decreased interest expense, the $7.4 million of income resulting from the recovery of insurance proceeds, the absence of a loss on extinguishment of debt as was incurred in the first nine months of 2016 and less lower of cost or market adjustments to inventory and the fact that the prior year includes expenses resulting from the Olin Brass production outage. These favorable fluctuations were partially offset by unfavorable fluctuations in unrealized gains / losses on derivative contracts and an increase in the provision for income taxes.
Adjusted EBITDA increased by $6.9 million, or 7.3%, primarily due to $7.4 million of income resulting from the insurance recovery and the absence of costs related to the production outage from the prior year, partially offset by the costs incurred in the early part of the current year as result of the HSA transition, increased cost of goods due to inventory reductions at Olin Brass and additional costs incurred related to the A.J. Oster ERP implementation. The negative effect of reduced volumes was offset by favorable customer pricing and reduced employee and related compensation costs.
Diluted income per common share and adjusted diluted earnings per common share
Diluted income per common share increased by $0.38 and $0.92 for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, respectively, for the same reasons driving the fluctuations in net income. Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share decreased by $0.17 and increased by $0.26 for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, respectively, for the same reasons driving the fluctuations in adjusted EBITDA. Additionally, our weighted-average common shares outstanding increased 2.8% due to the issuance and vesting of stock compensation awards. The increase reduced our diluted earnings per share by $0.02 and $0.06 for the three and nine months ended September 30, 2017, respectively.
We believe adjusted diluted earnings per common share represents a meaningful presentation of the financial performance of our consolidated results because it provides period-to-period comparisons that are more consistent, and more easily understood, and is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	2017	2016	QTR change:	YTD Change:
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.56	$0.18	$2.06	$1.14	$0.38	$0.92
Unrealized loss (gain) on derivative contracts	(0.01)	0.02	0.05	(0.10)	(0.03)	0.15
Refinancing costs	0.04	0.93	0.04	1.09	(0.89)	(1.05)
Specified legal / professional expenses	0.02	0.02	0.02	0.05	—	(0.03)
Lower of cost or market adjustment to inventory	(0.03)	(0.10)	(0.03)	(0.10)	0.07	0.07
Share-based compensation expense	0.09	0.10	0.28	0.23	(0.01)	0.05
Tax impact on above adjustments (a)	(0.03)	(0.34)	(0.26)	(0.41)	0.31	0.15
Adjusted diluted earnings per common share	$0.64	$0.81	$2.16	$1.90	$(0.17)	$0.26

(a)	Calculated based on our estimated tax rate, including tax benefits related to share award vestings and option exercises, as described more fully in Note 8, “Income Taxes.”

Results of Operations
Consolidated Results of Operations for the Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016.

	Three Months Ended September 30,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$378.6	100.0%	$349.1	100.0%	$29.5	8.5%
Cost of sales	(334.8)	88.4%	(296.9)	85.0%	(37.9)	12.8%
Gross profit	43.8	11.6%	52.2	15.0%	(8.4)	(16.1)%
Selling, general and administrative expenses	(19.4)	5.1%	(21.9)	6.3%	2.5	(11.4)%
Operating income	24.4	6.4%	30.3	8.7%	(5.9)	(19.5)%
Interest expense	(4.4)	1.2%	(5.2)	1.5%	0.8	(15.4)%
Loss on extinguishment of debt	(0.2)	0.1%	(20.1)	5.8%	19.9	(99.0)%
Other (expense) income, net	(0.6)	0.2%	(0.2)	0.1%	(0.4)	N/M
Income before provision for income taxes	19.2	5.1%	4.8	1.4%	14.4	N/M
Provision for income taxes	(6.7)	1.8%	(0.7)	0.2%	(6.0)	N/M
Net income	12.5	3.3%	4.1	1.2%	8.4	N/M
Net income attributable to noncontrolling interest	(0.1)	—%	(0.2)	0.1%	0.1	(50.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.4	3.3%	$3.9	1.1%	$8.5	N/M
Adjusted EBITDA (a)	$30.3	8.0%	$34.6	9.9%	$(4.3)	(12.4)%
________________________

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
N/M - not meaningful
The following discussions present an analysis of our results of operations for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $0.8 million primarily due to lower average interest rates resulting from debt refinancings in both July 2016 and July 2017. Our average interest rate on our debt principal decreased from 6.0% to 4.7%.
The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$3.8	$4.9	$(1.1)
Amortization of debt discount and issuance costs	0.4	0.4	—
Capitalized interest	—	(0.3)	0.3
Other borrowing costs (a)	0.2	0.2	—
Total interest expense	$4.4	$5.2	$(0.8)
________________________

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt
In the third quarter ended September 30, 2017, we amended our ABL facility and long-term credit agreement, which resulted in expense of $0.2 million related to the write-off of unamortized debt issuance costs. In the third quarter ended September 30, 2016, we bought back an aggregate of $305.3 million principal amount of our Senior Secured Notes for an aggregate purchase price of $319.8 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $20.1 million, which includes a premium of $14.5 million and the $5.6 million write-off of unamortized debt issuance costs.
Provision for income taxes
The provision for income taxes increased by $6.0 million, due primarily to an increase in income before provision for income taxes and equity income, the components of which are discussed elsewhere in this report. The effective tax rate increased from 14.6% to 34.9% due primarily to the release of our valuation allowance recorded against our foreign tax credits in the prior year, resulting in a one-time reduction in income tax expense of approximately $1.0 million.
Segment Results of Operations
Segment Results of Operations for the Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016.
The following discussions present an analysis of our results by segment for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended September 30,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	56.5	72.6	(16.1)	(22.2)%
Chase Brass	53.0	54.5	(1.5)	(2.8)%
A.J. Oster	18.1	19.5	(1.4)	(7.2)%
Corporate and other (b)	(8.2)	(9.6)	1.4	14.6%
Total	119.4	137.0	(17.6)	(12.8)%
Net sales
Olin Brass	$174.5	$169.7	$4.8	2.8%
Chase Brass	144.8	124.3	20.5	16.5%
A.J. Oster	76.9	72.1	4.8	6.7%
Corporate and other (b)	(17.6)	(17.0)	(0.6)	(3.5)%
Total	$378.6	$349.1	$29.5	8.5%
Adjusted EBITDA
Olin Brass	$12.0	$18.6	$(6.6)	(35.5)%
Chase Brass	18.3	16.2	2.1	13.0%
A.J. Oster	3.6	4.7	(1.1)	(23.4)%
Total adjusted EBITDA of operating segments	$33.9	$39.5	$(5.6)	(14.2)%
Corporate and other	(3.6)	(4.9)	1.3	26.5%
Total consolidated adjusted EBITDA	$30.3	$34.6	$(4.3)	(12.4)%
________________________

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales increased by $4.8 million due mostly to greater sales of unprocessed metals and increased metal prices ($40.1 million), partially offset by decreased volumes ($35.3 million). Adjusted EBITDA decreased by $6.6 million from the prior year period due primarily to decreased volumes (mostly in munitions and coinage), partially offset by reduced employee and employee compensation expenses. The prior year also benefited from improved productivity and increased volumes as a result of some shipments being shifted from the second quarter into the third quarter due to the production outage.
Chase Brass
Net sales increased by $20.5 million due to increased commodity prices ($20.9 million), as decreased volumes were nearly offset by improved conversion prices to customers. Volumes decreased in the building and housing market, partially offset by increases in the industrial and machinery equipment and electronics / electrical components markets due to fluctuations in demand. Adjusted EBITDA increased by $2.1 million due to favorable product mix and conversion pricing, partially offset by decreased volumes and increased production costs.
A.J. Oster
Net sales increased by $4.8 million due to increased prices ($9.7 million), mostly reflective of increased commodity prices, partially offset by decreased volumes ($4.9 million). Volumes decreased in the building and housing, automotive, distribution and stamping markets due to decreased demand. In addition, one service center location did not meet customers’ service level expectations; remediation actions have been taken and are gaining traction. Adjusted EBITDA decreased by $1.1 million due to a combination of decreased volumes, increased costs to service customer needs, and reduced selling, general and administrative expenses, mostly related to employee compensation and related costs. A.J. Oster also incurred a $0.2 million loss related to assets damaged by Hurricane Maria in our Puerto Rico facility.

Results of Operations
Consolidated Results of Operations for the Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016.

	Nine Months Ended September 30,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$1,149.3	100.0%	$1,015.9	100.0%	$133.4	13.1%
Cost of sales	(1,010.9)	88.0%	(872.9)	85.9%	(138.0)	15.8%
Gross profit	138.4	12.0%	143.0	14.1%	(4.6)	(3.2)%
Selling, general and administrative expenses	(61.6)	5.4%	(61.4)	6.0%	(0.2)	0.3%
Operating income	76.8	6.7%	81.6	8.0%	(4.8)	(5.9)%
Interest expense	(13.9)	1.2%	(21.5)	2.1%	7.6	(35.3)%
Loss on extinguishment of debt	(0.2)	—%	(23.4)	2.3%	23.2	(99.1)%
Other income, net	3.6	0.3%	0.2	—%	3.4	N/M
Income before provision for income taxes	66.3	5.8%	36.9	3.6%	29.4	79.7%
Provision for income taxes	(20.4)	1.8%	(12.0)	1.2%	(8.4)	70.0%
Net income	45.9	4.0%	24.9	2.5%	21.0	84.3%
Net income attributable to noncontrolling interest	(0.4)	—%	(0.4)	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$45.5	4.0%	$24.5	2.4%	$21.0	85.7%
Adjusted EBITDA (a)	$101.1	8.8%	$94.2	9.3%	$6.9	7.3%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful

The following discussions present an analysis of our results of operations for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $7.6 million primarily due to lower average interest rates resulting from our July 2016 and July 2017 refinancings. Our average interest rate on our debt principal decreased from 8.3% to 5.1%.
The following table summarizes the components of interest expense:

	Nine Months Ended September 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$12.4	$20.0	$(7.6)
Amortization of debt discount and issuance costs	1.0	1.7	(0.7)
Capitalized interest	(0.1)	(0.9)	0.8
Other borrowing costs (a)	0.6	0.7	(0.1)
Total interest expense	$13.9	$21.5	$(7.6)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Loss on extinguishment of debt
In the third quarter ended September 30, 2017, we amended our ABL facility and long-term credit agreement, which resulted in expense of $0.2 million related to the write-off of unamortized debt issuance costs. During the nine months ended September 30, 2016, we bought back and redeemed all of our Senior Secured Notes for an aggregate purchase price of $362.3 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs related to both the Senior Secured Notes and the former asset-based loan facility.
Other income (expense), net
Other income (expense), net increased favorably by $3.4 million, due primarily to the recovery of insurance proceeds related to the temporary Olin Brass production outage in 2016, of which $3.9 million was recorded as other income in the nine months ended September 30, 2017. For additional information regarding these insurance recoveries, see Note 11, “Commitments and Contingencies.”
Provision for income taxes
The provision for income taxes increased by $8.4 million due primarily to an increase in income before provision for income taxes, the components of which are discussed elsewhere in this report. The effective tax rate decreased to 30.8% from 32.5% primarily due to the adoption of a new accounting standard covering stock compensation in 2017. As a result of the adoption of the new standard, we recorded $3.1 million of tax benefit related to share award vestings and option exercises during the nine months ended September 30, 2017, reducing the effective tax rate by 470 basis points. The prior year effective tax rate benefited from the release of our valuation allowance recorded against our foreign tax credits in the prior year, resulting in a one-time reduction in income tax expense of approximately $1.0 million or 266 basis points.

Segment Results of Operations
Segment Results of Operations for the Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016.
The following discussions present an analysis of our results by segment for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Nine Months Ended September 30,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	186.8	198.8	(12.0)	(6.0)%
Chase Brass	167.0	171.8	(4.8)	(2.8)%
A.J. Oster	55.2	57.7	(2.5)	(4.3)%
Corporate and other (b)	(29.4)	(28.2)	(1.2)	(4.3)%
Total	379.6	400.1	(20.5)	(5.1)%
Net sales
Olin Brass	$544.6	$476.5	$68.1	14.3%
Chase Brass	439.9	382.3	57.6	15.1%
A.J. Oster	226.6	212.5	14.1	6.6%
Corporate and other (b)	(61.8)	(55.4)	(6.4)	(11.6)%
Total	$1,149.3	$1,015.9	$133.4	13.1%
Adjusted EBITDA
Olin Brass	$38.7	$39.7	$(1.0)	(2.5)%
Chase Brass	56.6	53.4	3.2	6.0%
A.J. Oster	10.4	14.4	(4.0)	(27.8)%
Total adjusted EBITDA of operating segments	$105.7	$107.5	$(1.8)	(1.7)%
Corporate and other (c)	(4.6)	(13.3)	8.7	65.4%
Total consolidated adjusted EBITDA	$101.1	$94.2	$6.9	7.3%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	For the nine months ended September 30, 2017, includes $7.4 million insurance recovery from the prior year production outage at Olin Brass.

See Note 3, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
Olin Brass
Net sales increased by $68.1 million primarily as a result of an increase in the metal cost recovery component ($84.4 million) stemming from increased metal prices along with increased sales of unprocessed metals ($97.6 million), partially offset by decreased volumes ($13.2 million). Adjusted sales decreased by $16.3 million due to the combination of unfavorable product mix changes ($2.5 million) and decreased volumes ($13.8 million). Volumes decreased in the munitions market due to decreased demand and a production outage at one of our main customer’s facilities, as well as in the coinage market due to underlying demand.
Adjusted EBITDA decreased by $1.0 million, mostly due to lower volumes, partially offset by improved productivity and reduced selling, general and administrative expenses stemming from less consulting expenses in 2017 than were incurred in 2016 given the software upgrades undertaken at that time, as well as reduced employee compensation and related costs. In the first quarter of 2017, Olin Brass also incurred increased benefit costs associated with transitioning to a HSA medical plan and increased cost of goods sold due to a reduction in inventories.
Chase Brass
Net sales increased by $57.6 million due to increased prices ($68.4 million), mostly due to increased metal prices, partially offset by decreased volumes ($10.8 million). Volumes decreased in the building and housing market, electronics / electrical components and industrial machinery and equipment markets due to underlying demand from our customers.
Adjusted EBITDA increased by $3.2 million predominantly due to increased pricing on metal conversion activities partially offset by decreased volumes and increased costs of conversion activities.
A.J. Oster
Net sales increased by $14.1 million due to increased prices ($23.2 million), mostly from increased commodity prices, partially offset by decreased volumes ($9.1 million). Volumes decreased in the automotive, stamping and distribution markets, partially offset by increased volumes in the electronics / electrical components market due to underlying demand. In addition, volumes earlier in the year were hampered by the implementation of a new ERP system, which later led to a customer service issue at one of our facilities, where remediation activities are underway and yielding improvement.
Adjusted EBITDA decreased by $4.0 million, due to the transition costs incurred related to the implementation of the new ERP system in the first quarter, decreased volumes, and additional benefit costs associated with transitioning to a HSA medical plan. These were partially offset by decreased employee compensation and related costs.
Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of September 30, 2017 as compared to the amounts as of December 31, 2016. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
September 30, 2017 compared to December 31, 2016
Accounts receivable increased by $28.9 million and accounts payable increased by $6.3 million mostly due to increased metal prices.
Deferred income tax assets decreased by $12.1 million as we changed to the Inventory Price Index Computation method of inventory valuation on our 2016 tax return, which qualified for automatic approval with the Internal Revenue Service. This change resulted in approximately $6.9 million of cash tax savings and an $8.5 million reduction to deferred income taxes. In addition, as a result of our refinancing in July 2017, we wrote off the 2016 deferred financing fees of $5.6 million for tax purposes as the refinancing qualified as a significant modification of the old debt.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital and operating expense needs, service our debt and make capital expenditures. Historically, our primary sources of short-term liquidity have been cash flow from operations and borrowings under our ABL Facility.
At September 30, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $9.4 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.

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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Cash flows provided by (used in) operating activities	$32.9	$49.7	$(16.8)
Cash flows used in investing activities	$(18.4)	$(22.8)	$4.4
Cash flows used in financing activities	$(10.9)	$(54.9)	$44.0
Cash flows from operating activities
Net cash provided by operating activities decreased by $16.8 million as changes in working capital resulted in increased cash outflows in 2017. Amongst inventory, accounts receivable and accounts payable, increased metal prices resulted in an estimated $11.3 million decrease in cash outflows, while decreased sales volumes resulted in an estimated $6.1 million favorable change in cash. Additionally, cash from operations was unfavorably impacted by increased inventory quantities and the timing of vendor payments. Increased net income and other adjustments thereto partially offset these unfavorable fluctuations.
Cash flows from financing activities
Net cash used in financing activities improved by $44.0 million because in 2016 we refinanced all of our debt instruments, buying back and redeeming all of our Senior Secured Notes and entering into a new ABL and Term Loan B facility, resulting in a net cash outflow of $50.9 million.
Furthermore, our stock buy-backs increased by $4.3 million as compared to the prior year. Note, we do not have a program authorized by our Board of Directors to buy back our stock on the open market. Accordingly, our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
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
Our ABL Facility and Term Loan B Facility contain various covenants to which we are subject to on an ongoing basis. At September 30, 2017, we were in compliance with all of these covenants.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	845	$31.70	*	*
August 1, 2017 through August 31, 2017	—	$—	*	*
September 1, 2017 through September 30, 2017	—	$—	*	*
Total	845	$31.70	*	*

* These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended September 30, 2017 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

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
Date: November 2, 2017