Form 10-K
period 2017-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2018-03-01
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $653.0 million (based upon the closing price per share of the registrant’s common stock on the New York Stock Exchange on that date).
On February 16, 2018, there were 21,998,188 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

i

PART I
Item 1. Business.
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. We commenced commercial operations on November 19, 2007 following the acquisition of the metals business from Olin Corporation. The majority of our operations are managed through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.
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
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment, signage, and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. We believe we are the only domestic copper and brass sheet manufacturer with captive distribution and service center operations, a competitive advantage that allows us to service and access customers with a wide variety of volume and service needs.
We service nearly 4,500 customers in 28 countries across four continents. We employ approximately 1,900 people and operate 16 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
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

Segments Overview
We have three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.

Activities	● Leading manufacturer, fabricator and converter	● Leading manufacturer and supplier	● Leading processor and distributor
Products	● Specialized copper and brass sheet, strip, foil, tube, and fabricated products	● Brass rod, including environmentally friendly alloys	● Primarily copper, brass, and aluminum sheet, strip and coated products
Key Markets	● Building and Housing	● Building and Housing	● Building and Housing
	● Automotive	● Transportation	● Automotive
	● Electronics / Electrical Components	● Electronics / Electrical Components	● Electronics / Electrical Components
	● Munitions	● Industrial Machinery and Equipment
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
Olin Brass
In addition to manufacturing, fabricating and converting specialized copper and brass sheet, strip, foil, tube and fabricated products, Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap.
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
Olin Brass’s products are sold to original equipment manufacturers (“OEMs”), other external customers, distributors / rerollers or to its affiliate, A.J. Oster. In 2017, approximately 19% of Olin Brass’s products were shipped to distribution customers, which includes its affiliate A.J. Oster. In 2017, approximately 17% of Olin Brass’s domestic copper-based shipments were to A.J. Oster.

The following chart shows the primary markets for Olin Brass’s products and the percentage of shipments.

(1)	Shipments to A.J. Oster are reflected in the supply chain market and are eliminated in consolidation.
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
Coinage Market
Olin Brass supplies strip for use in the production of coins (no pennies) primarily for the United States Mint, for which we are a key supplier contracted into 2022. We have been a highly regarded supplier to the United States Mint for over 40 years as our long-term contracts have historically been renewed at termination.
The demand within this market is affected by the level of activities in retail transactions, the use of vending machines, and the trends affecting forms of payment.
Automotive Market
Olin Brass manufactures both strip and fabricated products used as electronic and electrical connectors for use in automobiles. These products are made with HPAs, suitable for applications requiring high reliability, high temperature and low insertion force. For example, these electrical connectors, along with lead frames manufactured by us, are used in junction boxes, wiring harnesses, ignition and battery systems, lighting and media systems within vehicles.
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
International

The Olin Brass segment exported 19.1 million pounds into markets that primarily serve the building and housing, automotive and electronics / electrical components markets.
Asia
Included within our Olin Brass business, our Asian operations provide service, distribution and sales activities to meet the growing demand for copper alloys in that region. These activities are conducted through two of our subsidiaries, Olin Luotong Metals (“OLM”) in China and GBC Metals Asia Pacific PTE (“GMAP”) in Singapore. These operations source materials from Olin Brass, as well as other copper and brass mills, such as Chinalco and DOWA Metaltech Co. LTD (“Dowa Metaltech”). In 2017, these Asian operations generated $44.0 million of net sales, or 6% of the Olin Brass segment’s net sales. On a pounds basis, our Asian operations sold 9.9 million pounds (4% of the Olin Brass segment’s sales) of product into Asia through OLM and GMAP, primarily into key electronics markets.
Others
The remainder of Olin Brass’s international sales are primarily to Mexico, Canada and European countries and were 9.2 million pounds (4% of the Olin Brass segment’s sales) in 2017.
Chase Brass
Chase Brass primarily manufactures solid brass rod, in round, hexagonal and other shapes, ranging from 1/4 inch to 4 1/2 inches in diameter. Brass rod is generally manufactured from copper or copper-alloy scrap and all of Chase Brass’s rod is manufactured at its Montpelier, Ohio facility. Chase Brass customers machine, bore out, or otherwise process the rod for various applications used in a variety of markets. Brass rod is primarily used for forged and machined products, such as valves and fittings. Key attributes of brass rod include its machinability, corrosion resistance and moderate strength.
Chase Brass has been able to capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. Our green product portfolio, including Eco Brass®, has grown significantly over the past few years as customers switch from leaded to non or low-leaded products in certain applications.

The following chart shows the primary markets for Chase Brass’s products and our estimates of the percentage of shipments for each. We believe that substantially all of the electronics / electrical components shipments below are associated with the building and housing and transportation markets.

Building and Housing Market
Chase Brass manufactures brass rod for use in faucets, valves and fittings used in residential and commercial construction.
Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which comply with certain state and federal laws that became effective in January 2014. This legislation defines the allowed level of lead content in products used in plumbing and drinking water applications. Chase Brass’s Green Dot® rod, Eco Brass® rod and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production, sale and distribution in North America. Chase Brass also manufactures other non-patented green portfolio products. Green portfolio products accounted for approximately 20% of pounds shipped by Chase Brass in 2017.
Industrial Machinery and Equipment Market
Chase Brass manufactures brass rod which is further machined into industrial valves and fittings. Demand within this market is affected by capital spending levels, U.S. gross domestic product (“GDP”) growth and industrial production growth in the U.S.
Customers in this market include various major diversified manufacturers and a variety of screw machine companies supporting OEMs.
Transportation Market
Chase Brass manufactures brass rod for applications in heavy trucks and automobiles. Specific applications include heavy truck braking systems, tire valves, temperature sensors and various truck and automotive fittings. Demand within this market is affected by levels of transportation activity, levels of maintenance capital spending by transportation companies and the level of commercial truck fleet replacement activity, all of which are affected significantly by overall economic conditions. Customers in this market include major OEMs in the transport industry and customers who support domestic automotive production.

Electronics / Electrical Components Market
Chase Brass manufactures brass rod used for telecommunication applications, including products such as coaxial connectors and traps and filters for cable television, as well as larger connectors supporting the cell tower industry. Demand within this market is affected by consumer spending, new home construction, and technologies affecting communication devices and methods, such as wi-fi. Customers within this market include major manufacturers of specialty products for use in home and commercial construction, both of which are very dependent on overall economic conditions. We believe a significant portion of shipments in this market segment are directly associated with the building and housing market and transportation markets.
International
Chase Brass primarily supplies products within North America, and generated $46.8 million in net sales (8% of the Chase Brass segment’s net sales) to Canada and Mexico in 2017. Sales to Canada and Mexico were 23.9 million pounds (11% of the Chase Brass segment’s sales) in 2017.
A.J. Oster
A.J. Oster has historically been a processor and distributor of primarily copper and copper-alloy sheet, strip, and foil. However, with the acquisition of the Alumet business on November 1, 2017, A.J. Oster significantly expanded its product portfolio into aluminum sheet and coated aluminum products. The acquisition also deepened its presence in the signage (aluminum) and roofing (copper and copper-alloy) markets within the building and housing industry. A.J. Oster historically operated six strategically located service centers in the U.S., Puerto Rico, and Mexico and, with the Alumet acquisition, added five more service centers, including those in the South and Southeast where A.J. Oster had no presence.
Key A.J. Oster competitive advantages are: short lead-times with high reliability, high level of service, small-quantity deliveries, high quality metal, and a broad alloy breadth offering, including HPAs from Olin Brass. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, coating, and special packaging, provide value to a broad customer base.
In 2017, Olin Brass provided A.J. Oster with 54% of its copper-based products. Aurubis AG (“Aurubis”) is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 26% of A.J. Oster’s copper-based products in 2017. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

The following chart shows the primary markets for A.J. Oster’s products and the percentage of shipments for each.

Building and Housing Market
A.J. Oster distributes copper-alloy strip and aluminum foil used for products in commercial and residential applications. The primary applications are electrical, hardware, signage, and roofing.
Electrical products are primarily for wiring devices. Other electrical applications include switchgears, switches, controls and circuit breakers. Several of our customers for these products are in Puerto Rico or Mexico. A.J. Oster’s capabilities are well-suited for these geographic locations and the stringent service requirements of the electrical market because A.J. Oster is able to provide customers with high-quality metals, in less-than-truckload quantities, and can deliver products shortly after receiving orders.
Hardware products include products such as faucets, window trim, locksets, hinges and kick plates.
A.J. Oster provides aluminum coated products into the signage industry for a wide variety of government and commercial purposes.
With the Alumet acquisition, A.J. Oster now provides copper and copper-alloy sheet and strip product into the architectural roofing industry for both commercial and residential buildings.
Automotive Market
A.J. Oster distributes copper-alloy strip and aluminum foil used in automobiles. Primary customer products are electrical connectors, automotive trim and heat exchangers.
A.J. Oster’s subsidiary in Queretaro, Mexico is strategically and geographically well-positioned to take advantage of the growing number of second-tier automobile component suppliers in Mexico.
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
Net sales from A.J. Oster Mexico were $44.8 million during 2017 (14% of A.J. Oster segment’s net sales). Pounds shipped from A.J. Oster Mexico were 9.8 million and comprised 12% of the A.J. Oster segment’s sales.
Raw Materials and Supply
We manufacture our products from scrap metal (both internally generated and externally sourced) or virgin raw materials. During 2017, 92% of our metal came from scrap metal, and the remainder came from virgin raw materials.
We purchase virgin raw materials, including copper cathode, at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”) or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to ensure quality production of certain alloys, especially HPAs.
Customers
Our customer base is broadly diversified across North America geographies and our end markets, as previously discussed. In 2017, we sold approximately 14,000 different stock keeping units (“SKUs”) to nearly 4,500 customers.
Also in 2017, net sales from our foreign entities were $88.8 million, or 6% of our net sales. We have long-term relationships with our customers, many of which are secured through short-term contracts. Our relationships with many of our significant customers have lasted more than 30 years.
All three of our operating segments had customers to whom sales activity constituted more than 10% of net sales during 2017. Olin Brass generated 23% of its total net sales from one customer and 14% of its total net sales from another customer. A.J. Oster generated 18% of its total net sales from one customer. Chase Brass generated 21% of its total net sales from one customer. On a consolidated basis, we did not generate more than 10% of our net sales from any one customer in 2017.
Competition
We compete with other companies on price, service, quality, breadth, and availability of product. We believe we have been able to compete effectively because of our high levels of service, breadth of product offering, knowledgeable and trained sales force, modern equipment, proximity to customers, and economies of scale.
The North American market for brass and copper strip and sheet and brass rod consists of a few large participants and a few smaller competitors for Olin Brass and Chase Brass. A.J. Oster’s competition consists of a number of smaller competitors. Our international competitors are based principally in Europe (for Olin Brass and A.J. Oster) and Asia (for Chase Brass).

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
We use data published by independent industry associations and management estimates to determine our market share. Using this information, in 2017, we estimate our market share as follows:

•	Olin Brass accounted for 30% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate;

•	A.J. Oster accounted for 36% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and

•	Chase Brass accounted for 53% of North American shipments of brass rod, not including imports.
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
Government Regulation and Environmental Matters
Bactericidal Products
Through its membership in and the stewardship program of the Copper Development Association Inc. (“CDA”), Olin Brass has completed the required Federal Environmental Protection Agency (“EPA”) and applicable state registration processes that allow it to market its CuVerro® products with certain approved bactericidal claims. Laboratory testing has shown that bactericidal copper touch surfaces made with CuVerro® kill more than 99.9% of bacteria within two hours. We believe that Olin Brass’s copper-based CuVerro® materials are in compliance, in all material respects, with EPA standards for products recognized by the EPA as having bactericidal properties.
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
Environmental
Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing the creation, transportation, use, release and disposal of wastes, air and water emissions, the storage and handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials used in and activities undertaken by our operations include general commercial lubricants, cleaning solvents, cutting oils, air emissions from paints and coatings, storage of hazardous materials, and utilization of septic systems.
We believe that we are in substantial compliance with all applicable environmental, workplace health, and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. We have a number of properties located in or near heavy industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which may have migrated from neighboring facilities or have been released by prior occupants for which we may become liable under various laws and regulations. Some of our properties have been affected by releases of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past.
In January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. While remediation efforts continue, we do not believe, at this time, this incident will materially affect our long-term financial stability or cash flows.
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
Employees
The following table shows the composition of our workforce by operating segment and Corporate as of December 31, 2017.

	Employees	% of Total
Olin Brass	1,163	60%
A.J. Oster	422	22%
Chase Brass	319	17%
Corporate	22	1%
Total	1,926	100%
As of December 31, 2017, 1,074, or approximately 56%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years.
Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we have not experienced any work stoppages at any of our facilities. Our union agreement governing a substantial portion of our employees at Olin Brass was renewed in 2017 and will not expire until 2022. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms.

Research and Development
Our staff of scientists in metallurgy and electrochemistry intends to continue to invest in research and development to develop new products and expand our value-added services to meet our customers’ needs.
Our research and development expenditures were not material in any of the last three years.
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
We license certain intellectual property from companies in Germany, Japan and China.
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
Government Contract
The United States Mint is and has been a significant customer of Olin Brass since 1969. We have a contractual arrangement to supply nickel and brass coinage strip to multiple United States Mint facilities. We renewed this contract in 2017 and expect to renew again when it expires in 2022. However, the United States Mint can terminate our contract in whole or in part when it is in the best interest of the United States Mint to do so and any damages payable to us by the United States Mint for such termination would not include lost profits.

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
Risks Related to Our Business
We are exposed to the cyclicality of the U.S. and certain foreign economies as well as fluctuations in certain industries. Our future growth also depends, to a significant extent, on improvements in the general economic conditions and the conditions of our markets.
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
A significant amount of our volume is tied to the building and housing sector. If the housing, remodeling and residential and commercial construction markets stagnate or deteriorate, demand from such markets for our products, especially our brass rod products, is likely to be adversely affected. Any recovery in such markets may not necessarily directly correlate with increased sales or profitability. In addition, competition from imports and other sources may also dampen the effects of any such recovery on our results of operations.
Similarly, the automotive market has in the past experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, the availability and cost of credit, the cost of fuel, and technological developments in the auto industry.
The coinage and general consumer markets are also affected by economic cycles, legislation, and trends in electronic commerce. Demand for coinage-related products generally increases with the number of cash transactions that occur, and the number of cash transactions generally increases during periods of economic growth. Demand for consumer goods is also very sensitive to economic conditions and drives demand in our electronics / electrical components market.
The munitions market is generally not correlated to any general economic indicators and thus, has a high degree of volatility.
We also buy a significant portion of our raw materials from scrap dealers at prices which are often quoted as a discount to prevailing publicly traded market prices for such commodities.  These discounts, or scrap spreads, can fluctuate based on many different conditions, including domestic and international forces beyond our control.  Since we include these scrap spreads in the non-metal conversion fee or Adjusted Sales component of our revenue, our financial results are therefore also subject to fluctuation due to these same conditions.
Failure to maintain our balanced book approach would cause increased volatility in our profitability and our operating results and may result in significant losses.
We use our balanced book approach to substantially eliminate the impact on our operating margins of metal price fluctuations affecting the cost of the metal raw materials used in manufacturing our products. Such fluctuations can significantly affect our operating margins. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Principles Affecting Our Results of Operations—Balanced Book.”
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

However, our balanced book approach does not reduce the impact of the volatility in metal prices on our working capital requirements. Metal prices impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. As a result, when metal prices are rising, even if the number of pounds of metal we process does not change, working capital may be negatively affected as we are required to draw more on our cash or available financing sources to pay for raw materials. As a result, our liquidity may be negatively affected by increasing metal prices. See “Management’s Discussion and Analysis of Operating Results and Financial Condition—Key Business Principles Affecting Our Results of Operations—Metal Cost.”
Limited access to raw materials, infrastructure or energy could negatively affect our business, financial condition or results of operations or cash flows.
Among other things, our success depends on our ability to secure a sufficient and constant supply of raw materials and energy and access to infrastructure adequate to fulfill our business needs.
We depend on scrap for our operations and acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. If an adequate supply of scrap metal is not available to us, we may be forced to use a larger amount of more expensive virgin raw materials which would materially adversely affect our ability to meet customer needs in a timely manner, our results of operations, and our financial condition.
We may experience disruptions in the supply of energy as a result of delivery curtailments to industrial customers due to extremely cold weather. We may also experience disruptions or increases in cost with respect to our access to water, electrical power, transport and wastewater treatment services and other infrastructure (including those subject to our transition services agreement with the parent of our predecessor). An inability to find an adequate and timely supply of raw materials or adequate and cost-effective access to infrastructure could have a material adverse effect on our profit margin, and in turn on our business, financial condition, results of operations or cash flows.
In 2017, the cost of energy and utilities represented approximately 7% of our non-metal cost of sales and prices can be volatile. As a result, our energy and utility costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher energy and utility costs on our business, financial condition, results of operations, and cash flows. Although we attempt to mitigate short-term volatility in energy and utility costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.
Covenants under our debt agreements impose operating and financial restrictions. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The agreement governing our asset-based revolving loan facility (“ABL Facility”) and the agreement covering our term loan facility that matures on July 18, 2023 (“Term Loan B Facility”) contain various covenants that limit or prohibit our ability, among other things, to:

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
Upon the occurrence of an event of default under the agreement governing the ABL Facility or the Term Loan B Facility, our outstanding indebtedness may become immediately due and payable and we may lose access to further credit under our ABL Facility. If we are unable to repay our indebtedness, the lenders under such facilities may proceed against the collateral granted to them to secure such indebtedness. Substantially all of our assets are pledged as collateral under the ABL Facility and the Term Loan B Facility. If the lenders under either facility, as applicable, accelerate the repayment of borrowings, such acceleration would have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, cross-default provisions in the ABL Facility and the Term Loan B Facility provide that any default under the other facility or other significant debt agreements could trigger a cross-default under the ABL Facility or the Term Loan B Facility, as applicable. If we are unable to repay the amounts outstanding under these agreements or obtain replacement financing on acceptable terms, which ability will depend in part upon the impact of economic conditions on the liquidity of credit markets, our creditors may exercise their rights and remedies against us and the assets that serve as collateral for the debt, including initiating a bankruptcy proceeding.
For a more detailed description on the limitations on our ability to incur additional indebtedness and our compliance with financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.”
Our sales volumes, financial results, and financial condition could be reduced if we were to lose order volumes from any of our largest customers.
Our five largest customers were responsible for approximately 31% of our net sales in 2017. A loss of order volumes from any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. Order volumes from customers could decrease for a variety of reasons including loss of industry share, customer production outages, technological obsolescence of our products, or other competitive factors. Our balance sheet reflected an allowance for doubtful accounts totaling $1.0 million at December 31, 2017. If adverse economic and market conditions impair the ability of our customers to pay us in the future, our allowance for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase in the future, which could materially and adversely affect our financial condition and results of operations.
In addition, we will not be entitled to lost profits should the United States Mint voluntarily terminate our contract prior to the contractual end date in 2022.
Our business could be disrupted if our customers shift either their manufacturing or sourcing offshore.
Much of our business depends on maintaining close geographical proximity to our customers because the costs of transporting metals across large distances can be prohibitive. If customers, especially those in the automotive, electrical, and building and housing industries, relocate the production of or source their products from foreign locations, we may lose business to foreign competitors or suffer deterioration in our business.
Competition and changes in trade tariffs could adversely affect our business, financial condition and results of operations.
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
In December 2017, the U.S. Department of Commerce announced anti-dumping and countervailing duties on aluminum foil products from China. China previously served 22% of the U.S. aluminum foil market but was effectively priced out as a supplier to U.S. companies due to these duties. This resulted in significantly higher domestic prices as well as decreased supply with U.S. producers. Our inability to pass through these price increases and the reduced supply from U.S. producers could adversely affect the performance of our business or shipments to customers.  In addition, there are further trade cases pending that could result in additional price increases and constrained availability.
In addition, anti-dumping orders impose import duties on copper and brass products from France, Germany, Italy and Japan which allow us and our domestic competitors to compete more fairly against French, German, Italian and Japanese producers in the U.S. copper and brass product market. On March 21, 2012, the International Trade Commission (“ITC”) Commissioners voted to continue anti-dumping orders for brass sheet and strip from Germany, Italy, France and Japan. While domestic manufacturers lobby for the continued extension of these orders, if they expire, import duties on metal products from these countries will be significantly reduced, increasing the ability of such foreign producers to compete with our products domestically. Additionally, on March 15, 2012, the United States-Korea Free Trade Agreement (“KORUS FTA”) became effective, which largely eliminates tariffs on Korean industrial products imported to the United States. The reduction in prices of Korean products resulting from the KORUS FTA has increased the ability of Korean manufacturers to compete with our products and has had a negative effect on our business. Furthermore, the termination of any anti-dumping orders or other changes to international trade regimes could adversely affect our business, financial condition and results of operations.
Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2017, we had 1,926 employees, 1,074, or approximately 56%, of whom at various sites were members of unions. Our primary union contracts expire in 2020 and 2022. Our union agreements are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.
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
For example, Olin Brass’s manufacturing facilities and A.J. Oster’s California facility are located near geologic fault zones, and therefore are subject to greater risk of earthquakes which could result in increased costs and a disruption in our operations, which could harm our operating results and financial condition significantly. Our facility in East Alton, Illinois is located in a flood zone, and all of our facilities in the Midwestern United States are subject to the risk of tornadoes and damaging winds. A.J. Oster’s facility in Puerto Rico is subject to hurricanes. Should earthquakes or other catastrophes, such as fires, tornadoes, hurricanes, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could continue our operations, and any resulting stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities.
Any prolonged disruptions, failures, or inability to operate our business, manufacturing facilities, or equipment, including those arising from information technology related incidents, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to satisfy our customers’ orders in an efficient manner and to effectively manage inventory levels is dependent on the proper operation of our business, facilities, equipment, and information technology environment and tools. On-time delivery and accurate order fulfillment are essential to maintaining customer satisfaction and generating repeat business. Any prolonged equipment failures, supplier caused production delays, quality control incidents, network outages, information technology system failures or implementations, damage or disruption due to natural disasters, inclement weather conditions, acts of war, terrorism or widespread illness, temporary facility closures, or other disruptions in operations such as a major fire or major equipment breakdown at our manufacturing facilities could materially disrupt our operations and thereby adversely affect our business, financial condition, and results of operations. In addition, we may not have adequate insurance to cover all losses.
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
The market for copper and copper-alloy products is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards and demands. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements, new technologies and production methods, and offer products and services that meet customer demands.

A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad.
In the aggregate, our international operations accounted for 6% of our net sales in 2017. We have operations in China through Olin Luotong Metals and in Singapore through our subsidiary GBC Metals Asia Pacific PTE. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In 2017, the shipments by Olin Brass to the munitions market accounted for 38% of its total shipments. The private use of firearms is subject to extensive regulation. Any restriction on the use of firearms and ammunition could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions market.
Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. From time to time, legislative initiatives are proposed in the U.S., such as the repeal of the election to use LIFO or to lower the U.S. corporate tax rate. The repeal of LIFO accounting for tax purposes could result in a substantial cash tax liability, which could adversely impact our liquidity and financial condition. Furthermore, such a repeal could result in an increase in the volatility of our earnings, a greater disparity between our earnings and net sales in our financial statements, and an increase in the costs associated with our derivative transactions to mitigate metal price fluctuations.
Our operations expose our employees to risk of injury or death. We may be subject to claims that are not covered by, or exceed, our insurance. Additional safety measures or rules imposed by regulatory agencies may reduce productivity, require additional capital expenditure or reduce profitability.
Because of the type manufacturing activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Despite policies and standards that are designed to minimize such risks, we may nevertheless be unable to avoid material liabilities, civil or regulatory, for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and may have a material adverse effect on our results of operations and financial condition.

Our ability to retain our senior management team is critical to the success of our business, and failure to do so could materially adversely affect our business, financial condition, results of operations and cash flows.
We are dependent on our senior management team to remain competitive in our industry. We have employment contracts or severance agreements with members of our senior management team. Failure to renew the employment contracts or other agreements of a significant portion of our senior management team could have a material adverse effect on our business, financial condition, results of operations and cash flows. Members of our senior management team are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. We do not maintain any life insurance policies for our benefit covering our key employees.
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
Our operations are subject to extensive regulations governing, amongst other things, the creation, use, transportation and disposal of wastes and hazardous substances, air and water emissions, remediation, workplace exposure and other environmental matters. The costs of complying with such laws and regulations, including participation in assessments and clean-ups of sites, as well as internal voluntary programs, can be significant and will continue to be so for the foreseeable future. Additionally, evolving regulatory standards and expectations could result in increased litigation and / or increased costs of compliance with environmental laws, all of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Environmental matters for which we may be liable may arise in the future at our present sites, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Our operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. Because a number of our properties are located in or near industrial or light industrial use areas, we may be liable for any contamination by pollutants which may have migrated to our facility from neighboring facilities or have been released by prior occupants. Some of our properties have been affected by releases of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of these clean-ups have not been material in the past. We are not currently subject to any material claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.
In January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. While remediation efforts continue, we do not believe, at this time, this incident will materially affect our long-term financial stability or cash flows.
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
From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution and the cost of and time spent in defending ourselves in these matters as well as future lawsuits could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows or reputation.
Failure to protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights or the expiration of our intellectual property rights could impair our competitive position.
We rely on a combination of patents, trademarks, trade secrets and other intellectual property rights, in addition to contractual rights, to protect the intellectual property we use in making our business successful. It is possible that our intellectual property rights could be challenged, invalidated, violated or made obsolete by our competitors or third parties, or our pending patent applications may not be granted, thereby hurting our success.
In addition, Chase Brass has entered into agreements with Mitsubishi Shindoh pursuant to which Chase Brass has access to and the right to use certain of its technologies including lead-free Eco Brass® rod and the sublicensing of lead-free Eco Brass® ingot. To the extent that Mitsubishi Shindoh fails to adequately protect the technologies upon which we rely, our competitors may be able to use such technologies or develop similar technologies independently. Conversely, to the extent that we do not fulfill our contractual or other obligations to adequately protect the technologies to which we have been granted access by Mitsubishi Shindoh, we could be liable for any resulting harm to its business or could lose further access to this technology, which could harm our business, operating results or financial condition.
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
If we are unsuccessful in defending against any challenge to our rights to market and sell our products covered by intellectual property rights, our business, financial condition, and financial results may be adversely affected.
Even if we are successful, the expense, time, delay and burden on management of litigation could prevent us from maintaining or increasing our business. Further, negative publicity could decrease demand for our products and services and cause our revenues to decline, thus harming our operating results significantly.
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
We rely on trade secrets, know-how and other proprietary information in operating our business. We seek to protect this information through a variety of means. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, our business, financial condition, and financial results could be negatively affected.
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
Our business depends on the operation of our information technology systems, some of which have not been updated for many years. As a result, our information technology systems are more susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems or security breaches could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.
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
Our common stock is subject to price and volume fluctuations.
The market price of our common stock may be volatile and affected by not only our performance but also the risk factors discussed herein.  In addition, the market price of our common shares may fluctuate and is subject to volatility due to factors beyond our control.

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
All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by important factors that could cause actual results to differ materially from our expectations (“cautionary statements”). In addition to those items discussed in the “Risk Factors” section in Item 1A in this annual report on Form 10-K, some of the factors that we believe could affect our results include, but are not limited to:

•	our ability to maintain business relationships with our customers on favorable terms;

•	the effects of industry consolidation or competition in our business lines;

•	supply, demand, prices and other market conditions for our products;

•	our ability to accommodate increases in production to meet demand for our products;

•	our ability to realize the planned cost savings and efficiency gains as part of our various initiatives;

•	our ability to successfully execute acquisitions and joint ventures;

•	our ability to retain key employees;

•	our ability to maintain cost-effective insurance policies;

•	fluctuations in interest rates; and

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility.
We caution you that these factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes our major facilities as of December 31, 2017:

Entity	Operation	Location	Owned or Leased	Products
Corporate	Corporate Headquarters	Schaumburg, Illinois	Leased	N/A
Olin Brass segment	Mill Products	East Alton, Illinois	Owned (1)	Copper-based strip Clad copper & copper-alloy strip
	Fabricated Products	East Alton, Illinois	Owned (1)	Stamped & drawn copper-based parts
	Fineweld Tube	Cuba, Missouri	Owned	Welded copper-alloy tube
	Bryan Metals	Bryan, Ohio	Owned	Copper-based strip
	Somers Thin Strip	Waterbury, Connecticut	Owned	Copper-based strip and foil Stainless steel light gauge strip
	Olin Luotong Metals	Guangzhou, China	Owned building; 50-year lease on land	Copper-based strip
	Olin Brass Headquarters	Louisville, Kentucky	Leased	N/A
Chase Brass segment	Manufacturing	Montpelier, Ohio	Owned	Copper-based rod
	Warehouse	Los Angeles, California	Leased	Copper-based rod
A.J. Oster segment	Processing and Distribution	Warwick, Rhode Island	Leased	Copper-alloy sheet, strip, bar, rod and wire Aluminum sheet and strip Stainless steel sheet, strip and specialty rod
	Processing and Distribution	Alliance, Ohio	Owned
	Processing and Distribution	Carol Stream, Illinois	Owned
	Processing and Distribution	Yorba Linda, California	Leased
	Processing and Distribution	Fullerton, California	Leased
	Processing and Distribution	Caguas, Puerto Rico	Owned
	Processing and Distribution	Queretaro, Mexico	Owned
	Processing and Distribution	Parsippany, New Jersey	Leased
	Processing and Distribution	Irving, Texas	Leased
	Distribution	Houston, Texas	Leased
	Distribution	Atlanta, Georgia	Leased
	A.J. Oster Headquarters	Warwick, Rhode Island	Leased	N/A
(1) Certain utility infrastructure at the East Alton, Illinois facility is leased by Olin Brass from Olin Corporation.
Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at Olin Brass’s East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The transition services agreement renewed automatically in November 2017 and automatically renews for one-year terms thereafter subject to termination by either party upon one year’s notice.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Record
Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of February 16, 2018, we had approximately 113 holders of record of our common stock.
Market Information for Common Stock
The high and low selling prices per share of our common stock, as well as the cash dividend declared per share of our common stock, for the quarters during 2017 and 2016 were as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$39.85	$36.05	$34.15	$36.50
Low	31.00	29.75	28.10	31.75
Cash dividends declared	0.0375	0.0375	0.06	0.06

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.31	$28.80	$30.11	$35.00
Low	18.97	23.43	26.72	23.85
Cash dividends declared	0.0375	0.0375	0.0375	0.0375
For certain information regarding our equity compensation plans, see Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Dividends

The payment of dividends in the future will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, anticipated cash requirements and restrictions contained in the agreements governing our asset-based revolving loan facility, which matures on July 19, 2021 (“ABL Facility”) and our term loan facility, which matures on July 18, 2023 (“Term Loan B Facility”). Currently, we have significant availability under our credit agreements to pay dividends consistent with past practice and future expectations. We can give no assurance that dividends will be paid in the future. See Note 10, “Financing,” of our consolidated financial statements, which are included elsewhere in this report, for further discussion of these restrictive covenants.
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

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2017 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Set forth below is selected historical consolidated financial data of our business as of the dates and for the periods indicated. The selected historical consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 have been derived from our consolidated financial statements included elsewhere in this report. The selected historical consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our consolidated financial statements not included in this report.
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

(in millions, except per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Pounds shipped (1)	507.3	520.8	511.9	520.4	523.0
Statements of Operations Data:
Net sales	$1,560.8	$1,338.5	$1,506.2	$1,711.4	$1,758.5
Cost of sales	(1,376.8)	(1,156.9)	(1,335.9)	(1,546.8)	(1,576.2)
Gross profit	184.0	181.6	170.3	164.6	182.3
Selling, general and administrative expenses (2)	(83.8)	(82.8)	(83.2)	(76.9)	(110.8)
Operating income	100.2	98.8	87.1	87.7	71.5
Interest expense, net	(17.6)	(26.2)	(39.1)	(39.6)	(39.8)
Loss on extinguishment of debt	(0.2)	(23.4)	(3.1)	—	—
Gain on sale of investment in joint venture	—	—	6.3	—	—
Other income (expense), net	3.0	0.2	0.2	(0.5)	(0.3)
Income before provision for income taxes and equity income	85.4	49.4	51.4	47.6	31.4
Provision for income taxes	(33.9)	(16.6)	(15.9)	(16.6)	(22.2)
Income before equity income	51.5	32.8	35.5	31.0	9.2
Equity income, net of tax	—	—	0.3	1.1	1.5
Net income	51.5	32.8	35.8	32.1	10.7
Net income attributable to noncontrolling interest	(0.6)	(0.6)	(0.2)	(0.4)	(0.3)
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	$32.2	$35.6	$31.7	$10.4
Per Share Data:
Cash dividends declared per common share (3)	$0.1950	$0.1500	$0.1500	$0.1500	$0.0375
Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.35	$1.50	$1.67	$1.50	$0.49
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.30	$1.49	$1.66	$1.49	$0.49
Number of common shares used in basic per share calculations	21.7	21.4	21.3	21.2	21.1
Number of common shares used in diluted per share calculations	22.1	21.6	21.4	21.3	21.2
Balance Sheet Data:
Cash	$59.0	$88.2	$83.5	$44.6	$10.8
Total assets	673.9	582.6	557.2	566.3	537.7
Total debt (4)	314.0	316.0	343.1	371.4	369.5
Total liabilities	526.8	487.4	496.5	540.3	541.1
Total equity (deficit)	147.1	95.2	60.7	26.0	(3.4)

(1)	Amounts exclude quantity of unprocessed metal sold.

(2)
The year ended December 31, 2013 includes non-cash profits interest compensation expense of $29.3 million. We did not record any non-cash profits interest compensation expense in 2017, 2016, 2015 or 2014.

(3)	In 2017, 2016, 2015, 2014 and 2013, we declared dividends of $4.5 million, $3.3 million, $3.2 million, $3.2 million and $0.8 million, respectively, to the Company’s stockholders.

(4)
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
Overview
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” “GBC,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. We commenced commercial operations on November 19, 2007 following the acquisition of the metals business from Olin Corporation.
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
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment, signage, and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. We believe we are the only domestic copper and brass sheet manufacturer with captive distribution and service center operations, a competitive advantage which allows us to service and access customers with a wide variety of volume and service needs.
We service nearly 4,500 customers in 28 countries across four continents. We employ approximately 1,900 people and operate 16 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
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
Our Olin Brass segment is the leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated components in North America. While primarily processing copper and copper alloys, the segment also rerolls and forms other metals such as stainless steel, carbon steel and aluminum. Olin Brass’s customers further process the rod into finished products that are sold into five primary markets: munitions, coinage, automotive, building and housing and electronics / electrical components. In 2017, Olin Brass shipped approximately 17% of its domestic copper-based products to A.J. Oster.

Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures brass rod, including round and other shapes, ranging from 1/4 inch to 4 1/2 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass’s customers further process the rod into finished products that are sold into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.
A.J. Oster is a processor and distributor of primarily copper and copper-alloy sheet, strip, and foil. However, with the acquisition of the Alumet business on November 1, 2017, A.J. Oster significantly expanded its product portfolio into aluminum sheet and coated aluminum products. The acquisition also deepened its presence in the signage (aluminum) and roofing (copper and copper-alloy) markets within the building and housing industry. A.J. Oster historically operated six strategically located service centers in the U.S., Puerto Rico, and Mexico and, with the Alumet acquisition, added five more service centers, including those in the South and Southeast where A.J. Oster previously had no presence. Each A.J. Oster service center reliably provides a broad range of high quality products with short lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s customers further process the rod into finished products that are sold into three primary markets: building and housing, automotive and electronics / electrical components. In 2017, 54% of A.J. Oster’s brass and copper material requirements were supplied by our Olin Brass segment.
All three segments generate revenue from product sales and earn a premium margin over the cost of metal as a result of our metal conversion, value-added processing, and service capabilities.
Finally, we also have a Corporate entity which includes expenses for corporate employee compensation salaries and professional fees for accounting, tax and legal services. Corporate and other also includes interest expense, state and federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
Formation and Acquisition of the Worldwide Metals Business of Olin Corporation
On October 10, 2007, affiliates of KPS Capital Partners, L.P. (“KPS”) formed GBC as an acquisition vehicle to acquire the worldwide metals business of Olin Corporation, which was completed on November 19, 2007. The transaction was accounted for under the purchase method of accounting.
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
Recent Transactions
Purchases and Redemption of Senior Secured Notes
Prior to obtaining the Term Loan B Credit Agreement and the ABL Credit Agreement (as defined below), our debt facilities consisted of our 9.50% senior secured notes due 2019 (“Senior Secured Notes”) and a former asset-based loan facility (“former ABL Facility”).
During the year ended December 31, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our then existing Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest.
On July 18, 2016, we obtained a new Term Loan B Facility and used a portion of the proceeds to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the then existing Senior Secured Notes (“Indenture”), we called and terminated the notes at a redemption price of 104.75% plus accrued interest.
We recognized a loss on the extinguishment of debt in the year ended December 31, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.

For additional information regarding the purchases of Senior Secured Notes and the 2016 Refinancing, see Note 10, “Financing,” of our consolidated financial statements, which are included elsewhere in this report.
2016 Refinancing
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). Commencing on December 30, 2016, we began making quarterly payments of $0.8 million ($3.2 million annually) with the balance expected to be due on July 18, 2023.
On July 18, 2016, we also entered into a credit agreement with a syndicate of lenders that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”). The ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.
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
2017 Refinancing
On July 18, 2017, we amended our credit agreements (“Amended Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility” and “Amended ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) to make the following changes:

•
A 100 basis point reduction in our interest rate on our Term Loan B Facility. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 2.25% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 3.25% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement). At December 31, 2017, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 4.875%;

•	The removal of the net leverage financial maintenance covenant in the Term Loan B Credit Agreement;

•	Instituting a new soft call prepayment penalty of 1.00% for six months after the refinancing date on our Term Loan B Facility; and

•	An increased capacity to make certain restricted payments.
Acquisition
On November 1, 2017, our A.J. Oster subsidiary acquired certain assets and assumed certain liabilities of Unimet Metal Supply, Inc. and Alliance Service Centers, Inc. (together “Alumet”). Headquartered in Parsippany, New Jersey, Alumet is a non-ferrous metals service center that provides coated aluminum, aluminum, copper and brass sheet, and strip products to the building and housing and transportation markets through its cut to length, slitting, and coating capabilities. The acquisition of Alumet expands A.J. Oster’s geographic presence into the South and Southeast through Alumet’s facilities in Atlanta and Texas while also providing additional outlets for Alumet’s products through A.J. Oster’s facilities in Chicago and Mexico. The Alumet acquisition was part of our strategic efforts to profitably grow through acquisitions and expands our geographic presence in targeted regions, strengthens our position in the aluminum market, and enhances our position as a market leader in the non-ferrous metals distribution business.
We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC 805, Business Combinations. The results of operations of Alumet since November 1, 2017 have been included in the Consolidated Statement of Operations. We acquired the net assets of Alumet for approximately $41.1 million.

Key Business Principles Affecting Our Results of Operations
LIFO Accounting
The metals component of inventory that is valued on last-in, first-out (“LIFO”) basis comprises approximately 65% and 70% of total inventory at December 31, 2017 and 2016, respectively. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons depending on the fluctuations in our inventory levels. During 2017, 2016 and 2015, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of this reduction increased cost of sales by $1.0 million, $1.9 million and $0.1 million in 2017, 2016 and 2015, respectively.
Metal Cost
We are a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products in North America. We generate our profits from the conversion, manufacturing and fabrication of metal into end products, and not by taking advantage of fluctuations in the price of copper and other metals. Our business model uses various methods to substantially reduce the financial impact of fluctuations in metal prices so that our operating margins are largely unaffected by trends in metal prices. Nevertheless, fluctuations in metal prices will impact the total amount of our net sales, the cost of shrinkage loss, the impact of LIFO liquidations (as previously discussed) and our investments in working capital.
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
Metal prices also impact our investment in working capital because our collection terms with our customers are longer than our payment terms to our suppliers. Therefore, our investments in working capital are directly correlated to fluctuations in metal prices, even if the number of pounds sold does not change.
Balanced Book
The majority of our sales volume is from non-toll customers. To substantially reduce the financial impact of metal price volatility on earnings and operating margins on these non-toll sales, we use a balanced book approach to hedge the impact of metal price fluctuations. The balanced book approach minimizes the financial impact of metal price movements in the period between date of order and date of shipment by matching a) the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with b) the timing, quantity and price of the replacement metal purchases. For any non-toll sale, we seek to achieve our balanced book through one of the following three mechanisms:

•
“Price date of shipment” terms - meaning that the metal sale price to the customer and the purchase price for replacement metal from a supplier are set on the date of shipment. The customer bears the risk of metal price changes from the date of order to the date of shipment;

•
Firm pricing - meaning that the metal sale price to the customer is fixed on the order date and a matching replacement purchase from a metal vendor is made at a fixed price. The supplier therefore bears the risk of metal price changes from the date of order to the date of shipment;

•
Financial derivatives - meaning we use financial derivatives when one of the other two mechanisms is unavailable. In this situation, we execute a forward purchase on “price date of shipment” terms by entering into a financial derivative transaction in the form of a forward purchase contract. The impact of price changes from date of order to the date of shipment on the previously required metal replacement purchase is offset by gains or losses on the derivative contract. The derivative counterparty bears the risk of metal price changes from the date of order to the date of shipment.

In 2017, approximately 61% of our non-toll sales volumes (47% of our total unit shipments) were conducted with price date of shipment terms. All other non-toll unit sales volumes were conducted with firm pricing or financial derivatives.

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
Building and Housing
According to our estimates, we expect U.S. housing starts and U.S. existing home sales to increase 1.3% and 3.4% annually, respectively, from 2017 through 2020.
Demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions. In addition, the correlation between housing statistics and our sales is not entirely direct as products containing our metal are typically installed near the completion of construction. Thus, there is an inherent lag time compared to housing starts. Sales of our products to customers in the building and housing market can be also affected by factors such as housing mix (single family versus multi-family homes), unit size and unit price point as these affect the quality of components used in and the quantity of plumbing fixtures and products. Sales of our products can also be impacted by changes and trends in the composition of materials and fixtures used in construction.
Also, we expect continued growth for our customers’ lead-free plumbing products that utilize our green portfolio products, including Eco Brass®.
Munitions
In 2014, our customers began destocking their munitions inventories and thus, Olin Brass’s munitions volumes decreased in 2015 as these efforts continued. In 2016, we saw improved volumes in this market, but again experienced a decline in munitions volumes in 2017 due to decreased demand after the 2016 U.S. Presidential election and a production outage at one of our main customer’s facilities. We expect continued softness entering 2018 with a return later in the year to a longer-term normalized run rate that is at or slightly above historical 2012-2014 average annual run rates.
We remain focused on managing the factors within our control from a volume standpoint and we are encouraged by the continued improvements in quality and on-time performance at Olin Brass.
Automotive
The automotive market is dependent on the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions, replacement needs, and the amount of electrical components contained within automobiles. According to our estimates, North American light vehicle production is expected to grow by 1.1% annually from 2017 through 2020.
Particularly within Olin Brass and A.J. Oster, we are implementing pricing strategies that focus on pricing our products to automotive customers: to earn a return commensurate with cost complexity required to produce them, to earn an appropriate return on the assets used to produce them, and to earn an appropriate return in relation to other competitive offerings. We believe these pricing strategies will better position us in the long-term.
Electronics / Electrical Components
Customers use our products to manufacture electronics / electrical components in a wide range of applications, from medical devices to computers to aviation components, and demand is largely correlated to general economic activity and technological developments.

Coinage
As it has done from time to time for over 40 years, Olin Brass renewed its long-term contract with the U.S. Mint in 2017 to extend the supply agreement into 2022. Demand for coinage is directly tied to consumer transactions and coinage demand has fluctuated in the last three years.
Industrial Machinery and Equipment (“IM&E”)
Sales in this market primarily lie within Chase Brass. IM&E volumes decreased in both 2015 and 2016 as compared to each previous year due to softness in the oil and gas, metals and mining, and agricultural industries, as well as competition from imported parts. IM&E volumes in 2017 were consistent with the prior year.
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
Regarding demand for brass rod, we expect favorable dynamics in the building and housing market, which should drive sustained demand for our green product portfolio resulting from the need for plumbing devices to be compliant with national potable water regulations. Some of our green portfolio products are marketed under the Eco Brass® tradename under an exclusive license in North America which expires in 2019.
Finally, the North American market may be affected by certain factors related to the supply of brass and copper, including imported rod and finished parts made from foreign sourced rod. Therefore, competition from offshore suppliers could become more significant in the future if certain factors change. Historically these factors have included foreign trade agreements, competition, antidumping orders, foreign exchange rate fluctuations, domestic capacity and pricing levels, as well as costs in the import supply chain.
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
The following discussions present an analysis of certain US GAAP and non-GAAP measures for 2017, 2016, and 2015. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Net sales and adjusted sales
Net sales is the most directly comparable US GAAP measure to adjusted sales, which represents the value-added premium we earn over our conversion and fabrication costs. Adjusted sales is defined as net sales less the metal cost recovery component of products sold. We use adjusted sales on a consolidated basis to monitor the revenues that are generated from our value-added conversion and fabrication processes excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.
Net sales is reconciled to adjusted sales as follows:

	Year Ended December 31,			Change: 2017 vs. 2016		Change: 2016 vs. 2015
(in millions, except per pound values)	2017	2016	2015	Amount	Percent	Amount	Percent
Pounds shipped (a)	507.3	520.8	511.9	(13.5)	(2.6)%	8.9	1.7%
Net sales	$1,560.8	$1,338.5	$1,506.2	$222.3	16.6%	$(167.7)	(11.1)%
Metal component of net sales	(1,025.3)	(796.3)	(971.9)	(229.0)	28.8%	175.6	(18.1)%
Adjusted sales	$535.5	$542.2	$534.3	$(6.7)	(1.2)%	$7.9	1.5%

Net sales per pound	$3.08	$2.57	$2.94	$0.51	19.8%	$(0.37)	(12.6)%
less: Metal component of net sales per pound	2.02	1.53	1.90	0.49	32.0%	(0.37)	(19.5)%
Adjusted sales per pound	$1.06	$1.04	$1.04	$0.02	1.9%	$—	—%
Average copper price per pound (b)	$2.80	$2.20	$2.51	$0.60	27.3%	$(0.31)	(12.4)%
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Copper prices reported by the Commodity Exchange (“COMEX”).
2017 compared to 2016
Net sales increased by $222.3 million, or 16.6%, primarily as the result of a $229.0 million increase in the metal cost recovery component stemming from increased metal prices and greater sales of unprocessed metals (combined $245.3 million) and the Alumet acquisition, partially offset by decreased volumes ($52.6 million). Adjusted sales decreased by $6.7 million due to lower demand, largely in the munitions market, partially offset by an increase from Alumet.
2016 compared to 2015
Net sales decreased by $167.7 million, or 11.1%, primarily as the result of a $175.6 million decline in the metal cost recovery component due to decreased metal prices and less sales of unprocessed metals (combined $189.7 million), partially ameliorated by increased volumes ($24.0 million). Adjusted sales increased by $7.9 million due to increased volumes as the result of increased demand in the munitions and building and housing markets, partially offset by lower demand in the coinage, industrial machinery and equipment and transportation markets. Average selling prices also decreased slightly due to increased concentration of sales to lower margin customers and increased mix of sales in generally lower priced markets.
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

Gross profit is reconciled to adjusted gross profit as follows:

	Year Ended December 31,			Amount change:
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total gross profit	$184.0	$181.6	$170.3	$2.4	$11.3
Unrealized (gain) loss on derivative contracts	0.8	(3.1)	(0.6)	3.9	(2.5)
LIFO liquidation loss (gain)	1.0	1.9	0.1	(0.9)	1.8
Lower of cost or market adjustment to inventory	(3.6)	(1.7)	6.6	(1.9)	(8.3)
Restructuring and other business transformation charges	0.2	—	0.4	0.2	(0.4)
Step-up costs from acquisition accounting	0.3	—	—	0.3	—
Depreciation expense	15.0	12.9	12.0	2.1	0.9
Adjusted gross profit	$197.7	$191.6	$188.8	$6.1	$2.8
2017 compared to 2016
Gross profit increased by $2.4 million, or 1.3%, and benefited from a $1.9 million reduction in lower of cost or market charges, a $0.9 million favorable LIFO liquidation loss, and an increase in adjusted gross profit, partially offset by increased depreciation expense and unfavorable fluctuations in unrealized gains / losses on derivative contracts. Adjusted gross profit increased by $6.1 million (3.2%) due to the net result of four main factors: decreased volumes, the 2016 production outage at Olin Brass, increased shrinkage costs, and a few specific decisions discussed below.
Volumes have decreased most significantly in our munitions market due to both depletion of inventory levels throughout the channel following the 2016 Presidential election and a production outage at one of our larger customers. Our building and housing volumes, excluding Alumet, suffered as our customers lost pieces of their business. Volumes decreased in our stamping and automotive markets due to underlying demand. In addition, volumes at A.J. Oster earlier in the year were hampered by the implementation of a new Enterprise Resource Planning (“ERP”) system, which later led to customer service issues at one of our facilities.
In the second quarter of 2016, Olin Brass suffered a production outage for which we recorded, in 2017, $7.4 million of proceeds ($3.5 million recorded as a reduction to cost of sales) from insurance policies we collected relating to this outage. In 2016, we also incurred increased production expenses to toll process inventory to meet customer needs during the outage. These costs were not incurred again in 2017.
As metal prices, especially copper, have increased, the cost of shrinkage, which is a normal part of production, has increased, unfavorably impacting the comparison of gross profit to the prior year amounts.
In 2017, we also made certain specific decisions which increased costs and negatively impacted our gross profit by $1.8 million. These relate to transitioning to a health savings account (“HSA”) medical program for our employees, reducing inventory levels at Olin Brass to generate increased cash flow without commensurate reductions in production overhead costs, and launching a fully integrated ERP system at A.J. Oster which led to increased consulting, freight, and other expenses.
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
Selling, general and administrative expenses and adjusted selling, general and administrative expenses
Selling, general and administrative expenses are the most directly comparable US GAAP measure to adjusted selling, general and administrative expenses. Adjusted selling, general and administrative expenses is defined as selling, general and administrative expenses less items excluded from the calculation of adjusted EBITDA. We believe that adjusted selling, general and administrative expenses supplement our US GAAP results and provides a more complete understanding of the results of our business as it provides period-to-period comparisons of our core operations that are more consistent and more easily understood.
Selling, general and administrative expenses is reconciled to adjusted selling, general and administrative expenses as follows:

	Year Ended December 31,			Amount change:
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total selling, general and administrative expenses	$83.8	$82.8	$83.2	$1.0	$(0.4)
Specified legal / professional expenses	(1.3)	(1.2)	(2.8)	(0.1)	1.6
Share-based compensation expense	(8.2)	(6.9)	(4.2)	(1.3)	(2.7)
Restructuring and other business transformation charges	(0.2)	—	(0.5)	(0.2)	0.5
Depreciation and amortization expense	(3.6)	(2.0)	(1.6)	(1.6)	(0.4)
Adjusted selling, general and administrative expenses	$70.5	$72.7	$74.1	$(2.2)	$(1.4)
2017 compared to 2016
Selling, general and administrative expenses increased by $1.0 million (1.2%) and were unfavorably impacted by an increase in share-based compensation and depreciation expense and favorably impacted by the change in adjusted selling, general and administrative expenses which decreased by $2.2 million (3.0%). Adjusted selling, general and administrative expenses declined primarily due to lower outside services ($3.6 million) and lower employee and employee related costs ($2.0 million) largely relating to incentive compensation, partially offset by the combined costs of approximately $1.1 million associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system. We have made significant progress in reducing professional fees for accounting, tax, legal and consulting services incurred in our early years as a public company and thus, in 2017, these costs are no longer an adjustment for purposes of calculating adjusted selling, general and administrative expenses. Specified legal / professional expenses in 2017 represent accounting, tax, legal, and consulting services related to merger and acquisition activity.
2016 compared to 2015
Selling, general and administrative expenses decreased by $0.4 million (0.5%) and adjusted selling, general and administrative expenses decreased by $1.4 million (1.9%), primarily due to lower employee and employee related costs ($3.1 million), partially offset by an increase in outside services. Additionally, selling, general and administrative expenses were unfavorably impacted by an increase in share-based compensation expense and favorably impacted by decreased professional fees. In 2016, adjusted selling, general and administrative expenses would have been $1.2 million greater and adjusted EBITDA (defined hereafter) would have decreased by this same amount had we not adjusted for the above noted professional fees for accounting, tax, legal and consulting services.
Net income and adjusted EBITDA
Net income attributable to Global Brass and Copper Holdings, Inc. is the most directly comparable US GAAP measure to adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a LIFO layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	inventory step-up costs related to acquisition accounting;

•	specified legal and professional expenses; and

•	certain other items.

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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Year Ended December 31,			Amount change:
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	$32.2	$35.6	$18.7	$(3.4)
Interest expense, net	17.6	26.2	39.1	(8.6)	(12.9)
Provision for income taxes	33.9	16.6	15.9	17.3	0.7
Depreciation expense	18.5	14.8	13.5	3.7	1.3
Amortization expense	0.1	0.1	0.1	—	—
Unrealized (gain) loss on derivative contracts	0.8	(3.1)	(0.6)	3.9	(2.5)
LIFO liquidation loss (gain)	1.0	1.9	0.1	(0.9)	1.8
Refinancing costs	0.9	23.4	3.1	(22.5)	20.3
Non-cash accretion of income of Dowa Joint Venture	—	—	(0.2)	—	0.2
Specified legal / professional expenses (a)	1.3	1.2	2.8	0.1	(1.6)
Lower of cost or market adjustment to inventory	(3.6)	(1.7)	6.6	(1.9)	(8.3)
Share-based compensation expense	8.2	6.9	4.2	1.3	2.7
Restructuring and other business transformation charges (b)	0.4	—	0.9	0.4	(0.9)
Step-up costs from acquisition accounting	0.3	—	—	0.3	—
Adjusted EBITDA	$130.3	$118.5	$121.1	$11.8	$(2.6)

(a)
Represents selected professional fees for accounting, tax, legal, and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(b)	Restructuring and other business transformation charges in 2015 and 2017 represent severance charges at Olin Brass.
2017 compared to 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $18.7 million, or 58.1% mainly due to the decrease in refinancing costs and interest expense, as well as the $7.4 million of income resulting from the recovery of insurance proceeds, and the fact that the prior year includes the impact of the Olin Brass production outage. These favorable fluctuations were partially offset by unfavorable fluctuations in the provision for income taxes, unrealized gains / losses on derivative contracts and depreciation expense.
Adjusted EBITDA increased $11.8 million, or 10.0%, primarily due to $7.4 million of income resulting from an insurance recovery and the absence of costs related to the Olin Brass 2016 production outage, partially offset by the costs in 2017 related to transitioning to an HSA medical plan and the A.J. Oster ERP implementation. The negative effect of reduced volumes was partially offset by favorable customer pricing and reduced employee and related compensation costs, mostly related to incentive compensation.

2016 compared to 2015
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $3.4 million, or 9.6% mainly due to the increase in refinancing costs and the fact that the prior year included a gain on the sale of our joint venture, partially offset by the aforementioned increase in gross profit and decreased interest expense, as described later herein.
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
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share increased by $0.81 in 2017 and decreased by $0.17 in 2016 as compared to the previous year for each, for the same reasons driving the fluctuations in net income and an increase in our weighted average diluted common shares outstanding, which increased 2.3% in 2017 due to the issuance and vesting of share based compensation awards. The increase in weighted average diluted common shares outstanding decreased diluted net income per common share by $0.06 in 2017.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.09 in 2017 and $0.16 in 2016 as compared to the previous year for each, for the same reasons driving the fluctuations in adjusted EBITDA. The increase in weighted average diluted common shares outstanding in 2017 reduced our adjusted diluted earnings per common share by $0.06.
We believe adjusted diluted earnings per common share represents a meaningful presentation of the financial performance of our consolidated results because it provides period-to-period comparisons that are more consistent, and more easily understood, and thus is more useful to and is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted diluted earnings per share is a key metric used to evaluate our performance, and in turn, incentivize members of management and certain employees.
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Year Ended December 31,				Amount change:
	2017	2016		2015	2017 vs. 2016	2016 vs. 2015
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.30	$1.49		$1.66	$0.81	$(0.17)
Unrealized (gain) loss on derivative contracts	0.03	(0.15)		(0.03)	0.18	(0.12)
Refinancing costs	0.04	1.08		0.14	(1.04)	0.94
Non-cash accretion of income of Dowa Joint Venture	—	—		(0.01)	—	0.01
Specified legal / professional expenses	0.06	0.06		0.13	—	(0.07)
Lower of cost or market adjustment to inventory	(0.16)	(0.08)		0.31	(0.08)	(0.39)
LIFO liquidation loss (gain)	0.04	0.09		0.01	(0.05)	0.08
Share-based compensation expense	0.37	0.32		0.19	0.05	0.13
Restructuring and other business transformation charges	0.02	—		0.05	0.02	(0.05)
Step-up costs from acquisition accounting	0.01	—	—	—	0.01	—
Tax impact on above adjustments (a)	(0.26)	(0.45)		(0.25)	0.19	(0.20)
Adjusted diluted earnings per common share	$2.45	$2.36		$2.20	$0.09	$0.16
(a)    Calculated based on our estimated tax rate.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016.

	Year ended December 31,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$1,560.8	100.0%	$1,338.5	100.0%	$222.3	16.6%
Cost of sales	(1,376.8)	88.2%	(1,156.9)	86.4%	(219.9)	19.0%
Gross profit	184.0	11.8%	181.6	13.6%	2.4	1.3%
Selling, general and administrative expenses	(83.8)	5.4%	(82.8)	6.2%	(1.0)	1.2%
Operating income	100.2	6.4%	98.8	7.4%	1.4	1.4%
Interest expense, net	(17.6)	1.1%	(26.2)	2.0%	8.6	(32.8)%
Loss on extinguishment of debt	(0.2)	—%	(23.4)	1.7%	23.2	(99.1)%
Other income (expense), net	3.0	(0.2)%	0.2	—%	2.8	N/M
Income before provision for income taxes and equity income	85.4	5.5%	49.4	3.7%	36.0	72.9%
Provision for income taxes	(33.9)	2.2%	(16.6)	1.2%	(17.3)	104.2%
Net income	51.5	3.3%	32.8	2.5%	18.7	57.0%
Net income attributable to noncontrolling interest	(0.6)	—%	(0.6)	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	3.3%	$32.2	2.4%	$18.7	58.1%
Adjusted EBITDA (a)	$130.3	8.3%	$118.5	8.9%	$11.8	10.0%

(a)See “Management’s View of Performance—Net income and adjusted EBITDA.”
N/M - not meaningful
The following discussions present an analysis of our results of operations for 2017 as compared to 2016. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Interest expense, net
Interest expense, net decreased by $8.6 million primarily due to lower average interest rates resulting from our July 2016 and July 2017 refinancings. Our average interest rate on our debt principal decreased from 7.5% to 5.0%. In addition, in 2017, we began investing our cash balances in marketable securities to generate interest income.

The following table summarizes the components of interest expense, net:

	Year Ended December 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$16.1	$24.4	$(8.3)
Amortization of debt discount and issuance costs	1.3	2.0	(0.7)
Capitalized interest	(0.1)	(1.1)	1.0
Other borrowing costs (a)	0.8	0.9	(0.1)
Interest income	(0.5)	—	(0.5)
Total interest expense, net	$17.6	$26.2	$(8.6)

(a)Includes fees related to letters of credit and unused line of credit fees.
Loss on extinguishment of debt
In 2017, we amended our ABL facility and Term Loan B debt agreement, which resulted in an expense of $0.2 million related to the write-off of unamortized debt issuance costs. In 2016, we bought back and redeemed all of our Senior Secured Notes for an aggregate purchase price of $362.3 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs related to both the Senior Secured Notes and the former asset-based loan facility.
Other income (expense), net
Other income (expense), net increased favorably by $2.8 million, due primarily to the $7.4 million recovery of insurance proceeds related to the temporary Olin Brass production outage in 2016, of which $3.9 million was recorded as other income in 2017. For additional information regarding these insurance recoveries, see Note 15, “Commitments and Contingencies.”
Provision for income taxes
The provision for income taxes increased by $17.3 million, or 104.2%, due primarily to an increase in income before provision for income taxes, the components of which are discussed elsewhere in this report. The effective tax rate increased from 33.6% to 39.7% for the following reasons:

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code, which resulted in an increase in the provision for income taxes in 2017 of $7.3 million, an 860 basis point increase in our effective tax rate;

•
We adopted a new accounting standard covering stock compensation in 2017 as mandated by the Securities Exchange Commission. As a result of adopting the new standard, we recorded a $2.7 million tax benefit related to the vesting of share awards and option exercises during 2017, reducing the effective tax rate by 321 basis points;

•
The prior year effective tax rate benefited from the release of our valuation allowance recorded against our foreign tax credits, resulting in a one-time reduction in income tax expense of approximately $1.0 million or 198 basis points.

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016.

	Year Ended December 31,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	245.5	260.5	(15.0)	(5.8)%
Chase Brass	218.5	222.7	(4.2)	(1.9)%
A.J. Oster	81.0	75.6	5.4	7.1%
Corporate and other (b)	(37.7)	(38.0)	0.3	0.8%
Total	507.3	520.8	(13.5)	(2.6)%
Net sales
Olin Brass	$725.5	$629.6	$95.9	15.2%
Chase Brass	590.9	502.7	88.2	17.5%
A.J. Oster	323.6	282.7	40.9	14.5%
Corporate and other (b)	(79.2)	(76.5)	(2.7)	(3.5)%
Total	$1,560.8	$1,338.5	$222.3	16.6%
Adjusted EBITDA
Olin Brass	$51.0	$49.8	$1.2	2.4%
Chase Brass	73.2	68.0	5.2	7.6%
A.J. Oster	14.8	18.4	(3.6)	(19.6)%
Total adjusted EBITDA of operating segments	139.0	136.2	2.8	2.1%
Corporate and other (c)	(8.7)	(17.7)	9.0	(50.8)%
Total consolidated adjusted EBITDA	$130.3	$118.5	$11.8	10.0%

(a)Amounts exclude the sales of unprocessed metal.
(b)Amounts represent intercompany eliminations.
(c)Includes a $7.4 million recovery of insurance proceeds in 2017 relating to a production outage in 2016.
See Note 4, “Segment Information,” of our consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2017 as compared to 2016. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales increased by $95.9 million primarily as a result of an increase in the metal cost recovery component ($113.2 million) stemming from increased metal prices along with increased sales of unprocessed metal ($127.9 million), partially offset by decreased volumes ($32.5 million). Adjusted sales decreased by $17.3 million due to decreased volumes ($17.8 million). Volumes decreased in the munitions market due to decreased demand and a production outage at a significant munitions customer’s facilities.
Adjusted EBITDA increased by $1.2 million, primarily due to the combination of the following:

•	decreased volumes;

•	improved productivity, especially taking into account the impact of the 2016 production outage at Olin Brass;

•	reduced selling, general and administrative expenses stemming from less consulting expenses in 2017 than were incurred in 2016 given the software upgrades undertaken at that time;

•	increased benefit costs associated with transitioning to a HSA medical plan; and

•	increased cost of goods sold due to a reduction in inventories.

Chase Brass
Net sales increased by $88.2 million as increased prices ($97.8 million) were partially offset by decreased volumes ($9.6 million). Volumes decreased in the building and housing, distributor and transportation markets due to underlying demand from our customers.
Adjusted EBITDA increased by $5.2 million as increased pricing on metal conversion activities were partially offset by decreased volumes and increased costs of conversion activities.
A.J. Oster
We experienced fluctuations in our performance due to both organic and acquisition activity as shown in the following table, which shows increases or decreases for each category over prior year amounts:

(in millions)	Organic	Acquisition	Total
Pounds shipped	(2.9)	8.3	5.4
Net sales	$21.9	$19.0	$40.9
Adjusted EBITDA	$(4.7)	$1.1	$(3.6)
On November 1, 2017, we completed the Alumet acquisition and the activity in the above table shows the impact of this acquisition on our performance. Note that the volume impact occurred mostly in the building and housing market due to their sales of signage and roofing products.
Regarding our organic activity, volumes decreased predominately in the automotive, stamping, distribution and building and housing markets, partially offset by increased volumes in the electronics / electrical components market due to underlying demand. In addition, volumes earlier in the year were hampered by the implementation of a new ERP system, which later led to a customer service issue at one of our facilities. Remediation of the customer service issue at the facility is underway and yielding improvement.
In addition, net sales increased by $21.9 million due to the combination of increased metal prices ($33.3 million) and lower volumes ($10.9 million). Adjusted EBITDA decreased by $4.7 million due to the impact of decreased volumes, unfavorable conversion costs, and costs incurred early in 2017 as a result of transitioning to an HSA medical plan for our employees and implementing a new ERP system.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015.

	Year ended December 31,				Change: 2016 vs. 2015
(in millions)	2016	% of Net Sales	2015	% of Net Sales	Amount	Percent
Net sales	$1,338.5	100.0%	$1,506.2	100.0%	$(167.7)	(11.1)%
Cost of sales	(1,156.9)	86.4%	(1,335.9)	88.7%	179.0	(13.4)%
Gross profit	181.6	13.6%	170.3	11.3%	11.3	6.6%
Selling, general and administrative expenses	(82.8)	6.2%	(83.2)	5.5%	0.4	(0.5)%
Operating income	98.8	7.4%	87.1	5.8%	11.7	13.4%
Interest expense, net	(26.2)	2.0%	(39.1)	2.6%	12.9	(33.0)%
Loss on extinguishment of debt	(23.4)	1.7%	(3.1)	0.2%	(20.3)	N/M
Gain on sale of investment in joint venture	—	—%	6.3	0.4%	(6.3)	(100.0)%
Other income (expense), net	0.2	—%	0.2	—%	—	—%
Income before provision for income taxes and equity income	49.4	3.7%	51.4	3.4%	(2.0)	(3.9)%
Provision for income taxes	(16.6)	1.2%	(15.9)	1.1%	(0.7)	4.4%
Income before equity income	32.8	2.5%	35.5	2.4%	(2.7)	(7.6)%
Equity income, net of tax	—	—%	0.3	—%	(0.3)	(100.0)%
Net income	32.8	2.5%	35.8	2.4%	(3.0)	(8.4)%
Net income attributable to noncontrolling interest	(0.6)	—%	(0.2)	—%	(0.4)	N/M
Net income attributable to Global Brass and Copper Holdings, Inc.	$32.2	2.4%	$35.6	2.4%	$(3.4)	(9.6)%
Adjusted EBITDA (a)	$118.5	8.9%	$121.1	8.0%	$(2.6)	(2.1)%

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
Interest expense, net
Interest expense, net decreased by $12.9 million primarily due to lower average interest rates and lower borrowings under our debt facilities as we bought back an aggregate of $69.7 million of Senior Secured Notes in the open market during the latter half of 2015 and the first half of 2016. Additionally, in July of 2016, we refinanced the remaining $305.3 million of 9.5% Senior Secured Notes with a new $320.0 million Term Loan B Facility, which accrued interest at a rate of 5.25% during the second half of 2016. Lastly, we capitalized interest relating to the construction of long-term assets in the amount of $1.1 million and $0.2 million in 2016 and 2015, respectively.

The following table summarizes the components of interest expense, net:

	Year Ended December 31,		Amount change:
(in millions)	2016	2015	2016 vs. 2015
Interest on principal	$24.4	$35.5	$(11.1)
Amortization of debt issuance costs	2.0	2.8	(0.8)
Capitalized interest	(1.1)	(0.2)	(0.9)
Other borrowing costs (a)	0.9	1.0	(0.1)
Total interest expense, net	$26.2	$39.1	$(12.9)

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

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

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
Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of December 31, 2017 as compared to the amounts as of December 31, 2016. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Accounts receivable increased by $63.9 million, $16.5 million of which related to the Alumet acquisition. The remainder of the increase was mostly due to increased metal prices, but was also impacted by increased fourth quarter volumes and an increase in days sales outstanding resulting from the timing of customer payments.
Inventory increased by $44.4 million, $30.5 million of which related to the Alumet acquisition. The remainder of the increase was primarily due to an increase in finished goods related to the timing of customer shipments.
Prepaid expenses and other current assets and accrued liabilities increased by $15.0 million and $12.9 million, respectively, primarily as a result of the timing of toll sales in 2017.
Deferred income tax assets decreased by $18.0 million. All deferred assets/liabilities were remeasured based on the change in the federal taxes rates under the 2017 Tax Act, which resulted in a decrease of deferred items of $6.5 million. We also changed to the Inventory Price Index Computation method of inventory valuation on our 2016 tax return, which qualified for automatic approval with the Internal Revenue Service. This change resulted in approximately $6.9 million of cash tax savings and an $8.5 million reduction to deferred income taxes. In addition, as a result of our refinancing in July 2017, we wrote off the 2016 deferred financing fees for tax purposes, as the refinancing qualified as a significant modification of the old debt for tax purposes. This resulted in a decrease to our deferred assets of $2.0 million.
Accounts payable increased by $28.2 million, $8.0 million of which related to the Alumet acquisition. The remainder of the increase was primarily due to increased metal prices and fourth quarter volume.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital, operating expenses, service our debt, make capital expenditures, facilitate stock compensation awards, and execute strategic acquisitions. Historically, our primary sources of short-term liquidity and long-term liquidity have been cash flow from operations and borrowings under our ABL Facility. During the fourth quarter of 2017, we used approximately $40.0 million of our cash for the acquisition of Alumet.
At December 31, 2017, $9.6 million of our $59.0 million of cash and cash equivalents was held by our foreign subsidiaries. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.

On July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) and our long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement,” together, the “Credit Agreements”), as further discussed in Note 10, “Financing.” The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
We do not believe that the limitations imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital, debt service, dividend obligations and capital investment obligations for the foreseeable future, including costs that we may incur in connection with our growth strategy.
Capital improvements and replacement costs account for the majority of our capital expenditures, which we expect to relatively be in line with our historical spend over the foreseeable future.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015 and should be read in conjunction with our consolidated statements of cash flows in our consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Year Ended December 31,			Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash provided by operating activities	$49.2	$96.0	$88.9	$(46.8)	$7.1
Net cash used in investing activities	$(64.6)	$(34.3)	$(13.3)	$(30.3)	$(21.0)
Net cash used in financing activities	$(13.8)	$(56.5)	$(36.8)	$42.7	$(19.7)
Cash flows from operating activities
Net cash provided by operating activities decreased by $46.8 million as increased investments in working capital resulted in increased cash outflows in 2017. Net accounts receivable, accounts receivable less accounts payable, resulted in an estimated $34.4 million increase in cash outflows due to increased metal prices and the timing of vendor payments. Inventory resulted in an estimated $22.7 million increase in cash outflows due to increased inventory quantities as a result of timing of inventory purchases, partially offset by improved inventory turns. Increased net income and other adjustments thereto partially offset these unfavorable fluctuations.
Net cash provided by operating activities increased by $7.1 million in 2016 as compared to 2015 due to increased cash generated from earnings and less cash generated from working capital. Cash from earnings increased $26.9 million, the largest fluctuations being in deferred income taxes ($11.9 million due to favorable temporary items in 2016 as compared to 2015) and loss on extinguishment of debt ($20.3 million due to our debt refinancing in July 2016). Cash from working capital changes decreased $19.8 million as inflows from improved inventory management were more than offset by increased investments in net accounts receivable and accounts payable resulting from increased volumes and less of a benefit in 2016 from decreased metal prices.
Cash flows from investing activities
Net cash used in investing activities in 2017 increased due to $40.0 million of cash outflows related to the Alumet acquisition completed on November 1, 2017. Cash flows from investing activities in 2015 benefited from $8.0 million of proceeds from the sale of our joint venture. We made $2.3 million, $9.6 million and $2.5 million of capital expenditures in each of the 2017, 2016 and 2015 fiscal years, respectively, on technology investments related to our upgraded ERP systems.

Cash flows from financing activities
Net cash used in financing activities improved by $42.7 million as we refinanced all of our debt instruments in 2016, bought back and redeemed all of our Senior Secured Notes and entered into a new ABL and Term Loan B facility, resulting in a net cash outflow of $50.9 million. In 2015, we used $32.2 million to buy back Senior Secured Notes in the open market. See further discussion in Note 10, “Financing,” to our consolidated financial statements, which are included elsewhere in this report.
Furthermore, our stock buy-backs increased by $4.3 million as compared to the prior year. Note, we do not have a program authorized by our Board of Directors to buy back our stock on the open market. Accordingly, our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on the vesting and exercise of share-based compensation awards.
Outstanding Indebtedness
During 2015 and through July 18, 2016, our debt facilities consisted of Senior Secured Notes and a former ABL Facility. During the year ended December 31, 2015, we purchased in the open market an aggregate of $29.7 million principal amount of our then existing Senior Secured Notes for an aggregate purchase price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
During the year ended December 31, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our then existing Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest.
On July 18, 2016, we obtained a new Term Loan B Facility and used a portion of the proceeds to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the then existing Senior Secured Notes (“Indenture”), we called and terminated the notes at a redemption price of 104.75% plus accrued interest.
We recognized a loss on the extinguishment of debt in the year ended December 31, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). Commencing on December 30, 2016, we began making quarterly payments of $0.8 million ($3.2 million annually) with the balance expected to be due on July 18, 2023.
On July 18, 2017, we amended the credit agreements governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”) and our ABL Facility (“Amended ABL Credit Agreement”) for the following changes:

•
A 100 basis point reduction in our interest rate on our Term Loan B Facility. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 2.25% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 3.25% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement). At December 31, 2017, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 4.875%;

•	The removal of the net leverage financial maintenance covenant in the Term Loan B Credit Agreement;

•	Instituting a new soft call prepayment penalty of 1.00% for six months after the refinancing date on our Term Loan B Facility; and

•	An increased capacity to make certain restricted payments.

The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. Since December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time
ABL Facility
We have an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit. Maturing on July 19, 2021, we entered into this credit agreement with a syndicate of lenders on July 18, 2016 (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) when we refinanced out of the already existing asset-based lending facility.
As of December 31, 2017, available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
The ABL Credit Agreement requires us to prepay or cash collateralize the applicable portion of any outstanding revolving loans under circumstances as are customary in agreements of this type. However, we may voluntarily repay and reborrow outstanding loans under the ABL Facility at any time without a premium or penalty, other than customary “breakage” costs with respect to loans made utilizing the Adjusted LIBO Rate (as defined in the ABL Credit Agreement).
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
A violation of covenants under either of the Credit Agreements may result in default in that agreement or a cross-default in the other agreement, as applicable. Upon the occurrence of an event of default under one or both of the Credit Agreements, the requisite lenders could elect to declare all amounts of such indebtedness outstanding immediately due and payable and terminate any commitments to extend further credit.
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
As of December 31, 2017, we were in compliance with all of the covenants relating to the Credit Agreements.

Contractual Obligations
The following table illustrates our contractual commitments as of December 31, 2017:

Contractual commitments
(in millions)	2018	2019	2020	2021	2022	Beyond	Total
Term Loan B—Principal (a)	$3.2	$3.2	$3.2	$3.2	$3.2	$300.0	$316.0
Term Loan B—Interest (b)	15.3	15.2	15.0	14.9	14.7	8.0	83.1
Capital Lease Obligation (c)	2.0	1.4	0.4	0.3	0.2	—	4.3
Purchase Obligations	187.5	2.1	—	—	—	—	189.6
IAM National Pension Fund	4.0	4.1	4.1	4.3	3.8	—	20.3
Leases	3.7	2.7	1.6	1.1	0.4	0.4	9.9
Total	$215.7	$28.7	$24.3	$23.8	$22.3	$308.4	$623.2

(a)
Represents quarterly payments required in connection with the Term Loan B Facility. As discussed in “Liquidity and Capital Resources—Outstanding Indebtedness,” we are also subject to excess cash flow sweep payments depending on the total net leverage ratio from time to time; however, it is not practicable to estimate these payments.

(b)
Assumes that interest will be paid on the Term Loan B Facility at the rate prevailing at December 31, 2017. Future interest rates may change and actual interest payments could differ from those disclosed in the table above.

(c)	Represents principal and interest portion of capital lease obligation.
We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us (i.e. non-cancelable) that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or London Metal Exchange (“LME”) prices at the time of delivery, market metal prices as of December 31, 2017, as well as energy and utility prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.
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

The ABL Facility bears interest at variable rates, and the outstanding amounts under the ABL Facility will vary from time to time, so estimating future interest and principal payments under the ABL Facility is not practicable. The ABL Facility matures on July 19, 2021.
At December 31, 2017, we had a noncurrent liability for workers’ compensation of $9.4 million, but as we are unable to reasonably estimate the ultimate timing of settlement, it is not practical to present annual payment information.
At December 31, 2017, we had a liability for uncertain tax positions, including interest and penalties, of $27.3 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.

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
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this report. There have been no significant changes to our critical accounting policies or estimates for the year ended December 31, 2017.
Revenue Recognition
We recognize revenue when title and risk of loss are transferred to customers, which is generally the date product is shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Rebates and returns are estimated based upon our historical experience, combined with a review of current developments. The allowance for doubtful accounts is estimated based upon our historical experience, combined with a review of current developments and the specific identification method of accounts for which payment has become unlikely. Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected as a component of cost of sales.
We defer the revenue from the sales of the unprocessed metal to toll customers (and the corresponding deferred expense for the sales) until the product has been manufactured and shipped. The deferred revenue is recorded within accrued liabilities and the related deferred expense is recorded within prepaid expenses and other current assets on the consolidated balance sheets.

Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 65% and 70% of total inventory at December 31, 2017 and 2016, respectively.
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
Purchase Accounting
Determining the fair value of certain assets, liabilities and subsidiaries assumed in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. Some of the more significant estimates and assumptions used in valuing our acquisition of the worldwide metals business of Olin Corporation in 2007 and our acquisition of the tradename, customer relationships, non-compete agreements and leasehold interests of Alumet in November 2017 included projected future cash flows and discount rates reflecting the risk inherent in future cash flows.
We recognize goodwill related to acquisitions when the purchase price exceeds the fair value of net assets. For the acquisition of the worldwide metals business of Olin Corporation, the estimated fair value of the net assets exceeded the purchase price, thus creating negative goodwill under then current GAAP guidance. As such, noncurrent assets were assigned no value in the acquisition from Olin Corporation.

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
In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2017, we did not hold assets or liabilities requiring a Level 3 measurement, and there were no transfers between the hierarchy levels during 2017 or 2016. We do not use hedge accounting for our derivative contracts. All gains and losses are recorded as cost of sales in the consolidated statements of operations as these contracts are marked to market each period.
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
The following tables set forth the impact of a 10% price change on our hedging positions as of December 31, 2017 and December 31, 2016, respectively.

(in millions)
December 31, 2017	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$12.8	$14.9	$2.1	$1.5
Energy and utilities	3.8	3.4	(0.4)	0.3
Totals	$16.6	$18.3	$1.7	$1.8

December 31, 2016	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$6.7	$8.9	$2.2	$0.9
Energy and utilities	1.2	1.4	0.2	0.1
Totals	$7.9	$10.3	$2.4	$1.0
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
Interest Rates
We are exposed to volatility in interest rates and expense under the terms of our credit agreements. Interest rates under the ABL Facility and the Term Loan B Facility are comprised of a base rate and margin. The ABL Facility and the Term Loan B Facility provide the option of a LIBOR or alternate base rate (as defined in the agreements governing the credit facilities) and the Term Loan B Facility rate is subject to a total net leverage ratio pricing grid set forth in the agreement governing the Term Loan B Facility. We had no amounts outstanding under the ABL Facility during 2017; however, an increase of 1% in the interest rates on our Term Loan B Facility would have increased our 2017 debt service requirements by approximately $2.9 million.
Foreign Exchange
We have international operations that accounted for approximately 6% of our net sales in 2017. The functional currency of our operating subsidiaries is the related local currency, and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2017, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.2 million. Gains or losses from currency translation primarily relate to our operations in China (Olin Luotong Metals) and Mexico (A.J. Oster Mexico).

We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. As our results of operations historically have not been materially affected by foreign currency transaction gains and losses, we do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2017, foreign currency transaction gains and losses resulted in a reduction of income before provision for income taxes of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Brass and Copper Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Brass and Copper Holdings, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes for each of the three years in the period ended December 31, 2017 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Alumet from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Alumet from our audit of internal control over financial reporting. Alumet is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Chicago, IL
March 1, 2018

We have served as the Company’s auditor since 2008.

Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets

	As of
(in millions, except share and par value data)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$59.0	$88.2
Accounts receivable (net of allowance of $1.0 and $0.5 at December 31, 2017 and December 31, 2016, respectively)	197.9	134.0
Inventories	208.1	163.7
Prepaid expenses and other current assets	33.3	18.3
Income tax receivable	3.6	5.4
Total current assets	501.9	409.6
Property, plant and equipment, net	142.9	130.4
Goodwill	4.5	4.4
Intangible assets, net	2.0	0.4
Deferred income taxes	16.1	34.1
Other noncurrent assets	6.5	3.7
Total assets	$673.9	$582.6
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$4.5
Accounts payable	117.1	88.9
Accrued liabilities	57.9	45.0
Accrued interest	0.2	0.2
Income tax payable	0.5	1.3
Total current liabilities	180.7	139.9
Noncurrent portion of debt	309.0	311.5
Other noncurrent liabilities	37.1	36.0
Total liabilities	526.8	487.4
Commitments and contingencies (Note 15)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,133,764 and 21,712,216 shares issued at December 31, 2017 and December 31, 2016, respectively	0.2	0.2
Additional paid-in capital	54.5	45.0
Retained earnings	97.1	51.2
Treasury stock - 226,576 and 79,149 shares at December 31, 2017 and December 31, 2016, respectively	(6.6)	(1.5)
Accumulated other comprehensive loss	(2.9)	(4.1)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	142.3	90.8
Noncontrolling interest	4.8	4.4
Total equity	147.1	95.2
Total liabilities and equity	$673.9	$582.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Net sales	$1,560.8	$1,338.5	$1,506.2
Cost of sales	(1,376.8)	(1,156.9)	(1,335.9)
Gross profit	184.0	181.6	170.3
Selling, general and administrative expenses	(83.8)	(82.8)	(83.2)
Operating income	100.2	98.8	87.1
Interest expense, net	(17.6)	(26.2)	(39.1)
Loss on extinguishment of debt	(0.2)	(23.4)	(3.1)
Gain on sale of investment in joint venture	—	—	6.3
Other income (expense), net	3.0	0.2	0.2
Income before provision for income taxes and equity income	85.4	49.4	51.4
Provision for income taxes	(33.9)	(16.6)	(15.9)
Income before equity income	51.5	32.8	35.5
Equity income, net of tax	—	—	0.3
Net income	51.5	32.8	35.8
Net income attributable to noncontrolling interest	(0.6)	(0.6)	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	$32.2	$35.6
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$2.35	$1.50	$1.67
Diluted	$2.30	$1.49	$1.66
Weighted average common shares outstanding:
Basic	21.7	21.4	21.3
Diluted	22.1	21.6	21.4
Dividends declared per common share	$0.1950	$0.1500	$0.1500

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income	$51.5	$32.8	$35.8
Other comprehensive income (loss):
Foreign currency translation adjustment	1.4	(2.8)	(2.5)
Income tax benefit on foreign currency translation adjustment	—	0.7	0.7
Comprehensive income	52.9	30.7	34.0
Comprehensive income attributable to noncontrolling interest	(0.8)	(0.3)	(0.1)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$52.1	$30.4	$33.9
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings / (accumulated deficit)	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	21,340,207	$0.2	$32.5	$(10.1)	$(0.4)	$(0.6)	$21.6	$4.4	$26.0
Share-based compensation	172,678	—	4.2	—	—	—	4.2	—	4.2
Exercise of stock options	11,798		0.1	—	—	—	0.1	—	0.1
Share repurchases	(17,529)	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Excess tax benefit on share-based compensation	—	—	0.1	—	—	—	0.1	—	0.1
Dividends declared	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	35.6	—	—	35.6	0.2	35.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1.7)	(1.7)	(0.1)	(1.8)
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	117,267	—	6.9	—	—	—	6.9	—	6.9
Exercise of stock options	41,066	—	0.5	—	—	—	0.5	—	0.5
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.7	—	—	—	0.7	—	0.7
Dividends declared	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income			—	32.2		—	32.2	0.6	32.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1.8)	(1.8)	(0.3)	(2.1)
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	383,167	—	8.2	—	—	—	8.2	—	8.2
Exercise of stock options	38,381	—	0.8	—	—	—	0.8	—	0.8
Share repurchases	(147,427)	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	50.9	—	—	50.9	0.6	51.5
Other comprehensive income (loss)	—	—	—	—	—	1.2	1.2	0.2	1.4
Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.1	$(6.6)	$(2.9)	$142.3	$4.8	$147.1
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$51.5	$32.8	$35.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(3.6)	(1.7)	6.6
Unrealized (gain) loss on derivatives	0.8	(3.1)	(0.6)
Depreciation	18.5	14.8	13.5
Amortization of intangible assets	0.1	0.1	0.1
Amortization of debt discount and issuance costs	1.3	2.0	2.8
Loss on extinguishment of debt	0.2	23.4	3.1
Uncertain tax positions	2.1	—	—
Share-based compensation expense	8.2	6.9	4.2
Provision for bad debts, net of reductions	0.1	(0.3)	0.3
Deferred income taxes	18.0	4.6	(7.3)
Loss on disposal of property, plant and equipment	—	0.1	0.4
Gain on sale of investment in joint venture	—	—	(6.3)
Equity earnings, net of distributions	—	—	0.1
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(49.8)	(15.0)	31.4
Inventories	(9.7)	13.0	4.8
Prepaid expenses and other current assets	(15.0)	2.8	9.3
Accounts payable	18.9	18.5	(11.6)
Accrued liabilities	7.7	0.7	(3.5)
Accrued interest	—	(2.8)	(0.2)
Income taxes, net	0.9	(1.2)	5.7
Other, net	(1.0)	0.4	0.3
Net cash provided by (used in) operating activities	49.2	96.0	88.9
Cash flows from investing activities
Capital expenditures	(24.7)	(34.4)	(21.4)
Business acquisition	(40.0)	—	—
Proceeds from sale of property, plant and equipment	0.1	0.1	0.1
Proceeds from sale of investment in joint venture	—	—	8.0
Net cash used in investing activities	(64.6)	(34.3)	(13.3)
Cash flows from financing activities
Borrowings on ABL Facility	0.8	1.2	1.2
Payments on ABL Facility	(0.8)	(1.2)	(1.2)
Retirement of Senior Secured Notes	—	(345.3)	(29.7)
Premium payment on extinguishment of debt	—	(17.0)	(2.5)
Payments of debt issuance costs	(0.2)	(5.4)	—
Proceeds from term loan, net of discount	8.7	316.8	—
Payments on term loan	(11.9)	(0.8)	—
Principal payments under capital lease obligation	(1.3)	(1.1)	(1.0)
Dividends paid	(4.4)	(3.2)	(3.2)
Distribution to noncontrolling interest owner	(0.4)	(0.2)	(0.2)
Proceeds from exercise of stock options	0.8	0.5	0.1
Share repurchases	(5.1)	(0.8)	(0.3)
Net cash used in financing activities	(13.8)	(56.5)	(36.8)
Effect of foreign currency exchange rates	—	(0.5)	0.1
Net increase (decrease) in cash	(29.2)	4.7	38.9
Cash and cash equivalents at beginning of period	88.2	83.5	44.6
Cash and cash equivalents at end of period	$59.0	$88.2	$83.5
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$5.0	$4.1	$4.3
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$16.8	$27.0	$36.5
Income taxes, net of refunds	$12.6	$13.3	$17.5
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

1. Organization and Formation of the Company
Global Brass and Copper Holdings, Inc. (“Holdings,” “GBC,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware, on October 10, 2007. Holdings commenced commercial operations on November 19, 2007 with the acquisition of the metals business from Olin Corporation. On May 23, 2013, we completed our initial public offering on the New York Stock Exchange and our shares of common stock began trading under the ticker symbol “BRSS.”
We are a leading, value-added converter, fabricator, processor and distributor of specialized non-ferrous products in North America. We operate through three distinct, reportable segments: GBC Metals, LLC (“Olin Brass”), Chase Brass and Copper Company, LLC (“Chase Brass”) and A.J. Oster, LLC (“A.J. Oster”). We also have a Corporate entity which includes certain administrative costs and expenses and the elimination of intercompany balances.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires us to make estimates and assumptions that affect the reported amount of net sales and expenses during the reporting period. Actual amounts could differ from those estimates.
Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2017 approximates fair value.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade receivables for amounts billed to customers for products sold and other receivables. The determination of collectability of our accounts receivable requires us to make frequent judgments and estimates in order to determine the appropriate allowance needed for doubtful accounts. In circumstances where we are aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), we record an allowance for bad debts equal to the amount we believe is not collectible. For all other customers, we recognize allowances for bad debts based on historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the estimate of the allowance could change by a material amount. Accounts are written off once deemed to be uncollectible.
Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of metal costs. The metals component of inventory is valued on a last-in, first-out (“LIFO”) basis, and comprised approximately 65% and 70% of total inventory at December 31, 2017 and 2016, respectively. All other inventory components, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

(“FIFO”) basis. In addition to the cost of material, finished goods inventory includes costs for depreciation, utilities, consumable production supplies, maintenance, production wages and transportation.
Inventories are valued at the lower of cost or market. The market price of metals used in production and related scrap is subject to volatility. We evaluate the need to record adjustments to inventory values on a regular basis. During periods when open market prices decline below carrying value, we record a provision to reduce the carrying value of inventory. Additionally, we record an estimate for slow moving and obsolete inventory based upon product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. Our policy is to include all types of inventory, including raw material, work-in-process, finished goods, and spare parts, in the evaluation of slow moving and obsolete reserves. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. We depreciate property, plant and equipment, which includes assets under capital leases, using the straight-line method based on the estimated useful lives of the assets as they are placed into service. Property, plant and equipment are generally depreciated over their useful lives as detailed in the notes to the accompanying consolidated financial statements. Depreciation expense is recorded in cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset.
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
We review property, plant and equipment for impairment when a change in events or circumstances indicates that the carrying value of the assets may not be recoverable. We determine the fair value of our asset group through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals.
Acquisitions and Goodwill
All acquisitions are accounted for using the acquisition method as prescribed by ASC 805, Business Combinations. The purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.
Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We perform our annual goodwill impairment test as of October 31 and monitor for interim triggering events on an ongoing basis.
We utilized the qualitative goodwill evaluation model for our annual goodwill impairment test conducted as of October 31, 2017. Based on the results of that qualitative assessment, we believe it was more likely than not that the fair value of the reporting units exceeded their carrying values as of October 31, 2017, indicating no impairment of goodwill. On November 1, 2017, our A.J. Oster subsidiary acquired certain assets and assumed certain liabilities of Unimet Metal Supply, Inc. and Alliance Service Centers, Inc. (together “Alumet”). We did not evaluate the goodwill recorded for the Alumet acquisition due to the proximity of the acquisition date to our December 31, 2017 year end and the absence of any triggering events during this period that would indicate impairment.
Intangible Assets
We record finite-lived intangible assets at fair value under the purchase method of accounting and amortize them over their useful lives using the straight-line method. We record amortization expense related to intangible assets in selling, general and administrative expenses. We review identifiable finite-lived intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. We do not have any indefinite-lived intangible assets as of December 31, 2017 or 2016. Accumulated amortization on intangible assets was $1.4 million and $1.3 million as of December 31, 2017 and 2016, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We expect to incur amortization expense related to intangible assets in subsequent years as follows:

(in millions)
Year	Amortization
2018	$0.4
2019	0.4
2020	0.2
2021	0.1
2022	0.1
Thereafter	0.8
$2.0
Deferred Financing Fees
We amortize deferred financing fees incurred in connection with the issuance of debt as non-cash interest expense over the terms of the debt agreements. We present unamortized balances of deferred financing fees incurred in connection with the issuance of our long-term debt facilities in the noncurrent portion of debt in our consolidated balance sheets and amortize them using the effective interest method over the term of the debt facility. We present the unamortized balances of deferred financing fees incurred in connection with the issuance of our asset based loan facility in other noncurrent assets in our consolidated balance sheets and amortize them on a straight-line basis over the term of the facility.
Derivative Contracts
Our operating activities expose us to a variety of market risks, including risks related to fluctuations in commodity prices, energy costs, foreign currency exchange rates, and interest rates. We monitor and manage these financial exposures as an integral part of our overall risk-management program. We do not enter into derivative contracts for speculation purposes where the objective is to generate profits. We have not applied hedge accounting to our derivative contracts in 2017, 2016 or 2015. We include the fair value of the derivative contracts as assets or liabilities in our consolidated balance sheet and recognize all amounts paid and received and changes in fair value of derivative contracts, including unrealized gains and losses, as adjustments to income in the accompanying consolidated statements of operations.
Treasury Stock
Our Board of Directors has not enacted a program to purchase our common stock in the open market. However, we periodically purchase shares of our common stock from employees as part of equity-based compensation programs. These purchases are reflected at cost within treasury stock in the consolidated balance sheets.
Share-Based Compensation
We have one share-based compensation plan, which is described in Note 16, “Share-based Compensation.” Pursuant to this plan, we have granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. See Note 16, “Share-based Compensation” for further detail.
Revenue Recognition
We recognize revenue when title and risk of loss are transferred to customers, which is generally the date products are shipped. Estimates for future rebates on certain product lines and product returns are recognized in the period in which the revenue is recorded. Such rebates were not material for 2017, 2016 or 2015.
We defer the expense and revenue associated with sales of scrap metal to toll customers in prepaid expenses and accrued liabilities, respectively, in our consolidated balance sheets. The unprocessed metal is held for the account of the toll customers at our premises, together with our other inventory. We defer these sales until the finished product has been manufactured and shipped and we recognize the corresponding revenue and expense.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Shipping and Freight
Billings to customers for shipping costs are included in net sales and the cost of shipping product to those customers is reflected in cost of sales in the accompanying consolidated statements of operations.
Provision for Income Taxes
We use the asset and liability approach to record our provision for income taxes. We measure our current and deferred income taxes payable by applying the provisions of enacted tax laws. Deferred income taxes are provided for temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. We record a valuation allowance to reduce deferred tax assets when we determine it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.
Foreign Currency Translation
We translate the financial statements of our foreign subsidiaries into United States dollars in accordance with ASC 830, Foreign Currency Matters. The functional currency of our foreign subsidiaries is the local currency. We translate the consolidated statements of operations of our foreign operations at weighted-average exchange rates for the periods. We translate their assets and liabilities at period-end exchange rates and equity transactions at historical rates. Gains and losses resulting from the translation adjustment are reported as a component of other comprehensive income (loss). We record the income tax effect of currency translation adjustments related to foreign subsidiaries and joint ventures that are not considered indefinitely reinvested as a component of deferred taxes with an offset to other comprehensive income (loss).
Concentrations of Credit Risk and Certain Other Exposures
We sell and distribute our products to a wide range of companies primarily in the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components and industrial machinery and equipment markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. In 2015, sales to one major customer amounted to 12% of consolidated net sales. In 2017 and 2016, no customer represented 10% or more of consolidated net sales.
We use various strategies to minimize the impact of changes in the base metal prices between the date of order from a customer and the date of sale to a customer. Generally, we price a forward replacement purchase of an equivalent amount of copper and other metals under flexible pricing arrangements with our suppliers at the same time that we determine the forward selling price of finished products to our customers. We have various sources of raw materials and are not materially dependent on any one supplier.
As of December 31, 2017, approximately 56% of our employees at various sites were members of unions. Generally, our various agreements with unions in the United States have contractual terms which range from 1 to 5 years. Since our establishment in November 2007, we have not experienced any work stoppages at any of our facilities.
We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our obligations may be impacted by the plan’s funded status, investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given the facts that the IAM Plan is over funded, many other participating employers are much larger than us, and the large number of participating employers in the plan, we do not view this to be a significant risk.
Self-Insurance Programs
We are self-insured up to a retention amount for workers’ compensation claims and benefits paid under employee health care programs. Accruals for employee health care liabilities are primarily based on the estimated, undiscounted cost of claims, which includes claims incurred but not yet reported to us. We estimate liabilities for workers’ compensation benefits and related expenses for claims, in part, by considering historical claims experience and undiscounted claims estimates provided by insurance carriers, third-party administrators, and actuaries. Our accruals for self-insurance liabilities are sufficient to cover outstanding claims, including those incurred but not yet reported to us as of the estimation date.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Environmental Reserves and Environmental Expenses
We recognize an environmental liability when it is probable the liability exists and the amount is reasonably estimable. We estimate the duration and extent of our remediation obligations based upon internal analyses of clean-up costs, ongoing monitoring costs and estimated legal fees, communications with regulatory agencies and changes in environmental law. If we were to determine that our estimates of the duration or extent of environmental obligations were no longer accurate, we would adjust our environmental liabilities accordingly in the period that such determination is made. We do not discount estimated future expenditures for environmental remediation to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.
Environmental expenses that relate to ongoing operations are included as a component of cost of sales in the accompanying consolidated statement of operations.
Recently Issued and Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, presentation of awards as either equity or liabilities, presentation in the statement of cash flows and accounting for forfeitures. The provisions of ASU 2016-09 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. As allowed under the new guidance, we have elected to change our accounting policy to now recognize forfeitures as they occur. As of January 1, 2017, the date we adopted this ASU, the $0.5 million cumulative effect of that change in accounting policy resulted in a decrease to retained earnings and increase to additional paid-in capital. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard and prospectively since the date we adopted this ASU, we are recording excess tax benefits and tax deficiencies as an income tax benefit or provision in the consolidated statements of operations. The guidance also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. We have elected to retrospectively adjust the cash flow classification, resulting in increases of $0.7 million and $0.1 million in cash from operating activities for the years ended December 31, 2016 and December 31, 2015, respectively, with corresponding decreases to cash from financing activities during these periods.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-02 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements. We have approximately $9.9 million of future minimum lease payments on non-cancelable operating leases as of December 31, 2017.
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
We will adopt the new revenue standard on January 1, 2018 using the full retrospective approach. We established a cross-functional implementation team to assess all potential impacts of this standard. We determined key factors from the five-step process to recognize revenue as prescribed by the new standard and identified significant customers and contracts from each business unit. We substantially completed the review of these contracts. Evaluation of the provisions of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

(including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), is in process. We will complete this process and the assessment of any impact to our internal control environment before the filing of our first quarter 10-Q in 2018.
Although we are still in the evaluation process, our work to date indicates that we will change the timing of when we recognize revenue from unprocessed metal sales to toll customers, payment discounts and tooling revenue. We are currently in the process of determining the expected quantitative impact that the adoption of Topic 606 will have on our financial statements. Our assessment to date, which is still incomplete, has not resulted in any material changes.
3. Earnings Per Share
We compute basic earnings per share using the weighted-average number of common shares outstanding and diluted earnings per share using the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include nonvested share awards and stock options for which the exercise price was less than the average market price of our outstanding common stock. We include nonvested performance-based share awards in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	$32.2	$35.6
Denominator
Weighted-average common shares outstanding	21.7	21.4	21.3
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.4	0.2	0.1
Weighted-average common shares outstanding, assuming dilution	22.1	21.6	21.4

Anti-dilutive shares excluded from above	0.1	0.1	—
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$2.35	$1.50	$1.67
Diluted	$2.30	$1.49	$1.66
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
Chase Brass is a leading manufacturer of brass rod in North America. Chase Brass primarily manufactures rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, lead content, corrosion resistance and moderate strength, making it especially suitable for forging and machining products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components and industrial machinery and equipment.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A.J. Oster has historically been a processor and distributor of primarily copper and copper-alloy sheet, strip, and foil. However, with the acquisition of the Alumet business on November 1, 2017, A.J. Oster expanded its product portfolio into aluminum sheet and coated aluminum products. The acquisition also expanded its presence in the signage (aluminum) and roofing (copper and copper-alloy) markets within the building and housing industry. A.J. Oster historically operated six strategically located service centers in the U.S., Puerto Rico, and Mexico and, with the Alumet acquisition, added five more service centers, including those in the South and Southeast where A.J. Oster had no presence. Each A.J. Oster service center reliably provides products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.
Corporate includes compensation for corporate executives, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense, state and federal income taxes, certain overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
The Chief Operating Decision Maker evaluates segment performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA.
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a LIFO layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	income accretion related to Dowa Olin Metal Corporation (the “Dowa Joint Venture”);

•	restructuring and other business transformation charges;

•	inventory step-up costs related to acquisition accounting;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Below is a reconciliation of adjusted EBITDA of operating segments to income before provision for income taxes and equity income:

	Year Ended December 31,
(in millions)	2017	2016	2015
Net Sales, External Customers
Olin Brass	$646.5	$554.1	$670.5
Chase Brass	590.8	501.7	542.5
A.J. Oster	323.5	282.7	293.2
Total net sales, external customers	$1,560.8	$1,338.5	$1,506.2
Intersegment Net Sales
Olin Brass	$79.0	$75.5	$51.4
Chase Brass	0.1	1.0	1.6
A.J. Oster	0.1	—	0.1
Total intersegment net sales	$79.2	$76.5	$53.1
Adjusted EBITDA
Olin Brass	$51.0	$49.8	$48.3
Chase Brass	73.2	68.0	68.9
A.J. Oster	14.8	18.4	15.8
Total adjusted EBITDA of operating segments	139.0	136.2	133.0
Corporate	(8.7)	(17.7)	(11.9)
Depreciation expense	(18.5)	(14.8)	(13.5)
Amortization of intangible assets	(0.1)	(0.1)	(0.1)
Interest expense, net	(17.6)	(26.2)	(39.1)
Net income attributable to noncontrolling interest	0.6	0.6	0.2
Unrealized gain (loss) on derivative contracts (a)	(0.8)	3.1	0.6
LIFO liquidation (loss) gain (b)	(1.0)	(1.9)	(0.1)
Refinancing costs (c)	(0.9)	(23.4)	(3.1)
Equity method investment income (d)	—	—	(0.1)
Specified legal / professional expenses (e)	(1.3)	(1.2)	(2.8)
Lower of cost or market adjustment to inventory (f)	3.6	1.7	(6.6)
Share-based compensation expense (g)	(8.2)	(6.9)	(4.2)
Restructuring and other business transformation charges (h)	(0.4)	—	(0.9)
Step-up costs from acquisition accounting	(0.3)	—	—
Income before provision for income taxes and equity income	$85.4	$49.4	$51.4

(a)	Represents unrealized gains / losses on derivative contracts.

(b)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

(c)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(d)	Excludes accretion income of $0.2 million for 2015. Equity method investment income is exclusive to Olin Brass. In 2015, we sold our investment in the Dowa Joint Venture.

(e)
Represents selected professional fees for accounting, tax, legal, and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(f)	Represents the impact of lower of cost or market adjustments to domestic metal inventory. This impact is included in the Corporate entity results.

(g)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(h)	Restructuring and other business transformation charges in 2015 and 2017 represent severance charges at Olin Brass.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31,
(in millions)	2017	2016	2015
Depreciation and amortization
Olin Brass	$10.8	$9.2	$8.6
Chase Brass	5.7	4.9	4.3
A.J. Oster	2.0	0.5	0.4
Corporate	0.1	0.3	0.3
Total depreciation and amortization	$18.6	$14.9	$13.6

LIFO liquidation (loss)/gain
Olin Brass	$(1.0)	$(1.6)	$0.1
Chase Brass	—	(0.3)	—
A.J. Oster	—	0.1	(1.0)
Corporate	—	(0.1)	0.8
Total LIFO liquidation (loss)/gain	$(1.0)	$(1.9)	$(0.1)

Interest expense, net
Olin Brass	$0.3	$0.3	$0.4
Corporate	17.3	25.9	38.7
Total interest expense, net	$17.6	$26.2	$39.1

Capital expenditures
Olin Brass	$13.5	$15.1	$10.0
Chase Brass	6.7	10.0	8.0
A.J. Oster	4.3	9.3	3.4
Corporate	0.2	—	—
Total capital expenditures	$24.7	$34.4	$21.4

	As of December 31,
(in millions)	2017	2016
Total Assets
Olin Brass	$284.6	$230.8
Chase Brass	143.1	120.4
A.J. Oster	171.9	99.6
Corporate	74.3	131.8
Total assets	$673.9	$582.6
Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

	Year Ended December 31,
(in millions)	2017	2016	2015
Net sales:
United States	$1,472.0	$1,261.6	$1,421.5
Asia Pacific	44.0	37.1	41.1
Mexico	44.8	39.8	43.6
Total net sales	$1,560.8	$1,338.5	$1,506.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Substantially all long-lived assets are maintained in the United States.
In 2015, net sales to one Olin Brass customer amounted to $185.5 million, which represented 12% of our consolidated net sales for 2015. No customer represented 10 percent or more of consolidated revenues in 2017 or 2016.
5. Inventories
Inventories were as follows:

	As of December 31,
(in millions)	2017	2016
Raw materials and supplies	$23.2	$22.7
Work-in-process	73.5	65.6
Finished goods	111.4	75.4
Total inventories	$208.1	$163.7
We recorded adjustments for certain domestic, non-copper metal inventory during 2017, 2016 and 2015 resulting from the fluctuations in market value of these metals. These adjustments decreased cost of sales by $3.6 million and $1.7 million in 2017 and 2016, respectively, and increased cost of sales by $6.6 million in 2015.
During 2017, 2016 and 2015, we reduced the quantity of certain domestic metal inventory, resulting in a liquidation of LIFO inventory layers. These reductions increased cost of sales by $1.0 million, $1.9 million and $0.1 million in 2017, 2016 and 2015, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values.

	As of December 31,
(in millions)	2017	2016
Market value	$329.1	$232.9
As reported	208.1	163.7
Excess of market over reported value	$121.0	$69.2
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of December 31,
(in millions)	2017	2016
Deferred cost of sales - toll customers	$21.4	$4.0
Workers’ compensation plan deposits	3.8	6.3
Derivative contract assets	2.0	2.8
Prepaid insurance	1.9	1.7
Prepaid tooling	0.2	—
Other	4.0	3.5
Total prepaid expenses and other current assets	$33.3	$18.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

7. Property, Plant and Equipment
Property, plant and equipment balances, including assets under capital lease, were as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2017	2016
Land improvements	$3.6	$3.2	12 - 20
Buildings and building improvements	29.9	26.0	20 - 50
Machinery and equipment	175.3	130.3	3 - 12
Leasehold improvements	1.7	1.1
Construction-in-process	11.4	31.1
Gross property, plant and equipment	221.9	191.7
Accumulated depreciation	(79.0)	(61.3)
Property, plant and equipment, net	$142.9	$130.4
Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.
We capitalized interest relating to the construction of long-term assets in the amount of $0.1 million in 2017, $1.1 million in 2016 and $0.2 million in 2015.
As of December 31, 2017, assets recorded under capital lease obligations totaled $7.6 million and related accumulated depreciation totaled $4.3 million. As of December 31, 2016, assets recorded under capital lease obligations totaled $6.0 million and related accumulated depreciation totaled $3.0 million. Interest recorded on capital lease obligations is included in interest expense in the accompanying consolidated statements of operations.
8. Investment in Joint Venture
In early 2015, we received a cash dividend from the Dowa Joint Venture of $0.4 million which was recorded as a reduction in our investment in the Dowa Joint Venture.
In April 2015, we sold our 50% share of the Dowa Joint Venture to our joint venture partner, DOWA Metaltech Co. Ltd. for $8.0 million. Thus, we no longer own any portion of the Dowa Joint Venture. During 2015, we recognized a gain of $6.3 million and related tax expense of $1.5 million on the sale.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2017	2016
Deferred sales revenue - toll customers	$21.7	$4.0
Compensation and benefits	19.2	25.1
Workers’ compensation	2.9	3.0
Utilities	2.4	2.0
Insurance	1.9	3.1
Professional fees	1.6	1.8
Taxes	1.4	1.3
Tooling	0.2	—
Other	6.6	4.7
Total accrued liabilities	$57.9	$45.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

10. Financing
Long-term debt consisted of the following:

	As of December 31,
(in millions)	2017	2016
Term Loan B Facility	$316.0	$319.2
Deferred financing fees and discount on debt	(5.9)	(6.9)
Obligations under capital lease	3.9	3.7
Total debt	314.0	316.0
Current portion of debt	(5.0)	(4.5)
Noncurrent portion of debt	$309.0	$311.5
During 2015 and through July 18, 2016, our debt facilities consisted of Senior Secured Notes and a former ABL Facility. During the year ended December 31, 2015, we purchased in the open market an aggregate of $29.7 million principal amount of our then existing Senior Secured Notes for an aggregate purchase price of $32.2 million, plus accrued interest. As a result of these purchases, we recognized a loss on the extinguishment of debt of $3.1 million, which includes a premium of $2.5 million and the write-off of $0.6 million of unamortized debt issuance costs.
During the year ended December 31, 2016, we purchased in the open market an aggregate of $40.0 million principal amount of our then existing Senior Secured Notes, for an aggregate purchase price of $42.5 million, plus accrued interest.
On July 18, 2016, we obtained a new Term Loan B Facility and used a portion of the proceeds to redeem the remaining $305.3 million principal amount outstanding of our Senior Secured Notes. As part of this refinancing and in accordance with the indenture governing the then existing Senior Secured Notes (“Indenture”), we called and terminated the notes at a redemption price of 104.75% plus accrued interest.
We recognized a loss on the extinguishment of debt in the year ended December 31, 2016 of $23.4 million, which includes a premium of $17.0 million and the write-off of $6.4 million of unamortized debt issuance costs for both the Senior Secured Notes and the former ABL Facility.
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). Commencing on December 30, 2016, we began making quarterly payments of $0.8 million ($3.2 million annually) with the balance expected to be due on July 18, 2023.
On July 18, 2017, we amended the credit agreements governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”) and our ABL Facility (“Amended ABL Credit Agreement”) to make the following changes:

•
A 100 basis point reduction in our interest rate on our Term Loan B Facility. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 2.25% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 3.25% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement). At December 31, 2017, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 4.875%;

•	The removal of the net leverage financial maintenance covenant in the Term Loan B Credit Agreement;

•	Instituting a new soft call prepayment penalty of 1.00% for six months after the refinancing date on our Term Loan B Facility; and

•	An increased capacity to make certain restricted payments.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. Since December 31, 2017, we are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time
ABL Facility
We have an asset-based revolving loan facility that provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit. Maturing on July 19, 2021, we entered into this credit agreement with a syndicate of lenders on July 18, 2016 (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) when we refinanced out of the already existing asset-based lending facility.
As of December 31, 2017, available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
The ABL Credit Agreement requires us to prepay or cash collateralize the applicable portion of any outstanding revolving loans under circumstances as are customary in agreements of this type. However, we may voluntarily repay and reborrow outstanding loans under the ABL Facility at any time without a premium or penalty, other than customary “breakage” costs with respect to loans made utilizing the Adjusted LIBO Rate (as defined in the ABL Credit Agreement).
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
A violation of covenants under either of the Credit Agreements may result in default in that agreement or a cross-default in the other agreement, as applicable. Upon the occurrence of an event of default under one or both of the Credit Agreements, the requisite lenders could elect to declare all amounts of such indebtedness outstanding immediately due and payable and terminate any commitments to extend further credit.
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
As of December 31, 2017, we were in compliance with all of the covenants relating to the Credit Agreements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Capital Lease Obligations
Future minimum capital lease payments at December 31, 2017 are as follows:

(in millions)
2018	$2.0
2019	1.4
2020	0.4
2021	0.3
2022	0.2
Total	$4.3
Amount representing interest	(0.4)
Present value of minimum lease payments	$3.9
Current portion of capital lease obligations	(1.8)
Noncurrent portion of capital lease obligations	$2.1
11. Income Taxes
Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic	$77.2	$40.7	$45.5
Foreign	8.2	8.7	5.9
Total	$85.4	$49.4	$51.4
The provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current tax provision
U.S. federal	$11.2	$8.0	$18.8
State and local	1.8	1.2	2.5
Foreign	2.9	2.8	1.9
Total current	15.9	12.0	23.2
Deferred tax provision
U.S. federal	16.7	4.0	(5.9)
State and local	1.6	0.8	(1.0)
Foreign	(0.3)	(0.2)	(0.4)
Total deferred	18.0	4.6	(7.3)
Total provision	$33.9	$16.6	$15.9

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Statutory provision rate	35.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	2.6%	2.4%	2.0%
Section 199 manufacturing credit	(2.6)%	(2.0)%	(3.8)%
Incremental tax effects of foreign earnings	(0.4)%	(0.2)%	(0.8)%
Valuation allowance	—%	(2.0)%	(1.3)%
Stock compensation	(3.2)%	—%	—%
Tax reform adjustment	8.6%	—%	—%
Other	(0.3)%	0.4%	(0.2)%
Effective income tax rate	39.7%	33.6%	30.9%
Deferred tax assets and liabilities are comprised of the following:

	As of December 31,
(in millions)	2017	2016
Deferred tax assets
Inventory	$27.9	$47.0
Accruals and other reserves	—	7.1
Accounts receivable	1.4	0.6
UNICAP adjustment	1.9	1.6
Derivative contracts	0.3	0.1
Other	5.0	5.4
Valuation allowance	(0.6)	—
Total deferred tax assets, net of valuation allowance	$35.9	$61.8
Deferred tax liabilities
Fixed assets and intangibles	$16.8	$20.5
Accruals and other reserves	0.2	—
Investments in foreign entities	1.3	7.1
Financing fees	1.5	0.1
Total deferred tax liabilities	19.8	27.7
Net deferred tax asset	$16.1	$34.1
At December 31, 2017 and 2016, our deferred tax assets include $16.5 million and $24.0 million, respectively, related to the impact of the purchase price allocations to LIFO inventories for tax purposes on the bargain purchase gain on the original asset acquisition from Olin Corporation on November 19, 2007.
At December 31, 2017, we had a foreign tax credit carryforward of $1.4 million which can be utilized through 2026.
Deferred tax assets are recorded for the estimated future benefit of foreign tax credits and other temporary differences to the extent we believe these assets will be realized. A valuation allowance is recorded when we cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2016, we released the $1.0 million valuation allowance on foreign tax credits that existed at December 31, 2015. In 2017, we established a valuation allowance against our foreign tax credits of $0.6 million.
Prior to the 2017 Tax Act, we recorded deferred income taxes of $7.1 million on all historical earnings of our non-U.S. subsidiaries.  The transition tax under the 2017 Tax Act resulted in a reduction of the excess amount for financial reporting over the tax basis in our foreign subsidiaries. Deferred taxes have been recorded for foreign withholding and U.S. state

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

income taxes on $25.1 million of earnings of foreign consolidated subsidiaries expected to be repatriated, which represents our entire balance of earnings included in our transition tax.  We consider any excess of the amount for financial reporting over the tax basis of our investment in our foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.
Uncertain Tax Positions
We are subject to income taxation in several jurisdictions around the world. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we believe we have adequately reserved for any potential tax exposures at December 31, 2017. Our U.S. federal returns for the period ended December 31, 2014 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2013 and all subsequent periods remain open for audit.
At both December 31, 2017 and 2016, we had $25.2 million of unrecognized tax benefits, of which $8.5 million would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. There was $2.1 million of accrued interest and penalties as of December 31, 2017. There was no accrued interest and penalties as of December 31, 2016. Our liability for uncertain tax positions, including accrued interest and penalties, of $27.3 million and $25.2 million at December 31, 2017 and 2016, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.
A reconciliation of the summary of activity of our uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2016	$25.1
Additions for tax positions related to prior years	0.1
Reductions for tax positions related to prior years	—
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2016	$25.2
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2017	$25.2
2017 Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The 2017 Tax Act also establishes new tax laws that will affect 2018, including, but not limited to:

•	reduction of the U.S. federal corporate tax rate;

•	elimination of the corporate alternative minimum tax (AMT);

•	the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax;

•	a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;

•
a new provision designed to tax global, intangible, low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50% to offset the income tax liability (subject to some limitations);

•	a new limitation on the deductibility of interest expense;

•	the repeal of the domestic manufacturing activity deduction (the “Section 199 Manufacturing Credit”);

•	limitations on the deductibility of executive compensation;

•	limitations on the use of FTCs to reduce the U.S. income tax liability; and

•	limitations on net operating losses (NOLs) generated after December 31, 2017, to 80% of taxable income.
The following items make up the tax reform expense as shown in the effective tax rate table for 2017 and the basis point (bps) increase or decrease impact each had to our effective tax rate in 2017:

•	110 bps increase related to a one-time transition tax (net of foreign tax credits utilized) on our unremitted foreign earnings;

•	450 bps decrease related to the write-off of deferred tax liabilities related to the difference between the investment in our foreign subsidiaries on a book versus tax basis;

•	1,120 bps increase related to the remeasurement of all other deferred tax assets and liabilities based on the expected decrease in federal tax rate from the current 35% to the 21% rate;

•	70 bps increase related to establishing a valuation allowance on our remaining foreign tax credits given our expected decrease in the ability to use these credits in the future; and

•	10 bps increase related to an expected decrease in the deductibility of certain compensation expenses arising from the tax reform.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Other than the item noted below, we were able to make reasonable estimates of the impact of the Tax Act and have recorded provisional amounts for the transition tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, excessive compensation, uncertain tax positions and valuation allowances. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, treasury analysis, state tax conformity to federal tax changes and the impact of prospective tax related to the GILTI provisions.
At December 31, 2017, we were not able to reasonably estimate and, therefore, have not recorded deferred taxes for the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years, or in the period in which that tax was incurred.
12. Employee Defined Contribution Plans and Multi-Employer Pension Plans
We have a retirement savings plan (the “401k Plan”) for all of our domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the 401k Plan, subject to aggregate limits required by the Internal Revenue Code. The 401k Plan provides for discretionary matching contributions under certain circumstances, for employees based on location,

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

pay status and membership in a collective bargaining unit. In addition, we provide a retirement contribution to certain employees based on location and age. We contributed $8.7 million, $8.5 million and $7.9 million to the 401k Plan in 2017, 2016 and 2015, respectively, which is recorded as compensation expense in the year incurred.
Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM Pension Plan. The IAM Pension Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these multi-employer plans are different from single-employer plans, as we can be subject to additional risks if other employers do not meet their obligations. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given the facts that the IAM Pension Plan is over funded, many other participating employers are much larger than us, and the large number of participating employers in the plan, we do not view this to be a significant risk.
We recorded expense for contributions to the IAM Pension Plan of $3.4 million, $3.5 million and $3.8 million in 2017, 2016 and 2015, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. Our participation in the IAM Pension Plan for the annual period ended December 31, 2017, is outlined in the table below. There have been no significant changes that affect the comparability of 2017 and 2016 contributions. The IAM Pension Plan’s year-end is December 31 and the plan reported $413.7 million and $395.1 million in employers’ contributions for 2016 and 2015, respectively.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2017 and 2016)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2017)	$3.3 million
Company Contributions (FY 2016)	$3.5 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 6, 2022
* Plans in the green zone are at least 80 percent funded.
As of the date of this filing, Forms 5500 were not available for the plan year ended in 2017.
13. Derivative Contracts
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The following tables provide a summary of our outstanding commodity derivative contracts:

	As of December 31,
	2017	2016
(in millions)	Net Notional Amount
Metal	$12.8	$6.7
Energy and utilities	3.8	1.2
Total	$16.6	$7.9

	As of December 31,
(in millions)	2017	2016
Notional amount - long	$46.1	$24.4
Notional amount - (short)	(29.5)	(16.5)
Net long / (short)	$16.6	$7.9
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

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$5.3	$(3.2)	$2.1
Energy and utilities	—	—	—
Total	$5.3	$(3.2)	$2.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.0
Other noncurrent assets			$0.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$3.3	$(3.2)	$0.1
Energy and utilities	0.3	—	0.3
Total	$3.6	$(3.2)	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.2
Other noncurrent liabilities			$0.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$3.6	$(1.4)	$2.2
Energy and utilities	0.2	—	0.2
Collateral on deposit	0.4	—	0.4
Total	$4.2	$(1.4)	$2.8
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.8

	As of December 31, 2016
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$1.4	$(1.4)	$—
Energy and utilities	—	—	—
Total	$1.4	$(1.4)	$—
The following table summarizes the effects of derivative contracts in the accompanying consolidated statements of operations:

	Year Ended December 31,
(in millions)	2017	2016	2015
Losses (gains) in cost of sales for:
Metal	$(4.0)	$(3.6)	$2.3
Energy and utilities	0.6	(0.1)	1.0
Total	$(3.4)	$(3.7)	$3.3
14. Fair Value Measurements
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
As of December 31, 2017 and December 31, 2016, the fair value of our commodity derivative contracts was $1.7 million and $2.8 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2017 or 2016.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of December 31, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $17.1 million. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements. We had no money market funds at December 31, 2016.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of December 31, 2017, the fair value of our Term Loan B Facility approximated $318.7 million compared to a carrying value of $316.0 million. As of December 31, 2016, the fair value of our Term Loan B Facility approximated $325.6 million compared to a carrying value of $319.2 million. The fair value of the Term Loan B Facility was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820). In July 2016, we redeemed all of our outstanding Senior Secured Notes (see Note 10, “Financing”).
15. Commitments and Contingencies
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
Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. While remediation efforts continue, we do not believe, at this time, this incident will materially affect our long-term financial stability or cash flows.
Insurance Recoveries
In May 2016, the East Alton facility of our Olin Brass segment temporarily reduced production due to an equipment failure impacting an intermediate segment of the production process. The disruption resulted in a temporary reduction in customer shipments and in Olin Brass securing support via toll processing from other strip industry participants.
We sustained losses from this event, and the equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the year ended December 31, 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

goods sold of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries have been received as of December 31, 2017.
Legal Considerations
We are party to various legal proceedings arising in the ordinary course of business. We believe that none of our legal proceedings are individually material or that the aggregate exposure of all of our legal proceedings, including those that are probable and those that are only reasonably possible, is material to our financial condition, results of operations or cash flows.
Operating Leases
We have operating leases covering certain facilities and equipment under non-cancelable lease agreements. As of December 31, 2017, future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)	Payment
2018	$3.7
2019	2.7
2020	1.6
2021	1.1
2022	0.4
Thereafter	0.4
Total minimum lease payments	$9.9
Rental expense under all operating leases was approximately $3.3 million, $3.2 million and $3.1 million in 2017, 2016 and 2015, respectively, and is recorded in the accompanying consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.
16. Share-based Compensation
The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013, and further amended and restated effective May 26, 2016. The 2013 Plan provides for an aggregate of 3,361,053 shares of our common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance-based shares and other equity-based awards. Pursuant to the 2013 Plan, in 2017, 2016 and 2015, we granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. At December 31, 2017, 1,619,655 shares were available for future grant.
We will satisfy the requirement for common stock for share-based payments by issuing shares out of authorized but unissued common stock or treasury stock.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Stock Options
Stock options are granted to certain employees with exercise prices equal to no less than the fair market value of common stock on the date of the grant. Stock options generally vest in three equal installments on the anniversary of the date of grant and have a maximum term of 10 years. We use the straight-line attribution method to recognize expense for all stock options. Stock options are generally subject to immediate forfeiture if employment terminates prior to vesting, except under certain conditions, in which case the options expire no more than 90 days after the date of such termination. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average inputs for the option pricing model:

	2017	2016	2015
Expected volatility	36%	41%	48%
Risk-free interest rate	2.2%	1.6%	1.7%
Dividend yield	0.4%	0.6%	1.1%
Expected term	6.0 years	6.0 years	6.0 years
Because we have only been a public company since May 2013, there is limited historical data on the volatility of our common stock. As a result, the expected volatility of the 2017 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers and Company specific information. The expected volatility of the 2016 and 2015 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	239,975	$14.15	8.9	$0.2
Granted	175,727	13.73
Exercised	(16,970)	13.07
Forfeited or expired	(24,047)	15.79
Outstanding at December 31, 2015	374,685	$13.90	8.5	$2.8
Granted	140,740	26.99
Exercised	(41,066)	12.92
Forfeited or expired	—	—
Outstanding at December 31, 2016	474,359	$17.87	8.1	$7.8
Granted	92,879	33.93
Exercised	(38,381)	19.51
Forfeited or expired	—	—
Outstanding at December 31, 2017	528,857	$20.57	7.4	$6.7
Options exercisable at December 31, 2017	304,153	$15.82	6.7	$5.3
The weighted-average grant date fair value of stock options granted during 2017, 2016 and 2015 was $12.38, $10.53 and $5.84, respectively. The total intrinsic value of stock options exercised in 2017, 2016 and 2015 was $0.7 million, $0.7 million and $0.1 million, respectively.
As of December 31, 2017, we had $1.0 million of total unrecognized compensation expense related to stock option grants that will be recognized over the weighted average period of 1.7 years.
Restricted Stock
Restricted stock is granted to certain employees and non-employee directors. The cost of these awards is determined using the market price of our common stock on the date of grant. Restricted stock shares granted represent newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. Restricted stock awards granted to employees vest over periods ranging from one to three years after the grant date, and awards granted to non-employee directors generally vest one year following the grant date. Management uses the straight-line attribution method to recognize expense for all restricted stock awards. The awards are generally subject to forfeiture if employment terminates prior to vesting, except under certain conditions. The cash dividends on restricted stock shares are forfeitable, and payments of cash dividends on restricted stock shares are withheld until the shares vest. Compensation is recognized over the period during which the employees and non-employee directors provide the requisite service to the Company.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of restricted stock activity under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - December 31, 2014	121,149	$14.83
Granted	171,919	14.32
Vested	(84,430)	14.47
Forfeited	(5,380)	15.59
Nonvested restricted stock - December 31, 2015	203,258	$14.53
Granted	119,601	27.00
Vested	(118,097)	16.05
Forfeited	(7,438)	17.59
Nonvested restricted stock - December 31, 2016	197,324	$21.06
Granted	96,724	33.11
Vested	(117,852)	21.47
Forfeited	(5,416)	26.29
Nonvested restricted stock - December 31, 2017	170,780	$27.43
The total fair value of restricted stock that vested during 2017, 2016 and 2015 was $3.9 million, $2.9 million and $1.5 million, respectively.
At December 31, 2017, total unrecognized compensation cost related to nonvested restricted stock was $2.5 million and is expected to be recognized over a weighted average period of 1.5 years.
Performance Shares
Performance share awards are granted to certain employees and provide for the issuance of common stock if specified Company performance targets and market conditions are achieved. The number of common shares issued is dependent upon vesting and actual performance of the Company relative to the established targets.
The fair value of performance share awards granted is determined based on the market price of our common stock on the date of grant. Additionally, the awards granted in 2017, 2016 and 2015 include a market condition that must also be achieved in order to earn more than the performance shares granted; therefore, the fair value of any shares earned in excess of 100% was determined on the date of grant using a Monte Carlo simulation model. The expected volatility is based on the historical volatility of our stock price movements over the two years prior to the grant date. The risk-free interest rate is based on the U.S. Treasury Strips as of the grant date with a term measured to the end of the performance period. Specific to the estimated 2017, 2016 and 2015 performance shares earned in excess of 100%, the fair value and weighted-average inputs used were as follows:

	2017	2016	2015
Grant date fair value	$33.92	$20.05	$5.54
Expected volatility	34%	30%	29%
Risk-free interest rate	1.1%	0.9%	0.6%
Dividend yield	—%	—%	—%
The amount of compensation expense recognized for performance shares reflects our assessment of the probability that performance targets will be achieved. All of the performance shares granted in 2017 and 2016 will vest in two equal installments on the second and third anniversaries of the grant date. The 2015 Tier I performance shares will vest in two equal installments in 2017 and 2018, while the Tier II awards vested in one installment in 2017. Performance shares that have not vested are generally subject to forfeiture if employment terminates, except under certain conditions. Cash dividends accrue on performance shares once the performance conditions have been met, but the dividends are forfeitable if the performance shares do not vest. We recognize compensation expense related to performance share grants using the graded-vesting method over the vesting periods.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares - December 31, 2014	12,107	$11.31
Granted (a)	217,560	13.74
Vested	(6,139)	11.31
Unearned or forfeited	(4,688)	13.63
Nonvested performance shares - December 31, 2015	218,840	$13.67
Granted (a)	146,916	26.97
Earned (b)	205,833	5.54
Vested	(5,104)	11.00
Unearned or forfeited	(10,072)	16.58
Nonvested performance shares - December 31, 2016	556,413	$14.15
Granted (a)	98,518	33.92
Earned (b)	65,017	10.03
Vested	(291,859)	9.88
Unearned or forfeited	(12,719)	28.05
Nonvested performance shares - December 31, 2017	415,370	$20.76
(a)     Reflected at target levels.
(b)    Includes shares earned in excess of target from prior year grant.
The total fair value of performance shares that vested during 2017, 2016 and 2015 was $9.9 million, $0.1 million and $0.1 million, respectively.
At December 31, 2017, total unrecognized compensation cost related to the performance share awards granted of approximately $3.0 million is expected to be recognized over a weighted average period of 1.3 years.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to our stock options, restricted stock and performance share awards:

	Year Ended December 31,
(in millions)	2017	2016	2015
Stock options	$1.2	$1.3	$0.9
Restricted stock	3.0	2.4	1.7
Performance shares	4.0	3.2	1.6
Total pre-tax share-based compensation expense	$8.2	$6.9	$4.2
Net tax benefit related to share-based compensation expense	$3.2	$2.6	$1.6
Tax benefits realized from the exercise of stock options and the vesting of restricted stock and performance shares were $5.8 million, $1.6 million and $0.5 million in 2017, 2016 and 2015, respectively.
17. Acquisition
On November 1, 2017, our A.J. Oster subsidiary acquired certain assets and assumed certain liabilities of Alumet. Headquartered in Parsippany, New Jersey, Alumet is a non-ferrous metals service center that provides coated aluminum, aluminum, copper and brass sheet, and strip products to the building and housing and transportation markets through its cut to length, slitting, and coating capabilities. The acquisition of Alumet expands A.J. Oster’s geographic presence into the South and Southeast through Alumet’s facilities in Atlanta and Texas while also providing additional outlets for Alumet’s products through A.J. Oster’s facilities in Chicago and Mexico. The Alumet acquisition was part of our strategic efforts to

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

profitably grow through acquisitions and expands our geographic presence in targeted regions, strengthens our position in the aluminum market, and enhances our position in the non-ferrous metals distribution business.
We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC 805, Business Combinations. The results of operations of Alumet since November 1, 2017 have been included in the Consolidated Statement of Operations. Alumet net sales and net income from acquisition date on November 1, 2017 through December 31, 2017 were $19.0 million and $0.5 million, respectively.
We acquired certain assets and liabilities of Alumet for approximately $41.1 million, of which we paid $40.0 million as of December 31, 2017. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

November 1, 2017
Purchase price to allocate	$41.1

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$16.5
Inventories	30.5
Prepaid expenses and other current assets	0.3
Property, plant and equipment	5.6
Intangible assets	1.7
Other noncurrent assets	0.1
Accounts payable	(8.0)
Accrued liabilities	(4.1)
Capital lease liability	(1.6)
Total fair value of assets acquired and liabilities assumed	$41.0

Goodwill	$0.1
The $1.7 million of acquired intangible assets consists of customer relationships of $1.0 million (15-year useful life), trade name of $0.3 million (15-year useful life), non-compete agreements of $0.2 million (2-year useful life), and leasehold interests of $0.2 million (2.5-year useful life). The $0.1 million of goodwill was assigned to the A.J. Oster reporting segment. As we elected to treat the Alumet acquisition as an asset acquisition for tax purposes, the goodwill is deductible for tax purposes over 15 years.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Pro Forma Information
The following unaudited pro forma results of operations reflect the November 1, 2017 Alumet acquisition as if it had occurred on January 1, 2016. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results.

	Year Ended December 31,
(in millions, except per share data)	2017	2016
Net sales:
As reported	$1,560.8	$1,338.5
Pro forma	1,691.9	1,466.6
Net income attributable to Global Brass and Copper Holdings, Inc.:
As reported	$50.9	$32.2
Pro forma	55.3	37.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Basic:
As reported	$2.35	$1.50
Pro forma	$2.55	$1.74
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Diluted:
As reported	$2.30	$1.49
Pro forma	$2.50	$1.72

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

18. Quarterly Financial Information (Unaudited)

	2017
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$393.3		$377.4		$378.6		$411.5
Gross profit	49.9	(a)	44.7	(a)	43.8	(a)	45.6	(a)
Income before provision for income taxes	22.0		25.1		19.2	(b)	19.1
Net income	17.2		16.2		12.5		5.6
Net income attributable to Global Brass and Copper Holdings, Inc.	17.0		16.1		12.4		5.4
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.79		0.74		0.57		0.25
Diluted	0.77		0.73		0.56		0.24
	2016
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$328.9		$337.9		$349.1		$322.6
Gross profit	49.5	(c)	41.3	(c)	52.2	(c)	38.6	(c)
Income before provision for income taxes and equity income	18.9	(d)	13.2	(d)	4.8	(d)	12.5
Net income	12.2		8.6		4.1		7.9
Net income attributable to Global Brass and Copper Holdings, Inc.	12.2		8.4		3.9		7.7
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	0.57		0.39		0.18		0.36
Diluted	0.57		0.39		0.18		0.35

(a)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which increased gross profit by $0.8 million, $0.7 million and $2.8 million in the first, third and fourth quarters, respectively, and decreased gross profit by $0.7 million in the second quarter. Includes $1.0 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(b)	Includes $0.2 million loss from extinguishment of debt in the third quarter.

(c)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which decreased gross profit by $0.3 million and $0.4 million in the first and fourth quarters, respectively, and increased gross profit by $0.2 million and $2.2 million in the second and third quarters, respectively. Includes $1.9 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(d)	Includes $2.9 million, $0.4 million and $20.1 million loss from extinguishment of debt in the first, second and third quarters, respectively.
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on criteria in Internal Control -Integrated Framework issued by the COSO.
On November 1, 2017, we acquired Alumet.  As permitted for recently acquired businesses, we have excluded the acquired Alumet business from our assessment of internal control over financial reporting.  The excluded Alumet business represents total assets and net sales of 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Changes in internal controls
Olin Brass and A.J. Oster are in the process of upgrading and / or implementing fully integrated Enterprise Resource Planning ("ERP") systems to replace their current management information systems and plan to implement the systems in a phased approach over the course of the next several years, and implemented the first phase in early fiscal 2017. The implementation of an ERP system will likely affect the processes that constitute our internal controls over financial reporting and will require testing for effectiveness as the implementation progresses. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Information regarding our management and directors, included under the heading “Directors, Executive Officers and Corporate Governance,” is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
Audit Committee
Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
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
Item 11. Executive Compensation.
Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017. Information with respect to securities authorized for issuance under equity compensation plans, included under the heading “Equity Compensation Plan Information Table” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services.
Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated by reference herein from our 2018 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements and notes are contained in Item 8 of this Annual Report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits

Exhibit Number	Description
2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2*********	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

10.1***************	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended and restated May 26, 2016.

10.2*	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

10.3******	Employment Agreement between Global Brass and Copper, Inc. and John J. Wasz, dated May 8, 2014.

10.4*******	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014.

10.5***********	Severance Agreement, by and among Christopher J. Kodosky, Global Brass and Copper Holdings, Inc., and Global Brass and Copper, Inc., dated July 11, 2016

10.6*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

10.7**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.8**********	Severance Agreement, by and between Scott B. Hamilton and Global Brass and Copper, Inc., dated October 10, 2011.

10.9**********	Severance Agreement, by and between Kevin W. Bense and Global Brass and Copper, Inc., dated September 20, 2013.

10.10**********	Severance Agreement, by and between William G. Toler and Global Brass and Copper, Inc., dated September 9, 2013.

10.11**************	Agreement, Waiver and Release of Claims dated December 12, 2017 between the Company and Scott B. Hamilton.

10.12***
ABL Credit Agreement, dated as of July 18, 2016, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit Number	Description
10.13***
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

10.14************
Intercreditor Agreement, dated as of July 18, 2016, by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the ABL Secured Parties (as defined below), JPMorgan Chase Bank, N.A., as Administrative Agent for the Term Loan Secured Parties and each of the Loan Parties party thereto.

10.15************
Term Loan Pledge and Security Agreement, dated as of July 18, 2016, by and among Global Brass and Copper, Inc., as Borrower, each grantor party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.16************
ABL Pledge and Security Agreement, dated as of July 18, 2016, by and among Global Brass and Copper, Inc., as Borrower, each grantor party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.17*************
Amendment No. 1 to Term Loan B Credit Agreement, dated as of July 18, 2017, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. Wells Fargo Bank, National Association, and Deutsche Bank Securities Inc., as Co-Syndication Agents, Branch Banking and Trust Company, Keybank National Association and William Blair & Company, L.L.C. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.18*************
Amendment No. 1 to ABL Credit Agreement, dated as of July 18, 2017, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.19*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.20************	Fourth Amendment to Lease between The Lares Group II and A.J. Oster Company, dated March 1, 2014.

10.21*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

10.22************	First Amendment to Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated December 10, 2013.

10.23****	Form of Indemnity Agreement.

10.24*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.25********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.26***********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended

^10.27********	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.28********	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

^10.29********	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 22, 2016 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 14, 2014 and incorporated by reference herein.
*******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
*********	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 10, 2015 and incorporated by reference herein.
**********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 16, 2015 and incorporated by reference herein.
***********	Filed on Form 10-Q of Global Brass and Copper Holdings, Inc. on August 5, 2016 and incorporated by reference herein.
************	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 7, 2017 and incorporated by reference herein.
*************	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 18, 2017 and incorporated by reference herein.
**************	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on December 19, 2017 and incorporated by reference herein.
***************	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Global Brass and Copper Holdings, Inc. for its 2016 Annual Meeting of Stockholders filed on April 8, 2016.
^	Compensatory plan or arrangement
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
Christopher J. Kodosky
Chief Financial Officer
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on March 1, 2018.

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