Form 10-Q
period 2018-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2018-05-03
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐   No ☒
On April 26, 2018, there were 22,160,427 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
March 31, 2018

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$57.9	$59.0
Accounts receivable (net of allowance of $0.6 and $1.0 at March 31, 2018 and December 31, 2017, respectively)	211.6	197.8
Inventories	210.3	208.1
Prepaid expenses and other current assets	8.6	11.7
Income tax receivable	2.1	3.6
Total current assets	490.5	480.2
Property, plant and equipment	225.7	221.9
Less: Accumulated depreciation	(83.8)	(79.0)
Property, plant and equipment, net	141.9	142.9
Goodwill	4.6	4.5
Intangible assets, net	1.9	2.0
Deferred income taxes	15.1	16.1
Other noncurrent assets	6.2	6.5
Total assets	$660.2	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$5.0
Accounts payable	122.8	117.1
Accrued liabilities	24.2	36.0
Accrued interest	0.2	0.2
Income tax payable	0.8	0.5
Total current liabilities	153.0	158.8
Noncurrent portion of debt	308.1	309.0
Other noncurrent liabilities	37.2	37.1
Total liabilities	498.3	504.9
Commitments and Contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,501,630 and 22,133,764 shares issued at March 31, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	56.9	54.5
Retained earnings	111.9	97.3
Treasury stock - 341,203 and 226,576 shares at March 31, 2018 and December 31, 2017, respectively	(10.0)	(6.6)
Accumulated other comprehensive loss	(2.1)	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	156.9	142.5
Noncontrolling interest	5.0	4.8
Total equity	161.9	147.3
Total liabilities and equity	$660.2	$652.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Net sales	$471.8	$419.5
Cost of sales	(422.8)	(368.9)
Gross profit	49.0	50.6
Selling, general and administrative expenses	(23.4)	(22.9)
Operating income	25.6	27.7
Interest expense, net	(4.3)	(4.7)
Other income (expense), net	(0.1)	(0.3)
Income before provision for income taxes	21.2	22.7
Provision for income taxes	(5.3)	(5.0)
Net income	15.9	17.7
Net income attributable to noncontrolling interest	(0.1)	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$15.8	$17.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.72	$0.81
Diluted	$0.71	$0.79
Weighted average common shares outstanding:
Basic	21.9	21.5
Diluted	22.3	22.1
Dividends declared per common share	$0.0600	$0.0375
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$15.9	$17.7
Other comprehensive income (loss):
Foreign currency translation adjustment	1.2	0.8
Income tax (expense) benefit on foreign currency translation adjustment	(0.3)	(0.1)
Comprehensive income	16.8	18.4
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$16.6	$18.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	357,784	—	2.5	—	—	—	2.5	—	2.5
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(139,338)	—	—	—	(4.8)	—	(4.8)	—	(4.8)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Net income	—	—	—	17.5	—	—	17.5	0.2	17.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.7	0.7	—	0.7
Balance at March 31, 2017	21,889,894	$0.2	$48.7	$67.3	$(6.3)	$(3.4)	$106.5	$4.6	$111.1

Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3
Share-based compensation	323,892	—	1.7	—	—	—	1.7	—	1.7
Exercise of stock options	43,974	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(114,627)	—	—	—	(3.4)	—	(3.4)	—	(3.4)
Dividends declared	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Net income	—	—	—	15.8	—	—	15.8	0.1	15.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.8	0.8	0.1	0.9
Balance at March 31, 2018	22,160,427	$0.2	$56.9	$111.9	$(10.0)	$(2.1)	$156.9	$5.0	$161.9
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$15.9	$17.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.9)	(0.8)
Unrealized (gain) loss on derivatives	2.4	0.8
Depreciation	5.1	4.5
Amortization of intangible assets	0.1	—
Amortization of debt discount and issuance costs	0.3	0.3
Share-based compensation expense	1.7	2.5
Provision for bad debts, net of reductions	(0.1)	0.3
Deferred income taxes	0.9	0.2
Loss on disposal of property, plant and equipment	0.2	—
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(12.5)	(61.7)
Inventories	(0.3)	21.7
Prepaid expenses and other current assets	0.6	2.0
Accounts payable	9.2	18.6
Accrued liabilities	(10.8)	(14.2)
Accrued interest	—	(0.1)
Income taxes, net	1.6	1.5
Other, net	0.3	(0.4)
Net cash provided by (used in) operating activities	13.7	(7.1)
Cash flows from investing activities
Capital expenditures	(7.5)	(7.8)
Business acquisition	(1.6)	—
Net cash used in investing activities	(9.1)	(7.8)
Cash flows from financing activities
Borrowings on ABL Facility	0.2	0.2
Payments on ABL Facility	(0.2)	(0.2)
Payments on term loan	(0.8)	(0.8)
Principal payments under capital lease obligation	(0.5)	(0.3)
Dividends paid	(1.4)	(0.9)
Proceeds from exercise of stock options	0.7	0.7
Share repurchases	(3.4)	(4.8)
Net cash used in financing activities	(5.4)	(6.1)
Effect of foreign currency exchange rates	(0.3)	(0.3)
Net increase (decrease) in cash	(1.1)	(21.3)
Cash and cash equivalents at beginning of period	59.0	88.2
Cash and cash equivalents at end of period	$57.9	$66.9
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$3.4	$1.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Principles of Consolidation
Global Brass and Copper Holdings, Inc. (“Holdings,” “GBC,” the “Company,” “we,” “us,” or “our”) is operated and managed through three reportable segments: Olin Brass, Chase Brass and A.J. Oster.
These unaudited consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and our majority-owned subsidiaries in which we have a controlling interest. All intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. On January 1, 2018, the Company changed its policy for recognition of unprocessed metal sales to toll customers as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The financial impacts of this change in policy to the periods covered by this report are provided below. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued and Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (“OCI”) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the Company on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-02 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements. As disclosed in our Annual Report on Form 10-K as of December 31, 2017, we have approximately $9.9 million of future minimum lease payments on non-cancelable operating leases.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. The following tables summarize the effects of adopting ASC Topic 606 on our prior period unaudited Consolidated Financial Statements:

Consolidated Balance Sheet (Unaudited)	December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	December 31, 2017 As Adjusted
(in millions, except share and par value data)
Assets
Current assets:
Cash and cash equivalents	$59.0	$—	$59.0
Accounts receivable (net of allowance of $1.0)	197.9	(0.1)	197.8
Inventories	208.1	—	208.1
Prepaid expenses and other current assets	33.3	(21.6)	11.7
Income tax receivable	3.6	—	3.6
Total current assets	501.9	(21.7)	480.2
Property, plant and equipment, net	142.9	—	142.9
Goodwill	4.5	—	4.5
Intangible assets, net	2.0	—	2.0
Deferred income taxes	16.1	—	16.1
Other noncurrent assets	6.5	—	6.5
Total assets	$673.9	$(21.7)	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$—	$5.0
Accounts payable	117.1	—	117.1
Accrued liabilities	57.9	(21.9)	36.0
Accrued interest	0.2	—	0.2
Income tax payable	0.5	—	0.5
Total current liabilities	180.7	(21.9)	158.8
Noncurrent portion of debt	309.0	—	309.0
Other noncurrent liabilities	37.1	—	37.1
Total liabilities	526.8	(21.9)	504.9
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - 22,133,764 shares issued	0.2	—	0.2
Additional paid-in capital	54.5	—	54.5
Retained earnings	97.1	0.2	97.3
Treasury stock - 226,576 shares	(6.6)	—	(6.6)
Accumulated other comprehensive loss	(2.9)	—	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	142.3	0.2	142.5
Noncontrolling interest	4.8	—	4.8
Total equity	147.1	0.2	147.3
Total liabilities and equity	$673.9	$(21.7)	$652.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months Ended March 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended March 31, 2017 As Adjusted
(in millions, except per share data)
Net sales	$393.3	$26.2	$419.5
Cost of sales	(343.4)	(25.5)	(368.9)
Gross profit	49.9	0.7	50.6
Selling, general and administrative expenses	(22.9)	—	(22.9)
Operating income	27.0	0.7	27.7
Interest expense, net	(4.7)	—	(4.7)
Other income (expense), net	(0.3)	—	(0.3)
Income before provision for income taxes	22.0	0.7	22.7
Provision for income taxes	(4.8)	(0.2)	(5.0)
Net income	17.2	0.5	17.7
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.0	$0.5	$17.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.79	$0.02	$0.81
Diluted	$0.77	$0.02	$0.79
Weighted average common shares outstanding:
Basic	21.5	—	21.5
Diluted	22.1	—	22.1

Consolidated Statement of Comprehensive Income (Unaudited)	Three Months Ended March 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended March 31, 2017 As Adjusted
(in millions)
Net income	$17.2	$0.5	$17.7
Other comprehensive income (loss):
Foreign currency translation adjustment	0.8	—	0.8
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	—	(0.1)
Comprehensive income	17.9	0.5	18.4
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$17.7	$0.5	$18.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Changes in Equity (Unaudited)
(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
December 31, 2016 - as reported	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Cumulative effect adjustment of ASC Topic 606 on January 1, 2017	—	—	—	—	—	—	—	—	—
December 31, 2016 - as adjusted	21,633,067	0.2	45.0	51.2	(1.5)	(4.1)	90.8	4.4	95.2
Three months ended March 31, 2017 - as reported	256,827	—	3.7	15.6	(4.8)	0.7	15.2	0.2	15.4
Effect of the adoption of ASC Topic 606	—	—	—	0.5	—	—	0.5	—	0.5
March 31, 2017 - as adjusted	21,889,894	$0.2	$48.7	$67.3	$(6.3)	$(3.4)	$106.5	$4.6	$111.1

December 31, 2017 - as reported	21,907,188	$0.2	$54.5	$97.1	$(6.6)	$(2.9)	$142.3	$4.8	$147.1
Cumulative effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	0.2	—	—	0.2	—	0.2
December 31, 2017 - as adjusted	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)	Three Months Ended March 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended March 31, 2017 As Adjusted
(in millions)
Cash flows from operating activities
Net income	$17.2	$0.5	$17.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.8)	—	(0.8)
Unrealized (gain) loss on derivatives	0.8	—	0.8
Depreciation	4.5	—	4.5
Amortization of debt discount and issuance costs	0.3	—	0.3
Share-based compensation expense	2.5	—	2.5
Provision for bad debts, net of reductions	0.3	—	0.3
Deferred income taxes	0.2	—	0.2
Change in assets and liabilities:
Accounts receivable	(61.7)	—	(61.7)
Inventories	21.7	—	21.7
Prepaid expenses and other current assets	(23.5)	25.5	2.0
Accounts payable	18.6	—	18.6
Accrued liabilities	12.0	(26.2)	(14.2)
Accrued interest	(0.1)	—	(0.1)
Income taxes, net	1.3	0.2	1.5
Other, net	(0.4)	—	(0.4)
Net cash provided by (used in) operating activities	(7.1)	—	(7.1)
Cash flows from investing activities
Capital expenditures	(7.8)	—	(7.8)
Net cash used in investing activities	(7.8)	—	(7.8)
Cash flows from financing activities
Borrowings on ABL Facility	0.2	—	0.2
Payments on ABL Facility	(0.2)	—	(0.2)
Payments on term loan	(0.8)	—	(0.8)
Principal payments under capital lease obligation	(0.3)	—	(0.3)
Dividends paid	(0.9)	—	(0.9)
Proceeds from exercise of stock options	0.7	—	0.7
Share repurchases	(4.8)	—	(4.8)
Net cash used in financing activities	(6.1)	—	(6.1)
Effect of foreign currency exchange rates	(0.3)	—	(0.3)
Net increase (decrease) in cash	(21.3)	—	(21.3)
Cash and cash equivalents at beginning of period	88.2	—	88.2
Cash and cash equivalents at end of period	$66.9	$—	$66.9

2.	Revenue
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. See Note 1, “Basis of Presentation and Principles of Consolidation,” for further discussion of the adoption including the impact on our 2017 financial statements.
Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when performance obligations to our customers are satisfied; generally this occurs with the transfer of control to our customers. We recognize revenue when title and risk of loss are transferred to the customer, which is generally the date the product is shipped. Estimates for rebates, returns and payment discounts are recognized in the period in which the corresponding revenue is recorded based on historical experience. Our terms of shipping are generally FOB shipping point. We elect to account for the shipping costs incurred after transfer of control to the customer as fulfillment costs.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Non-toll customers
We generate revenues primarily by procuring scrap metal, converting to a finished product, and charging customers a conversion fee and metal replacement fee. Non-toll customers generally assume title and risk of loss for product upon shipment, in accordance with FOB shipping terms.
Toll Customers
We also procure scrap metal for a small number of customers and sell it to them. Title to the scrap metal and risk of loss transfers to the customer upon sale. We then hold the scrap metal for them on our premises together with our metal. We also sell converted finished products to these customers. We earn and charge the customer a conversion fee when we transfer control of the processed metal to the customer upon shipment, which is generally FOB shipping point. We accept their scrap metal in place of charging a metal replacement fee.
The following table presents our revenues disaggregated by market based on the customer’s primary market or the primary market for the shipped product:

	Three Months Ended March 31,
(in millions)	2018	2017
Building and housing	$157.6	$124.7
Automotive and transportation	88.9	77.4
Munitions	46.3	73.4
Coinage	45.2	40.0
Industrial machinery and equipment	40.9	36.6
Electronics / electrical components	39.1	32.8
Other	53.8	34.6
Net sales	$471.8	$419.5
Generally, we bill customers when product is shipped in concurrence with revenue recognition. In some instances, we receive advance payment from customers prior to shipment and revenue recognition, at which time we record a liability for the advance payment. The expected duration from time of advance payment to time of shipment is less than one year. As of March 31, 2018, we had no advance payments in Accrued Liabilities. As of December 31, 2017, we had $0.4 million of advance payments in Accrued Liabilities. Revenue recognized for the three months ended March 31, 2018 that was included in Accrued Liabilities at the beginning of the year was $0.4 million. There was no revenue recognized during the three months ended March 31, 2017 that was included in Accrued Liabilities at the beginning of the fiscal year.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

3.	Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common shares outstanding and diluted earnings per share is computed based on the weighted-average number of common shares outstanding including the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include nonvested share awards and stock options for which the exercise price was less than the average market price of our outstanding common stock. Nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established performance criteria have been met at the end of the respective periods.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$15.8	$17.5
Denominator
Weighted-average common shares outstanding	21.9	21.5
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.4	0.6
Weighted-average common shares outstanding, assuming dilution	22.3	22.1

Anti-dilutive shares excluded from above	0.1	0.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.72	$0.81
Diluted	$0.71	$0.79

4.	Segment Information
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
A.J. Oster is a processor and distributor of copper and copper-alloy sheet, strip, and foil, aluminum sheet, and coated aluminum products. A.J. Oster operates eleven strategically located service centers in the U.S., Puerto Rico, and Mexico. Each A.J. Oster service center reliably provides products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive and electronics / electrical components.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Corporate includes compensation for corporate executives, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense and income, state and federal income taxes, certain overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions, unrealized gains and losses on hedging activities and the elimination of intercompany sales and balances.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended March 31,
(in millions)	2018	2017
Net Sales, External Customers
Olin Brass	$178.7	$190.8
Chase Brass	171.6	154.0
A.J. Oster	121.5	74.7
Total net sales, external customers	$471.8	$419.5
Intersegment Net Sales
Olin Brass	$21.4	$24.0
Chase Brass	—	0.1
A.J. Oster	—	—
Total intersegment net sales	$21.4	$24.1
Adjusted EBITDA
Olin Brass	$14.0	$12.5
Chase Brass	18.6	20.4
A.J. Oster	5.7	2.5
Total adjusted EBITDA of operating segments	38.3	35.4
Corporate (a)	(4.3)	(1.2)
Depreciation expense	(5.1)	(4.5)
Amortization expense	(0.1)	—
Interest expense, net	(4.3)	(4.7)
Net income attributable to noncontrolling interest	0.1	0.2
Unrealized (loss) gain on derivative contracts (b)	(2.4)	(0.8)
Lower of cost or market adjustment to inventory (c)	0.9	0.8
Share-based compensation expense (d)	(1.7)	(2.5)
Step-up costs from acquisition accounting	(0.2)	—
Income before provision for income taxes	$21.2	$22.7

(a)	The three months ended March 31, 2017 includes a $3.0 million recovery of insurance proceeds relating to a production outage in 2016.

(b)	Represents unrealized gains / losses on derivative contracts.

(c)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(d)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories
Inventories were as follows:

	As of
(in millions)	March 31, 2018	December 31, 2017
Raw materials and supplies	$26.2	$23.2
Work-in-process	72.7	73.5
Finished goods	111.4	111.4
Total inventories	$210.3	$208.1
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised 64% and 65% of total inventory at March 31, 2018 and December 31, 2017, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.
During the three months ended March 31, 2018 and 2017, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three months ended March 31, 2018 and 2017, these adjustments decreased cost of sales by $0.9 million and $0.8 million, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	March 31, 2018	December 31, 2017
Market value	$315.9	$329.1
As reported	210.3	208.1
Excess of market over reported value	$105.6	$121.0

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	March 31, 2018	December 31, 2017
Workers’ compensation plan deposits	$3.4	$3.8
Taxes	1.3	1.0
Prepaid insurance	1.2	1.9
Derivative contract assets	—	2.0
Other	2.7	3.0
Total prepaid expenses and other current assets	$8.6	$11.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

7.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	March 31, 2018	December 31, 2017
Compensation and benefits	$11.1	$19.2
Workers’ compensation	2.9	2.9
Utilities	2.7	2.4
Taxes	1.5	1.4
Professional fees	1.3	1.6
Insurance	1.2	1.9
Derivative contract liabilities	0.1	0.2
Other	3.4	6.4
Total accrued liabilities	$24.2	$36.0

8.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	March 31, 2018	December 31, 2017
Term Loan B Facility	$315.2	$316.0
Deferred financing fees and discount on debt	(5.7)	(5.9)
Obligations under capital lease	3.6	3.9
Total debt	313.1	314.0
Less: Current portion of debt	(5.0)	(5.0)
Noncurrent portion of debt	$308.1	$309.0
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). On December 30, 2016, we began making quarterly payments of $0.8 million with the balance expected to be due on July 18, 2023.
On July 18, 2017, we amended the credit agreements governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”) and our ABL Facility (“Amended ABL Credit Agreement”) to reduce our interest rate by 100 basis points. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 2.25% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 3.25% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement). At March 31, 2018, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.19%.
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
As of March 31, 2018, we had no borrowings outstanding under the ABL Facility and available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of March 31, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.

9.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 25.0% and 22.0% for the three months ended March 31, 2018 and 2017, respectively. The increase in the effective income tax rate for the three months ended March 31, 2018 is largely driven by the decreased tax benefit from ASU 2016-09 related to stock compensation. This is a result of the new IRS code Section 162(m) rules under tax reform, which has removed the performance based payment exception on our covered employees. This decrease offset the benefit of the reduced federal tax rate for the three months ended March 31, 2018. The effective income tax rates for the three months ended March 31, 2018 and 2017 also differed from the U.S. Federal statutory rate of 21% and 35%, respectively, due to state income taxes, IRS code Section 162(m), utilization of foreign tax credits, and the domestic manufacturing deduction in 2017.
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which include: a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, and a transition from a worldwide to a territorial tax system which will require companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
Our accounting for the Tax Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the transition tax, the re-measurement of deferred taxes, our reassessment of permanently reinvested earnings, excessive compensation, uncertain tax positions and valuation allowances. We have not made any additional measurement-period adjustments related to these items during the three months ended March 31, 2018. We continue to gather additional information related to the above items and we anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.
As of both March 31, 2018 and December 31, 2017, we had $25.2 million of unrecognized tax benefits, of which $8.5 million would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of March 31, 2018 and December 31, 2017 were $2.3 million and $2.1 million, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $27.5 million and $27.3 million at March 31, 2018 and December 31, 2017, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Our U.S. federal returns for the period ended December 31, 2014 and all subsequent periods remain open for audit. In addition, the majority of state returns for the period ended December 31, 2013 and all subsequent periods remain open for audit.

10.	Derivative Contracts
We maintain a metal, energy and utility risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses arising from fluctuations in commodity prices.
We are also exposed to credit risk and market risk through our use of derivative contracts. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in commodity price. We manage the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
The following tables provide a summary of our outstanding commodity derivative contracts:

	As of
	March 31, 2018	December 31, 2017
(in millions)	Net Notional Amount	Net Notional Amount
Metal	$11.2	$12.8
Energy and utilities	3.9	3.8
Total	$15.1	$16.6

	As of
	March 31, 2018	December 31, 2017
(in millions)	Notional Position	Notional Position
Notional amount - long	$44.3	$46.1
Notional amount - (short)	(29.2)	(29.5)
Net long / (short)	$15.1	$16.6
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

	As of March 31, 2018
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$—	$—	$—
Energy and utilities	—	—	—
Collateral on deposit	0.7	(0.7)	—
Total	$0.7	$(0.7)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of March 31, 2018
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$0.7	$(0.7)	$—
Energy and utilities	0.3	—	0.3
Total	$1.0	$(0.7)	$0.3
Consolidated balance sheet location:
Accrued liabilities			$0.1
Other noncurrent liabilities			$0.2

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$5.3	$(3.2)	$2.1
Energy and utilities	—	—	—
Total	$5.3	$(3.2)	$2.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.0
Other noncurrent assets			$0.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$3.3	$(3.2)	$0.1
Energy and utilities	0.3	—	0.3
Total	$3.6	$(3.2)	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.2
Other noncurrent liabilities			$0.2
The following table summarizes the effects of derivative contracts in the consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2018	2017
Losses (gains) in cost of sales for:
Metal	$1.9	$(0.5)
Energy and utilities	—	0.2
Total	$1.9	$(0.3)

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

11.	Fair Value Measurements
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
As of March 31, 2018 and December 31, 2017, the fair value of our commodity derivative contracts was a net liability of $0.3 million and a net asset of $1.7 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2018 or 2017.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of March 31, 2018 and December 31, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $22.0 million and $17.1 million, respectively. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of March 31, 2018, the fair value of our Term Loan B Facility approximated $317.6 million compared to a carrying value of $315.2 million. As of December 31, 2017, the fair value of our Term Loan B Facility approximated $318.7 million compared to a carrying value of $316.0 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. While remediation efforts continue, we do not believe this incident will materially affect our long-term financial stability or cash flows.
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
We sustained losses from this event. The equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the three months ended March 31, 2017, we recorded recoveries of $3.0 million related to the claim as a reduction to cost of sales. For the year ended December 31, 2017, we settled the insurance claim and recorded total recoveries of $7.4 million as a reduction to cost of sales of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries were received as of December 31, 2017.

13.	Acquisition
On November 1, 2017, our A.J. Oster subsidiary acquired certain assets and assumed certain liabilities of Alumet. Headquartered in Parsippany, New Jersey, Alumet is a non-ferrous metals service center that provides coated aluminum, aluminum, copper and brass sheet, and strip products to the building and housing and transportation markets through its cut to length, slitting, and coating capabilities. The acquisition of Alumet expands A.J. Oster’s geographic presence into the South and Southeast through Alumet’s facilities in Atlanta and Texas while also providing additional outlets for Alumet’s products through A.J. Oster’s facilities in Chicago and Mexico. The Alumet acquisition was part of our strategic efforts to profitably grow through acquisitions and expands our geographic presence in targeted regions, strengthens our position in the aluminum market, and enhances our position in the non-ferrous metals distribution business. We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC Topic 805, Business Combinations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

We acquired certain assets and assumed certain liabilities of Alumet for approximately $41.6 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of
(in millions)	March 31, 2018
Purchase price to allocate	$41.6

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$16.7
Inventories	30.7
Prepaid expenses and other current assets	0.3
Property, plant and equipment	5.7
Intangible assets	1.7
Other noncurrent assets	0.1
Accounts payable	(8.0)
Accrued liabilities	(4.1)
Capital lease liability	(1.7)
Total fair value of assets acquired and liabilities assumed	$41.4

Goodwill	$0.2
During the three months ended March 31, 2018, goodwill increased by $0.1 million due to adjustments to the value of certain assets acquired and liabilities assumed. The $1.7 million of acquired intangible assets consists of customer relationships of $1.0 million (15-year useful life), trade name of $0.3 million (15-year useful life), non-compete agreements of $0.2 million (2-year useful life), and leasehold interests of $0.2 million (2.5-year useful life). The $0.2 million of goodwill was assigned to the A.J. Oster reporting segment. As we elected to treat the Alumet acquisition as an asset acquisition for tax purposes, the goodwill is deductible for tax purposes over 15 years.
Pro Forma Information
The following unaudited pro forma results of operations reflect the November 1, 2017 Alumet acquisition as if it had occurred on January 1, 2017. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results.

(in millions, except per share data)	Three Months Ended March 31, 2017
Net sales:
As reported	$419.5
Pro forma	451.6
Net income attributable to Global Brass and Copper Holdings, Inc.:
As reported	$17.5
Pro forma	18.4
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Basic:
As reported	$0.81
Pro forma	$0.86
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Diluted:
As reported	$0.79
Pro forma	$0.83

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
Important factors that could cause actual results to differ materially from our expectations, include general economic conditions, market demand, pricing and competitive factors, the ability to implement business and acquisition strategies, the ability to address unexpected operational issues and the ability to continue to implement our balanced book approach, among others, which are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.
We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.
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

The following discussions present an analysis of certain US GAAP and non-GAAP measures for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
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
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended March 31,		Change: 2018 vs. 2017

(in millions, except per pound values)	2018	2017	Amount	Percent
Pounds shipped (a)	143.8	133.9	9.9	7.4%
Net sales	$471.8	$419.5	$52.3	12.5%
Metal component of net sales	(318.5)	(280.4)	(38.1)	13.6%
Adjusted sales	$153.3	$139.1	$14.2	10.2%

Net sales per pound	$3.28	$3.13	$0.15	4.8%
Less: Metal component of net sales per pound	2.21	2.09	0.12	5.7%
Adjusted sales per pound	$1.07	$1.04	$0.03	2.9%
Average copper price per pound (b)	$3.14	$2.65	$0.49	18.5%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net sales increased by $52.3 million, or 12.5%, due to a $38.1 million increase in the metal cost recovery component stemming from increased metal prices and the Alumet acquisition ($32.6 million). These were offset by reduced sales of unprocessed metal which is reflected in the table below. Adjusted sales increased by $14.2 million, or 10.2% primarily due to Alumet ($13.7 million), whose sales were primarily in the building and housing market.

	Three Months Ended March 31,
(in millions)	2018	2017
Non-toll revenue	$431.8	$354.9
Unprocessed metal sales	35.6	60.8
Toll processing revenue	4.4	3.8
Net sales	$471.8	$419.5
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

Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended March 31,		Change:
(in millions)	2018	2017	2018 vs. 2017
Total gross profit	$49.0	$50.6	$(1.6)
Unrealized loss (gain) on derivative contracts	2.4	0.8	1.6
Lower of cost or market adjustment to inventory	(0.9)	(0.8)	(0.1)
Step-up costs from acquisition accounting	0.2	—	0.2
Share-based compensation expense	0.1	—	0.1
Depreciation expense	4.0	3.6	0.4
Adjusted gross profit	$54.8	$54.2	$0.6
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Gross profit decreased by $1.6 million (3.2%) and was impacted by unfavorable fluctuations in unrealized gains / losses on derivative contracts and increased depreciation expense. Adjusted gross profit increased by $0.6 million (1.1%) primarily due to the combination of the following:

•	the addition of Alumet ($4.0 million);

•
the fact that the first quarter of 2017 includes $1.3 million more of costs associated with transitioning to a health savings account (“HSA”), increased cost of sales due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system;

•	reduced cost of sales stemming from favorable scrap spreads;

•	the absence of a $3.0 million benefit recognized in the prior year resulting from the recovery of insurance proceeds related to our 2016 production outage;

•	increased conversion costs and decreased productivity at Chase; and

•	$0.4 million of costs incurred related to an environmental incident at an Olin Brass facility.
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
Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended March 31,		Change:
(in millions)	2018	2017	2018 vs. 2017
Total selling, general and administrative expenses	$23.4	$22.9	$0.5
Share-based compensation expense	(1.6)	(2.5)	0.9
Depreciation and amortization expense	(1.2)	(0.9)	(0.3)
Adjusted selling, general and administrative expenses	$20.6	$19.5	$1.1
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Selling, general and administrative expenses increased by $0.5 million (2.2%) and were unfavorably impacted by an increase in depreciation expense and favorably impacted by a decrease in share-based compensation expense. Adjusted selling, general and administrative expenses increased due to the Alumet acquisition ($2.5 million), and $0.3 million of costs incurred related to an environmental incident at an Olin Brass facility, partially offset by the fact that the prior year includes $1.0 million more of expenses associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system.

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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended March 31,		Change:
(in millions)	2018	2017	2018 vs. 2017
Net income attributable to Global Brass and Copper Holdings, Inc.	$15.8	$17.5	$(1.7)
Interest expense, net	4.3	4.7	(0.4)
Provision for income taxes	5.3	5.0	0.3
Depreciation expense	5.1	4.5	0.6
Amortization expense	0.1	—	0.1
Unrealized loss (gain) on derivative contracts	2.4	0.8	1.6
Lower of cost or market adjustment to inventory	(0.9)	(0.8)	(0.1)
Share-based compensation expense	1.7	2.5	(0.8)
Step-up costs from acquisition accounting	0.2	—	0.2
Adjusted EBITDA	$34.0	$34.2	$(0.2)

Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net income attributable to Global Brass and Copper Holdings, Inc. decreased by $1.7 million mainly due to the combination of the following:

•	unfavorable fluctuations in unrealized gains / losses on derivative contracts of $1.6 million;

•	increased depreciation expense of $0.6 million;

•	increased tax expense of $0.3 million;

•	increased income generated from Alumet, a business we acquired in November 2017;

•	costs incurred of $0.7 million associated with an environmental incident at an Olin Brass facility;

•	decreased share based compensation expense of $0.8 million;

•	decreased interest expense of $0.4 million;

•	favorable scrap spreads resulting in decreased cost of sales;

•	the absence of a $3.0 million benefit recorded in cost of sales in the prior year related to the recovery of insurance proceeds associated with our 2016 production outage; and

•
approximately $2.3 million more of expense recorded in the prior year for unusual costs associated with our transition to an HSA medical plan, increased cost of sales due to inventory reductions at Olin Brass, and costs incurred at A.J. Oster related to its ERP implementation.

Adjusted EBITDA decreased by $0.2 million, or 0.6%, primarily due to the absence of the recovery of insurance proceeds, costs related to the environmental incident at the Olin Brass facility, and increased conversion costs at Chase Brass, partially offset by approximately $2.3 million more of unusual costs in the prior year, as mentioned above, our Alumet acquisition, and favorable scrap spreads.
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share decreased by $0.08 for the three months ended March 31, 2018 as compared to the same period in 2017 for the same reasons driving the fluctuations in net income.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.09 for the three months ended March 31, 2018 as compared to the same period in 2017 for the same reasons driving the fluctuations in adjusted EBITDA, as well as the tax impact associated with the income tax rate benefit in the prior year resulting from the adoption of ASU 2016-09 in the first quarter of 2017. There was no impact on diluted earnings per share from the increase in weighted average diluted common shares outstanding for the three months ended March 31, 2018.
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

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended March 31,		Change:
	2018	2017	2018 vs. 2017
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.71	$0.79	$(0.08)
Unrealized loss (gain) on derivative contracts	0.11	0.04	0.07
Lower of cost or market adjustment to inventory	(0.04)	(0.03)	(0.01)
Share-based compensation expense	0.08	0.11	(0.03)
Step-up costs from acquisition accounting	0.01	—	0.01
Tax impact on above adjustments (a)	(0.05)	(0.18)	0.13
Adjusted diluted earnings per common share	$0.82	$0.73	$0.09

(a)	Calculated based on our estimated tax rate, including tax benefits related to share award vestings and option exercises, as described more fully in Note 9, “Income Taxes.”
Results of Operations
Consolidated Results of Operations for the Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017.

	Three Months Ended March 31,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$471.8	100.0%	$419.5	100.0%	$52.3	12.5%
Cost of sales	(422.8)	89.6%	(368.9)	87.9%	(53.9)	14.6%
Gross profit	49.0	10.4%	50.6	12.1%	(1.6)	(3.2)%
Selling, general and administrative expenses	(23.4)	5.0%	(22.9)	5.5%	(0.5)	2.2%
Operating income	25.6	5.4%	27.7	6.6%	(2.1)	(7.6)%
Interest expense, net	(4.3)	0.9%	(4.7)	1.1%	0.4	(8.5)%
Other income (expense), net	(0.1)	—%	(0.3)	0.1%	0.2	(66.7)%
Income before provision for income taxes	21.2	4.5%	22.7	5.4%	(1.5)	(6.6)%
Provision for income taxes	(5.3)	1.1%	(5.0)	1.2%	(0.3)	6.0%
Net income	15.9	3.4%	17.7	4.2%	(1.8)	(10.2)%
Net income attributable to noncontrolling interest	(0.1)	—%	(0.2)	—%	0.1	(50.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$15.8	3.4%	$17.5	4.2%	$(1.7)	(9.7)%
Adjusted EBITDA (a)	$34.0	7.2%	$34.2	8.2%	$(0.2)	(0.6)%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
The following discussions present additional analysis of our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Interest expense, net
Interest expense, net decreased by $0.4 million primarily due to lower average interest rates resulting from our July 2017 refinancing. Our average interest rate on our debt principal decreased from 5.3% to 4.9%.
The following table summarizes the components of interest expense, net:

	Three Months Ended March 31,		Change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$3.9	$4.3	$(0.4)
Amortization of debt discount and issuance costs	0.3	0.3	—
Capitalized interest	—	(0.1)	0.1
Other borrowing costs (a)	0.2	0.2	—
Interest income	(0.1)	—	(0.1)
Total interest expense, net	$4.3	$4.7	$(0.4)

(a)	Includes fees related to letters of credit and unused line of credit fees.
Provision for income taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 25.0% and 22.0% for the three months ended March 31, 2018 and 2017, respectively.
The effective tax rate of 25.0% for the three months ended March 31, 2018 differs from the statutory rate of 21% primarily due to state income taxes. The effective tax rate of 22.0% for the three months ended March 31, 2017 differed from the statutory rate of 35% primarily due to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in a rate benefit of 13.6%. For the three months ended March 31, 2018, the benefit generated by ASU 2016-09 was offset by the new IRS code Section 162(m) rules passed under tax reform.

Segment Results of Operations
Segment Results of Operations for the Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017.
The following discussions present an analysis of our results by segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended March 31,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	63.3	66.9	(3.6)	(5.4)%
Chase Brass	57.1	59.5	(2.4)	(4.0)%
A.J. Oster	33.8	18.1	15.7	86.7%
Corporate and other (b)	(10.4)	(10.6)	0.2	1.9%
Total	143.8	133.9	9.9	7.4%
Net sales
Olin Brass	$200.1	$214.8	$(14.7)	(6.8)%
Chase Brass	171.6	154.1	17.5	11.4%
A.J. Oster	121.5	74.7	46.8	62.7%
Corporate and other (b)	(21.4)	(24.1)	2.7	11.2%
Total	$471.8	$419.5	$52.3	12.5%
Adjusted EBITDA
Olin Brass	$14.0	$12.5	$1.5	12.0%
Chase Brass	18.6	20.4	(1.8)	(8.8)%
A.J. Oster	5.7	2.5	3.2	128.0%
Total adjusted EBITDA of operating segments	$38.3	$35.4	$2.9	8.2%
Corporate and other (c)	(4.3)	(1.2)	(3.1)	(258.3)%
Total consolidated adjusted EBITDA	$34.0	$34.2	$(0.2)	(0.6)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	The three months ended March 31, 2017 includes a $3.0 million recovery of insurance proceeds relating to a production outage in 2016.
See Note 4, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes.
Olin Brass
Net sales decreased by $14.7 million primarily due to decreased toll sales and lower volumes ($30.4 million), partially offset by increased commodity prices ($16.8 million). Adjusted sales decreased by $1.1 million due to decreased volumes ($4.1 million), offset by favorable product mix changes ($3.0 million). Volumes decreased in the munitions and automotive markets due to underlying demand, but were partially offset by increased sales in the reroll channel.
Adjusted EBITDA increased by $1.5 million, mostly due to favorable changes in product mix and sales, general and administrative expenses, and favorable scrap spreads which reduced cost of sales, all of which was partially offset by lower volume and $0.7 million of costs incurred related to an environmental incident at an Olin Brass facility.
Chase Brass
Net sales increased by $17.5 million due to increased commodity prices ($23.7 million), offset by decreased volumes ($6.2 million). Volumes decreased in the building and housing market and industrial machinery and equipment markets due to underlying demand from our customers.
Adjusted EBITDA decreased by $1.8 million predominantly due to decreased volumes and increased production costs.

A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which shows increases or decreases for each category over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	1.5	14.2	15.7
Net sales	$14.2	$32.6	$46.8
Adjusted EBITDA	$1.7	$1.5	$3.2
On November 1, 2017, we acquired Alumet, and the above table shows the impact of this acquisition on our performance. Note that the volume impact occurred mostly in the building and housing market due to Alumet’s sales of signage and roofing products.
Regarding base operations, net sales increased by $14.2 million due to increased commodity prices ($8.0 million) and volumes ($6.2 million). Volumes increased in the automotive and electronics / electrical components markets primarily due to volumes in the prior year being hampered by the implementation of a new ERP system.
Adjusted EBITDA from base operations increased by $1.7 million due to the absence of costs incurred in the prior year associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of a new ERP system.
Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain accounts within our consolidated balance sheet as of March 31, 2018 as compared to the amounts as of December 31, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
March 31, 2018 compared to December 31, 2017
Accounts receivable increased by $13.8 million and accounts payable increased by $5.7 million mostly due to increased volumes and metal prices.
Accrued liabilities decreased by $11.8 million primarily due to the payment of annual incentive compensation awards during the first quarter of 2018.
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
At March 31, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $9.4 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
On July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (“ABL Credit Agreement” and the facility thereunder, the “ABL Facility”) and our long-term credit agreement that matures on July 18, 2023 (“Term Loan B Credit Agreement,” together, the “Credit Agreements”), as further discussed in Note 8, “Financing.” The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.

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
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,		Change
(in millions)	2018	2017	2018 vs. 2017
Cash flows provided by (used in) operating activities	$13.7	$(7.1)	$20.8
Cash flows used in investing activities	$(9.1)	$(7.8)	$(1.3)
Cash flows used in financing activities	$(5.4)	$(6.1)	$0.7
Cash flows from operating activities
Net cash provided by operating activities increased by $20.8 million as changes in working capital resulted in decreased cash outflows in the first quarter of 2018 as compared to 2017. Amongst inventory, accounts receivable and accounts payable, metal prices accounted for an estimated $12.6 million of the $20.8 million improvement in cash flows. Additionally, cash from operations was favorably impacted by the timing of vendor and customer payments.
Cash flows from financing activities
Net cash used in financing activities improved by $0.7 million primarily due to a $1.4 million decrease in stock buy-backs as compared to the prior year. Note, we do not have a program authorized by our Board of Directors to buy back our stock on the open market. Accordingly, our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
Outstanding Indebtedness
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). On December 30, 2016, we began making quarterly payments of $0.8 million with the balance expected to be due on July 18, 2023.
On July 18, 2017, we amended the credit agreements governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”) and our ABL Facility (“Amended ABL Credit Agreement”) to reduce our interest rate by 100 basis points. At March 31, 2018, amounts outstanding under the Term Loan B Facility accrued interest at a rate of 5.19%.
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
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of March 31, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.
For additional information regarding our ABL Facility, our Term Loan B Facility and our capital lease obligations, see Note 8, “Financing,” to our unaudited consolidated financial statements, which are included elsewhere in this report.
Recently Issued and Recently Adopted Accounting Pronouncements
For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently, and from time to time, involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the SEC on March 1, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	2,170	$32.17	*	*
February 1, 2018 through February 28, 2018	29,325	$29.25	*	*
March 1, 2018 through March 31, 2018	83,132	$29.75	*	*
Total	114,627	$29.67	*	*

* These amounts are not applicable as we do not have a share repurchase program in effect.

(1)
Common stock purchased during the three months ended March 31, 2018 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

Limitations Upon the Payment of Dividends
Our agreements governing the ABL Facility and the Term Loan B Facility both contain restrictions as to the payment of dividends.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer
Date: May 3, 2018