Form 10-Q
period 2018-06-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2018-08-03
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐   No ☒
On July 26, 2018, there were 22,173,877 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
June 30, 2018

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$91.1	$59.0
Accounts receivable (net of allowance of $1.0 at June 30, 2018 and December 31, 2017)	197.0	197.8
Inventories	235.9	208.1
Prepaid expenses and other current assets	9.4	11.7
Income tax receivable	—	3.6
Total current assets	533.4	480.2
Property, plant and equipment	231.1	221.9
Less: Accumulated depreciation	(89.0)	(79.0)
Property, plant and equipment, net	142.1	142.9
Goodwill	4.5	4.5
Intangible assets, net	1.8	2.0
Deferred income taxes	14.5	16.1
Other noncurrent assets	5.8	6.5
Total assets	$702.1	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$5.0
Accounts payable	138.8	117.1
Accrued liabilities	30.6	36.0
Accrued interest	0.2	0.2
Income tax payable	1.3	0.5
Total current liabilities	175.9	158.8
Noncurrent portion of debt	307.1	309.0
Other noncurrent liabilities	37.9	37.1
Total liabilities	520.9	504.9
Commitments and Contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,515,822 and 22,133,764 shares issued at June 30, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	58.3	54.5
Retained earnings	131.5	97.3
Treasury stock - 341,678 and 226,576 shares at June 30, 2018 and December 31, 2017, respectively	(10.0)	(6.6)
Accumulated other comprehensive loss	(3.7)	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	176.3	142.5
Noncontrolling interest	4.9	4.8
Total equity	181.2	147.3
Total liabilities and equity	$702.1	$652.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$459.4	$374.8	$931.2	$794.3
Cost of sales	(401.5)	(330.6)	(824.3)	(699.5)
Gross profit	57.9	44.2	106.9	94.8
Selling, general and administrative expenses	(23.1)	(19.3)	(46.5)	(42.2)
Operating income	34.8	24.9	60.4	52.6
Interest expense	(4.3)	(4.8)	(8.6)	(9.5)
Loss on extinguishment of debt	(0.5)	—	(0.5)	—
Other (expense) income, net	(0.9)	4.5	(1.0)	4.2
Income before provision for income taxes	29.1	24.6	50.3	47.3
Provision for income taxes	(8.0)	(8.8)	(13.3)	(13.8)
Net income	21.1	15.8	37.0	33.5
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to Global Brass and Copper Holdings, Inc.	$21.0	$15.7	$36.8	$33.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.95	$0.72	$1.68	$1.54
Diluted	$0.94	$0.71	$1.66	$1.50
Weighted average common shares outstanding:
Basic	22.0	21.8	21.9	21.6
Diluted	22.3	22.1	22.2	22.1
Dividends declared per common share	$0.0600	$0.0375	$0.1200	$0.0750
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$21.1	$15.8	$37.0	$33.5
Other comprehensive income (loss):
Derivatives:
Net derivative gain (loss) on hedge transactions	(0.2)	—	(0.2)	—
Income taxes on derivative transactions	0.1	—	0.1	—
Foreign currency translation:
Foreign currency translation adjustment	(1.9)	0.5	(0.7)	1.3
Income tax (expense) benefit on foreign currency translation adjustment	0.2	(0.1)	(0.1)	(0.2)
Comprehensive income	19.3	16.2	36.1	34.6
Comprehensive (income) loss attributable to noncontrolling interest	0.1	(0.2)	(0.1)	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$19.4	$16.0	$36.0	$34.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	380,020	—	4.3	—	—	—	4.3	—	4.3
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(146,582)	—	—	—	(5.0)	—	(5.0)	—	(5.0)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Net income	—	—	—	33.2	—	—	33.2	0.3	33.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	1.0	1.0	0.1	1.1
Balance at June 30, 2017	21,904,886	$0.2	$50.5	$82.2	$(6.5)	$(3.1)	$123.3	$4.8	$128.1

Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3
Share-based compensation	338,084	—	3.1	—	—	—	3.1	—	3.1
Exercise of stock options	43,974	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(115,102)	—	—	—	(3.4)	—	(3.4)	—	(3.4)
Dividends declared	—	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Net income	—	—	—	36.8	—	—	36.8	0.2	37.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.8)	(0.8)	(0.1)	(0.9)
Balance at June 30, 2018	22,174,144	$0.2	$58.3	$131.5	$(10.0)	$(3.7)	$176.3	$4.9	$181.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$37.0	$33.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(1.1)	(0.1)
Unrealized (gain) loss on derivatives	0.6	1.4
Depreciation	10.3	9.0
Amortization of intangible assets	0.2	—
Amortization of debt discount and issuance costs	0.6	0.6
Loss on extinguishment of debt	0.5	—
Share-based compensation expense	3.1	4.3
Provision for bad debts, net of reductions	0.4	0.4
Deferred income taxes	1.7	—
Loss on disposal of property, plant and equipment	0.1	—
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	0.8	(38.6)
Inventories	(26.8)	(5.2)
Prepaid expenses and other current assets	1.5	1.7
Accounts payable	25.4	17.6
Accrued liabilities	(4.4)	(9.4)
Income taxes, net	4.3	2.0
Other, net	1.1	(0.2)
Net cash provided by (used in) operating activities	55.3	17.0
Cash flows from investing activities
Capital expenditures	(12.7)	(12.5)
Business acquisition	(1.6)	—
Net cash used in investing activities	(14.3)	(12.5)
Cash flows from financing activities
Borrowings on ABL Facility	0.4	0.4
Payments on ABL Facility	(0.4)	(0.4)
Payments of debt issuance costs	(0.4)	—
Proceeds from term loan	25.4	—
Payments on term loan	(27.0)	(1.6)
Principal payments under capital lease obligation	(0.9)	(0.7)
Dividends paid	(2.8)	(1.7)
Proceeds from exercise of stock options	0.7	0.7
Share repurchases	(3.4)	(5.0)
Net cash used in financing activities	(8.4)	(8.3)
Effect of foreign currency exchange rates	(0.5)	(0.5)
Net increase (decrease) in cash	32.1	(4.3)
Cash and cash equivalents at beginning of period	59.0	88.2
Cash and cash equivalents at end of period	$91.1	$83.9
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$3.2	$2.3
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
Recently Issued and Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (“OCI”) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. We early adopted this guidance on May 25, 2018 upon entering into an interest rate swap agreement. The adoption of this standard did not impact our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance became effective on January 1, 2018 for interim and annual periods. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. The following tables summarize the effects of adopting ASC Topic 606 on our prior period unaudited Consolidated Financial Statements:

Consolidated Balance Sheet (Unaudited)	December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	December 31, 2017 As Adjusted
(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$59.0	$—	$59.0
Accounts receivable (net of allowance of $1.0)	197.9	(0.1)	197.8
Inventories	208.1	—	208.1
Prepaid expenses and other current assets	33.3	(21.6)	11.7
Income tax receivable	3.6	—	3.6
Total current assets	501.9	(21.7)	480.2
Property, plant and equipment, net	142.9	—	142.9
Goodwill	4.5	—	4.5
Intangible assets, net	2.0	—	2.0
Deferred income taxes	16.1	—	16.1
Other noncurrent assets	6.5	—	6.5
Total assets	$673.9	$(21.7)	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$—	$5.0
Accounts payable	117.1	—	117.1
Accrued liabilities	57.9	(21.9)	36.0
Accrued interest	0.2	—	0.2
Income tax payable	0.5	—	0.5
Total current liabilities	180.7	(21.9)	158.8
Noncurrent portion of debt	309.0	—	309.0
Other noncurrent liabilities	37.1	—	37.1
Total liabilities	526.8	(21.9)	504.9
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - 22,133,764 shares issued	0.2	—	0.2
Additional paid-in capital	54.5	—	54.5
Retained earnings	97.1	0.2	97.3
Treasury stock - 226,576 shares	(6.6)	—	(6.6)
Accumulated other comprehensive loss	(2.9)	—	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	142.3	0.2	142.5
Noncontrolling interest	4.8	—	4.8
Total equity	147.1	0.2	147.3
Total liabilities and equity	$673.9	$(21.7)	$652.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months Ended June 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended June 30, 2017 As Adjusted	Six Months Ended June 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Six Months Ended June 30, 2017 As Adjusted
(in millions, except per share data)
Net sales	$377.4	$(2.6)	$374.8	$770.7	$23.6	$794.3
Cost of sales	(332.7)	2.1	(330.6)	(676.1)	(23.4)	(699.5)
Gross profit	44.7	(0.5)	44.2	94.6	0.2	94.8
Selling, general and administrative expenses	(19.3)	—	(19.3)	(42.2)	—	(42.2)
Operating income	25.4	(0.5)	24.9	52.4	0.2	52.6
Interest expense	(4.8)	—	(4.8)	(9.5)	—	(9.5)
Other income (expense), net	4.5	—	4.5	4.2	—	4.2
Income before provision for income taxes	25.1	(0.5)	24.6	47.1	0.2	47.3
Provision for income taxes	(8.9)	0.1	(8.8)	(13.7)	(0.1)	(13.8)
Net income	16.2	(0.4)	15.8	33.4	0.1	33.5
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Net income attributable to Global Brass and Copper Holdings, Inc.	$16.1	$(0.4)	$15.7	$33.1	$0.1	$33.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.74	$(0.02)	$0.72	$1.53	$0.01	$1.54
Diluted	$0.73	$(0.02)	$0.71	$1.50	$—	$1.50
Weighted average common shares outstanding:
Basic	21.8	—	21.8	21.6	—	21.6
Diluted	22.1	—	22.1	22.1	—	22.1

Consolidated Statement of Comprehensive Income (Unaudited)	Three Months Ended June 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended June 30, 2017 As Adjusted	Six Months Ended June 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Six Months Ended June 30, 2017 As Adjusted
(in millions)
Net income	$16.2	$(0.4)	$15.8	$33.4	$0.1	$33.5
Other comprehensive income (loss):
Foreign currency translation adjustment	0.5	—	0.5	1.3	—	1.3
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Comprehensive income	16.6	(0.4)	16.2	34.5	0.1	34.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	(0.4)	—	(0.4)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$16.4	$(0.4)	$16.0	$34.1	$0.1	$34.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Changes in Equity (Unaudited)
(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
December 31, 2016 - as reported	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Cumulative effect adjustment of ASC Topic 606 on January 1, 2017	—	—	—	—	—	—	—	—	—
December 31, 2016 - as adjusted	21,633,067	0.2	45.0	51.2	(1.5)	(4.1)	90.8	4.4	95.2
Six months ended June 30, 2017 - as reported	271,819	—	5.5	30.9	(5.0)	1.0	32.4	0.4	32.8
Effect of the adoption of ASC Topic 606	—	—	—	0.1	—	—	0.1	—	0.1
June 30, 2017 - as adjusted	21,904,886	$0.2	$50.5	$82.2	$(6.5)	$(3.1)	$123.3	$4.8	$128.1

December 31, 2017 - as reported	21,907,188	$0.2	$54.5	$97.1	$(6.6)	$(2.9)	$142.3	$4.8	$147.1
Cumulative effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	0.2	—	—	0.2	—	0.2
December 31, 2017 - as adjusted	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)	Six Months Ended June 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Six Months Ended June 30, 2017 As Adjusted
(in millions)
Cash flows from operating activities
Net income	$33.4	$0.1	$33.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.1)	—	(0.1)
Unrealized (gain) loss on derivatives	1.4	—	1.4
Depreciation	9.0	—	9.0
Amortization of debt discount and issuance costs	0.6	—	0.6
Share-based compensation expense	4.3	—	4.3
Provision for bad debts, net of reductions	0.4	—	0.4
Change in assets and liabilities:
Accounts receivable	(38.6)	—	(38.6)
Inventories	(5.2)	—	(5.2)
Prepaid expenses and other current assets	(21.7)	23.4	1.7
Accounts payable	17.6	—	17.6
Accrued liabilities	14.2	(23.6)	(9.4)
Income taxes, net	1.9	0.1	2.0
Other, net	(0.2)	—	(0.2)
Net cash provided by (used in) operating activities	17.0	—	17.0
Cash flows from investing activities
Capital expenditures	(12.5)	—	(12.5)
Net cash used in investing activities	(12.5)	—	(12.5)
Cash flows from financing activities
Borrowings on ABL Facility	0.4	—	0.4
Payments on ABL Facility	(0.4)	—	(0.4)
Payments on term loan	(1.6)	—	(1.6)
Principal payments under capital lease obligation	(0.7)	—	(0.7)
Dividends paid	(1.7)	—	(1.7)
Proceeds from exercise of stock options	0.7	—	0.7
Share repurchases	(5.0)	—	(5.0)
Net cash used in financing activities	(8.3)	—	(8.3)
Effect of foreign currency exchange rates	(0.5)	—	(0.5)
Net increase (decrease) in cash	(4.3)	—	(4.3)
Cash and cash equivalents at beginning of period	88.2	—	88.2
Cash and cash equivalents at end of period	$83.9	$—	$83.9

2.	Revenue
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
Toll Customers
We also procure scrap metal for a small number of customers and sell it to them. Title to the scrap metal and risk of loss transfers to the customer upon sale. We then hold the scrap metal for them on our premises together with our metal. We also sell converted finished products to these customers. We charge the customer and earn a conversion fee when we transfer control of the processed metal to the customer upon shipment, which is generally FOB shipping point. We accept their scrap metal in place of charging a metal replacement fee.
The following table presents our revenues disaggregated by market based on the customer’s primary market or the primary market for the shipped product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Building and housing	$156.3	$114.2	$313.9	$238.9
Automotive and transportation	89.4	75.8	178.3	153.2
Munitions	41.1	49.2	87.4	122.6
Coinage	41.5	32.1	86.7	72.1
Industrial machinery and equipment	36.2	33.5	77.1	70.1
Electronics / electrical components	37.7	33.7	76.8	66.5
Other	57.2	36.3	111.0	70.9
Net sales	$459.4	$374.8	$931.2	$794.3
Generally, we bill customers when product is shipped in concurrence with revenue recognition. In some instances, we receive advance payment from customers prior to shipment and revenue recognition, at which time we record a liability for the advance payment. The expected duration from time of advance payment to time of shipment is less than one year. As of June 30, 2018, we had no advance payments in Accrued Liabilities. As of December 31, 2017, we had $0.4 million of advance payments in Accrued Liabilities. There was no revenue recognized during the three months ended June 30, 2018 and 2017 that was included in Accrued Liabilities at the beginning of the quarter. Revenue recognized during the six months ended June 30, 2018 that was included in Accrued Liabilities at the beginning of the year was $0.4 million. There was no revenue recognized during the six months ended June 30, 2017 that was included in Accrued Liabilities at the beginning of 2017.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$21.0	$15.7	$36.8	$33.2
Denominator
Weighted-average common shares outstanding	22.0	21.8	21.9	21.6
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.3	0.3	0.3	0.5
Weighted-average common shares outstanding, assuming dilution	22.3	22.1	22.2	22.1

Anti-dilutive shares excluded from above	0.1	0.2	0.1	0.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.95	$0.72	$1.68	$1.54
Diluted	$0.94	$0.71	$1.66	$1.50
On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock through September 30, 2020. There have been no shares repurchased under this program as of the date of this report. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans; these transactions are not included as part of the authorization under our 2018 Share Repurchase Program.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

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
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	restructuring and other business transformation charges;

•	inventory step-up costs related to acquisition accounting;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Sales, External Customers
Olin Brass	$175.8	$158.8	$354.5	$349.6
Chase Brass	159.5	141.1	331.1	295.1
A.J. Oster	124.1	74.9	245.6	149.6
Total net sales, external customers	$459.4	$374.8	$931.2	$794.3
Intersegment Net Sales
Olin Brass	$22.4	$20.0	$43.8	$44.0
Chase Brass	—	—	—	0.1
A.J. Oster	0.1	0.1	0.1	0.1
Total intersegment net sales	$22.5	$20.1	$43.9	$44.2
Adjusted EBITDA
Olin Brass	$20.1	$14.4	$34.1	$26.9
Chase Brass	18.4	17.9	37.0	38.3
A.J. Oster	6.1	4.3	11.8	6.8
Total adjusted EBITDA of operating segments	44.6	36.6	82.9	72.0
Corporate (a)	(5.0)	0.2	(9.3)	(1.0)
Depreciation expense	(5.2)	(4.5)	(10.3)	(9.0)
Amortization expense	(0.1)	—	(0.2)	—
Interest expense, net	(4.3)	(4.7)	(8.6)	(9.4)
Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.3
Unrealized (loss) gain on derivative contracts (b)	1.8	(0.6)	(0.6)	(1.4)
Refinancing costs (c)	(1.6)	—	(1.6)	—
Lower of cost or market adjustment to inventory (d)	0.2	(0.7)	1.1	0.1
Share-based compensation expense (e)	(1.4)	(1.8)	(3.1)	(4.3)
Step-up costs from acquisition accounting	—	—	(0.2)	—
Income before provision for income taxes	$29.1	$24.6	$50.3	$47.3

(a)	The three and six months ended June 30, 2017 include $4.4 million and $7.4 million, respectively, of insurance proceeds recoveries relating to a production outage in 2016.

(b)	Represents unrealized gains / losses on derivative contracts.

(c)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(d)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(e)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories
Inventories were as follows:

	As of
(in millions)	June 30, 2018	December 31, 2017
Raw materials and supplies	$31.1	$23.2
Work-in-process	84.5	73.5
Finished goods	120.3	111.4
Total inventories	$235.9	$208.1
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised 68% and 65% of total inventory at June 30, 2018 and December 31, 2017, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.
During the three and six months ended June 30, 2018 and 2017, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three months ended June 30, 2018 and 2017, these adjustments decreased cost of sales by $0.2 million and increased cost of sales by $0.7 million, respectively. For the six months ended June 30, 2018 and 2017, these adjustments decreased cost of sales by $1.1 million and $0.1 million, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	June 30, 2018	December 31, 2017
Market value	$337.9	$329.1
As reported	235.9	208.1
Excess of market over reported value	$102.0	$121.0

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	June 30, 2018	December 31, 2017
Workers’ compensation plan deposits	$3.3	$3.8
Prepaid insurance	1.5	1.9
Derivative contract assets	1.4	2.0
Taxes	1.1	1.0
Other	2.1	3.0
Total prepaid expenses and other current assets	$9.4	$11.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

7.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	June 30, 2018	December 31, 2017
Compensation and benefits	$16.4	$19.2
Workers’ compensation	3.1	2.9
Utilities	2.6	2.4
Professional fees	1.6	1.6
Taxes	1.3	1.4
Insurance	1.0	1.9
Derivative contract liabilities	0.1	0.2
Other	4.5	6.4
Total accrued liabilities	$30.6	$36.0

8.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	June 30, 2018	December 31, 2017
Term Loan B Facility	$314.4	$316.0
Deferred financing fees and discount on debt	(5.4)	(5.9)
Obligations under capital lease	3.1	3.9
Total debt	312.1	314.0
Less: Current portion of debt	(5.0)	(5.0)
Noncurrent portion of debt	$307.1	$309.0
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). On December 30, 2016, we began making quarterly payments of $0.8 million with the balance expected to be due at maturity.
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”). The most recent refinancing reduced our interest rate by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. The Amended Term Loan B Credit Agreement has a soft call prepayment penalty of 1% during the six months following the refinancing date. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At June 30, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 4.92%.

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
ABL Facility
We have an asset-based revolving loan facility (the “ABL Credit Agreement” and together with the facility thereunder, the “ABL Facility”) that matures on July 19, 2021 and provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.
As of June 30, 2018, we had no borrowings outstanding under the ABL Facility and available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of June 30, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.

9.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 26.4% and 29.2% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2018 is largely driven by the decreased federal tax rate. The effective income tax rates for the six months ended June 30, 2018 and 2017 also differed from the U.S. Federal statutory rate of 21% and 35%, respectively, due to state income taxes, stock compensation, utilization of tax credits, and the domestic manufacturing deduction in 2017.
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
Our accounting for the Tax Act is still ongoing. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the transition tax, the re-measurement of deferred taxes, our reassessment of permanently reinvested earnings, excessive compensation, uncertain tax positions and valuation allowances. We have not made any additional measurement-period adjustments related to these items during the six months ended June 30, 2018. We continue to gather additional information related to the above items and we anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.
As of both June 30, 2018 and December 31, 2017, we had $25.2 million of unrecognized tax benefits, of which $8.5 million would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of June 30, 2018 and December 31, 2017 were $2.5 million and $2.1 million, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $27.7 million and $27.3 million at June 30, 2018 and December 31, 2017, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.

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
We use a cash flow hedge to minimize the variability in cash flows caused by fluctuations in market interest rates. This derivative, which is a designated cash flow hedge, is carried at fair value. The change in fair value is recorded to accumulated other comprehensive loss and reclassified to current earnings if hedge accounting cannot be applied because the hedge contract is not highly effective.
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
The following tables provide a summary of our outstanding derivative contracts:

	As of
	June 30, 2018	December 31, 2017
(in millions)	Net Notional Amount	Net Notional Amount
Cash flow hedge:
Interest rate swap	$150.0	$—
Commodity derivative contracts:
Metal	(15.1)	12.8
Energy and utilities	3.2	3.8
Total	$138.1	$16.6

	As of
	June 30, 2018	December 31, 2017
(in millions)	Notional Position	Notional Position
Commodity derivative contracts:
Notional amount - long	$35.8	$46.1
Notional amount - (short)	(47.7)	(29.5)
Net long / (short)	$(11.9)	$16.6

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

	As of June 30, 2018
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Commodity derivative contracts:
Metal	$0.9	$—	$0.9
Energy and utilities	—	—	—
Collateral on deposit	0.5	—	0.5
Total	$1.4	$—	$1.4
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.4

	As of June 30, 2018
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Cash flow hedge:
Interest rate swap	$0.2	$—	$0.2
Commodity derivative contracts:
Metal	—	—	—
Energy and utilities	0.2	—	0.2
Total	$0.4	$—	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.1
Other noncurrent liabilities			$0.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$5.3	$(3.2)	$2.1
Energy and utilities	—	—	—
Total	$5.3	$(3.2)	$2.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.0
Other noncurrent assets			$0.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$3.3	$(3.2)	$0.1
Energy and utilities	0.3	—	0.3
Total	$3.6	$(3.2)	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.2
Other noncurrent liabilities			$0.2
The following table summarizes the effects of derivative contracts in the consolidated statements of comprehensive income and the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Cash flow hedge (losses) gains in other comprehensive income (loss) for:
Interest rate swap	$(0.2)	$—	$(0.2)	$—
Commodity derivative contracts losses (gains) in cost of sales for:
Metal	$(1.7)	$0.3	$0.2	$(0.2)
Energy and utilities	(0.1)	0.3	(0.1)	0.5
Total commodity derivative contract losses (gains) in cost of sales	$(1.8)	$0.6	$0.1	$0.3
As of June 30, 2018, there was $0.1 million of cash flow hedge losses, net of tax, reported in accumulated other comprehensive loss on the consolidated balance sheet. There were no cash flow hedge gains or losses reported in accumulated other comprehensive loss on the consolidated balance sheet as of December 31, 2017.

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
As of June 30, 2018 and December 31, 2017, the fair value of our commodity derivative contracts was a net asset of $1.2 million and $1.7 million, respectively. In accordance with ASC 820, our metal, energy and utility commodity derivative contracts are considered Level 2, as fair value measurements consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
As of June 30, 2018, the fair value of our interest rate swap was a liability of $0.2 million. The interest rate swap is valued using quoted market prices at the balance sheet date and is a Level 1 fair value measurement.
We do not hold assets or liabilities requiring a Level 3 measurement and there have not been any transfers between the hierarchy levels during 2018 or 2017.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of June 30, 2018 and December 31, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $51.1 million and $17.1 million, respectively. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of June 30, 2018, the fair value of our Term Loan B Facility approximated $313.6 million compared to a carrying value of $314.4 million. As of December 31, 2017, the fair value of our Term Loan B Facility approximated $318.7 million compared to a carrying value of $316.0 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. While we have reached a final settlement with the US EPA, we remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flows.
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
We sustained losses from this event. The equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the three months ended June 30, 2017, we recorded recoveries of $4.4 million related to the claim as a reduction to cost of sales of $0.5 million and an increase to other income of $3.9 million. For the six months ended June 30, 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of sales of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries were received as of June 30, 2017.

13.	Acquisition
On November 1, 2017, our A.J. Oster subsidiary acquired certain assets and assumed certain liabilities of Alumet. Headquartered in Parsippany, New Jersey, Alumet is a non-ferrous metals service center that provides coated aluminum, aluminum, copper and brass sheet, and strip products to the building and housing and automotive markets through its cut to length, slitting, and coating capabilities. The acquisition of Alumet expands A.J. Oster’s geographic presence into the South and Southeast through Alumet’s facilities in Atlanta and Texas while also providing additional outlets for Alumet’s products through A.J. Oster’s facilities in Chicago and Mexico. The Alumet acquisition was part of our strategic efforts to profitably grow through acquisitions and expands our geographic presence in targeted regions, strengthens our position in the aluminum market, and enhances our position in the non-ferrous metals distribution business. We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC Topic 805, Business Combinations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

We acquired certain assets and assumed certain liabilities of Alumet for approximately $41.6 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of
(in millions)	June 30, 2018
Purchase price to allocate	$41.6

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$16.9
Inventories	30.6
Prepaid expenses and other current assets	0.3
Property, plant and equipment	5.7
Intangible assets	1.7
Other noncurrent assets	0.1
Accounts payable	(8.1)
Accrued liabilities	(4.0)
Capital lease liability	(1.7)
Total fair value of assets acquired and liabilities assumed	$41.5

Goodwill	$0.1
The $1.7 million of acquired intangible assets consists of customer relationships of $1.0 million (15-year useful life), trade name of $0.3 million (15-year useful life), non-compete agreements of $0.2 million (2-year useful life), and leasehold interests of $0.2 million (2.5-year useful life). The $0.1 million of goodwill was assigned to the A.J. Oster reporting segment. As we elected to treat the Alumet acquisition as an asset acquisition for tax purposes, the goodwill is deductible for tax purposes over 180 months.
Pro Forma Information
The following unaudited pro forma results of operations reflect the November 1, 2017 Alumet acquisition as if it had occurred on January 1, 2017. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results.

(in millions, except per share data)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales:
As reported	$374.8	$794.3
Pro forma	409.4	861.0
Net income attributable to Global Brass and Copper Holdings, Inc.:
As reported	$15.7	$33.2
Pro forma	17.0	35.4
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Basic:
As reported	$0.72	$1.54
Pro forma	$0.78	$1.64
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Diluted:
As reported	$0.71	$1.50
Pro forma	$0.77	$1.60

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
Unlike traditional metals companies, particularly those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially eliminates the financial impact of fluctuating metal commodity prices on our earnings and operating margins.
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

The following discussions present an analysis of certain US GAAP and non-GAAP measures for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Net sales and adjusted sales
Net sales is the most directly comparable US GAAP measure to adjusted sales, which represents the value-added premium we earn over the cost to replace our sold metal. Adjusted sales is defined as net sales less the metal cost recovery component of products sold. The metal cost recovery component, which is deducted from Net sales, equals the cost of metal, which is included within Cost of sales. We use adjusted sales on a consolidated basis to monitor the revenues that are generated excluding the effects of fluctuations in metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2018 vs. 2017
					QTR Change:		YTD Change:
(in millions, except per pound values)	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Pounds shipped (a)	147.5	126.2	291.3	260.2	21.3	16.9%	31.1	12.0%
Net sales	$459.4	$374.8	$931.2	$794.3	$84.6	22.6%	$136.9	17.2%
Metal component of net sales	(297.6)	(243.2)	(616.1)	(523.6)	(54.4)	22.4%	(92.5)	17.7%
Adjusted sales	$161.8	$131.6	$315.1	$270.7	$30.2	22.9%	$44.4	16.4%

Net sales per pound	$3.11	$2.97	$3.20	$3.05	$0.14	4.7%	$0.15	4.9%
Less: Metal component of net sales per pound	2.01	1.93	2.12	2.01	0.08	4.1%	0.11	5.5%
Adjusted sales per pound	$1.10	$1.04	$1.08	$1.04	$0.06	5.8%	$0.04	3.8%
Average copper price per pound (b)	$3.09	$2.58	$3.12	$2.62	$0.51	19.8%	$0.50	19.1%

(a)	Amounts exclude quantity of metal sold under toll arrangements which we have not yet processed for the customer.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
The following table presents our revenue disaggregated by the type of arrangement with the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Non-toll revenue	$446.2	$357.6	$899.4	$736.6
Unprocessed metal sales	30.9	33.0	66.5	93.8
Toll processing revenue	4.8	4.3	9.2	8.1
Intersegment net sales elimination	(22.5)	(20.1)	(43.9)	(44.2)
Net sales	$459.4	$374.8	$931.2	$794.3
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Net sales increased by $84.6 million, or 22.6%, primarily due to a $54.4 million increase in the metal cost recovery component stemming from increased commodity prices and the Alumet acquisition volumes ($36.9 million). Adjusted sales increased by $30.2 million, or 22.9%, primarily due to Alumet ($16.4 million) and other organic volume increases.

Six months ended June 30, 2018 compared to six months ended June 30, 2017
Net sales increased by $136.9 million, or 17.2%, primarily due to a $92.5 million increase in the metal cost recovery component stemming from increased commodity prices and Alumet ($69.5 million), partially offset by reduced sales of unprocessed metal, as reflected in the previous table. Adjusted sales increased by $44.4 million, or 16.4%, primarily due to Alumet ($30.1 million) and favorable scrap spreads, better metal margins, and improved raw material sourcing.
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
Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Total gross profit	$57.9	$44.2	$106.9	$94.8	$13.7	$12.1
Unrealized loss (gain) on derivative contracts	(1.8)	0.6	0.6	1.4	(2.4)	(0.8)
Lower of cost or market adjustment to inventory	(0.2)	0.7	(1.1)	(0.1)	(0.9)	(1.0)
Step-up costs from acquisition accounting	—	—	0.2	—	—	0.2
Share-based compensation expense	0.1	—	0.2	—	0.1	0.2
Depreciation expense	4.3	3.7	8.3	7.3	0.6	1.0
Adjusted gross profit	$60.3	$49.2	$115.1	$103.4	$11.1	$11.7
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Gross profit increased by $13.7 million (31.0%) and was primarily impacted by favorable fluctuations in unrealized gains / losses on derivative contracts and lower of cost or market adjustments to inventory, and increased depreciation expense. Adjusted gross profit increased by $11.1 million (22.6%) primarily due to the addition of Alumet ($4.8 million) and $5.1 million from favorable metal mix and sourcing along with improved metal margins.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Gross profit increased by $12.1 million (12.8%) and was impacted by favorable fluctuations in lower of cost or market adjustments to inventory and unrealized gains / losses on derivative contracts as well as increased depreciation expense. Adjusted gross profit increased by $11.7 million (11.3%) primarily due to the combination of the following:

•	the addition of Alumet ($8.8 million);

•	favorable metal mix and sourcing along with improved metal margins ($6.5 million);

•
the fact that the first quarter of 2017 includes $1.3 million more of costs associated with transitioning to a health savings account (“HSA”), increased cost of sales due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system;

•	the absence of a $3.5 million benefit recognized in the prior year resulting from the recovery of insurance proceeds related to our 2016 production outage; and

•	$0.4 million of costs incurred related to an environmental incident at an Olin Brass facility.

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
Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Total selling, general and administrative expenses	$23.1	$19.3	$46.5	$42.2	$3.8	$4.3
Share-based compensation expense	(1.3)	(1.8)	(2.9)	(4.3)	0.5	1.4
Depreciation and amortization expense	(1.0)	(0.8)	(2.2)	(1.7)	(0.2)	(0.5)
Adjusted selling, general and administrative expenses	$20.8	$16.7	$41.4	$36.2	$4.1	$5.2
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Selling, general and administrative expenses increased by $3.8 million (19.7%) primarily due to an increase in depreciation expense, offset by a decrease in share-based compensation expense. Adjusted selling, general and administrative expenses increased largely due to the Alumet acquisition ($2.6 million) and an increase in employee and employee related costs.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Selling, general and administrative expenses increased by $4.3 million (10.2%) and were unfavorably impacted by an increase in depreciation expense and favorably impacted by a decrease in share-based compensation expense. Adjusted selling, general and administrative expenses increased due to the Alumet acquisition ($5.1 million), an increase in employee and employee related costs, and $0.3 million of costs incurred related to an environmental incident at an Olin Brass facility, partially offset by the fact that the prior year includes $1.0 million more of expenses associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system.

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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Net income attributable to Global Brass and Copper Holdings, Inc.	$21.0	$15.7	$36.8	$33.2	$5.3	$3.6
Interest expense, net	4.3	4.7	8.6	9.4	(0.4)	(0.8)
Provision for income taxes	8.0	8.8	13.3	13.8	(0.8)	(0.5)
Depreciation expense	5.2	4.5	10.3	9.0	0.7	1.3
Amortization expense	0.1	—	0.2	—	0.1	0.2
Unrealized loss (gain) on derivative contracts	(1.8)	0.6	0.6	1.4	(2.4)	(0.8)
Refinancing costs	1.6	—	1.6	—	1.6	1.6
Lower of cost or market adjustment to inventory	(0.2)	0.7	(1.1)	(0.1)	(0.9)	(1.0)
Share-based compensation expense	1.4	1.8	3.1	4.3	(0.4)	(1.2)
Step-up costs from acquisition accounting	—	—	0.2	—	—	0.2
Adjusted EBITDA	$39.6	$36.8	$73.6	$71.0	$2.8	$2.6

Three months ended June 30, 2018 compared to three months ended June 30, 2017
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $5.3 million mainly due to the combination of the following:

•	favorable metal mix and sourcing along with improved metal margins ($5.1 million);

•	favorable fluctuations in unrealized gains / losses on derivative contracts of $2.4 million;

•	$2.1 million of income generated from Alumet, a business we acquired in November 2017;

•	favorable lower of cost or market adjustment to inventory of $0.9 million;

•	a decrease in tax expense of $0.8 million, driven by a reduction in the effective tax rate from 35.8% to 27.5%;

•	a decrease in interest expense of $0.4 million;

•	a decrease in share based compensation expense of $0.4 million;

•	refinancing costs of $1.6 million associated with our May 2018 debt refinancing;

•	increased depreciation expense of $0.7 million; and

•	the absence of a $4.4 million benefit recorded in the prior year related to the recovery of insurance proceeds associated with our 2016 production outage.
Adjusted EBITDA increased by $2.8 million, or 7.6%, primarily due to $5.1 million of favorable metal mix and sourcing along with improved metal margins and $2.1 million from our Alumet acquisition, partially offset by the $4.4 million of income related to insurance proceeds recorded in the 2017 period.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $3.6 million mainly due to the combination of the following:

•	favorable metal mix and sourcing along with improved metal margins ($6.5 million);

•	$3.6 million of income generated from Alumet, a business we acquired in November 2017;

•	a decrease in share based compensation expense of $1.2 million;

•	favorable lower of cost or market adjustment to inventory of $1.0 million;

•	favorable fluctuations in unrealized gains / losses on derivative contracts of $0.8 million;

•	a decrease in interest expense of $0.8 million;

•	a decrease in tax expense of $0.5 million, driven by a reduction in the effective tax rate from 29.2% to 26.4%;

•
approximately $2.3 million more of expense recorded in the prior year for unusual costs associated with our transition to an HSA medical plan, increased cost of sales due to inventory reductions at Olin Brass, and costs incurred at A.J. Oster related to its ERP implementation;

•	refinancing costs of $1.6 million associated with our May 2018 debt refinancing;

•	an increase in depreciation expense of $1.3 million;

•	costs incurred of $0.7 million associated with an environmental incident at an Olin Brass facility; and

•	the absence of a $7.4 million benefit recorded in the prior year related to the recovery of insurance proceeds associated with our 2016 production outage.
Adjusted EBITDA increased by $2.6 million, or 3.7%, primarily due to $6.5 million from favorable metal mix and sourcing along with improved metal margins, our Alumet acquisition ($3.6 million), and approximately $2.3 million more of unusual costs in the prior year, as mentioned above, partially offset by $7.4 million of income related to insurance proceeds recorded in the 2017 period related to our 2016 production outage, an increase in employee and employee related costs, and $0.7 million of costs associated with an environmental incident at an Olin Brass facility.
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share increased by $0.23 and $0.16 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 for the same reasons driving the fluctuations in net income.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.17 and $0.28 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 for the same reasons driving the fluctuations in adjusted EBITDA. There was a $0.01 impact on diluted earnings per share from the increase in weighted average diluted common shares outstanding for both the three and six months ended June 30, 2018.

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
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	2018	2017	QTR change:	YTD Change:
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.94	$0.71	$1.66	$1.50	$0.23	$0.16
Unrealized loss (gain) on derivative contracts	(0.08)	0.03	0.03	0.06	(0.11)	(0.03)
Refinancing costs	0.07	—	0.07	—	0.07	0.07
Lower of cost or market adjustment to inventory	(0.01)	0.03	(0.05)	—	(0.04)	(0.05)
Share-based compensation expense	0.06	0.09	0.14	0.20	(0.03)	(0.06)
Step-up costs from acquisition accounting	—	—	0.01	—	—	0.01
Tax impact on above adjustments (a)	(0.01)	(0.06)	(0.05)	(0.23)	0.05	0.18
Adjusted diluted earnings per common share	$0.97	$0.80	$1.81	$1.53	$0.17	$0.28

(a)	Calculated based on our estimated tax rate, including tax benefits related to share award vestings and option exercises, as described more fully in Note 9, “Income Taxes.”

Results of Operations
Consolidated Results of Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017.

	Three Months Ended June 30,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$459.4	100.0%	$374.8	100.0%	$84.6	22.6%
Cost of sales	(401.5)	87.4%	(330.6)	88.2%	(70.9)	21.4%
Gross profit	57.9	12.6%	44.2	11.8%	13.7	31.0%
Selling, general and administrative expenses	(23.1)	5.0%	(19.3)	5.2%	(3.8)	19.7%
Operating income	34.8	7.6%	24.9	6.6%	9.9	39.8%
Interest expense	(4.3)	0.9%	(4.8)	1.3%	0.5	(10.4)%
Loss on extinguishment of debt	(0.5)	0.2%	—	—%	(0.5)	N/A
Other (expense) income, net	(0.9)	0.2%	4.5	1.2%	(5.4)	(120.0)%
Income before provision for income taxes	29.1	6.3%	24.6	6.5%	4.5	18.3%
Provision for income taxes	(8.0)	1.7%	(8.8)	2.3%	0.8	(9.1)%
Net income	21.1	4.6%	15.8	4.2%	5.3	33.5%
Net income attributable to noncontrolling interest	(0.1)	—%	(0.1)	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$21.0	4.6%	$15.7	4.2%	$5.3	33.8%
Adjusted EBITDA (a)	$39.6	8.6%	$36.8	9.8%	$2.8	7.6%
N/A - not applicable

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
The following discussions present an analysis of our results of operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $0.5 million primarily due to increased interest income and a lower principal balance in 2018. Our average interest rate on our debt principal was unchanged from the prior year at 5.3%.
The following table summarizes the components of interest expense:

	Three Months Ended June 30,		Change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$4.2	$4.3	$(0.1)
Amortization of debt discount and issuance costs	0.3	0.3	—
Capitalized interest	(0.1)	—	(0.1)
Other borrowing costs (a)	0.2	0.2	—
Interest income	(0.3)	—	(0.3)
Total interest expense	$4.3	$4.8	$(0.5)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes
The provision for income taxes decreased by $0.8 million due to a decrease in the effective tax rate ($2.0 million), partially offset by the increase in income before provision for income taxes ($1.2 million). The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 27.5% and 35.8% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates differ from the statutory rates of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively, primarily due to state income taxes, interest on unrecognized tax benefits, utilization of tax credits, and the domestic manufacturing deduction in 2017.
Segment Results of Operations
Segment Results of Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017.
The following discussions present an analysis of our results by segment for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended June 30,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	68.8	63.4	5.4	8.5%
Chase Brass	54.0	54.5	(0.5)	(0.9)%
A.J. Oster	35.1	18.9	16.2	85.7%
Corporate and other (b)	(10.4)	(10.6)	0.2	1.9%
Total	147.5	126.2	21.3	16.9%
Net sales
Olin Brass	$198.2	$178.8	$19.4	10.9%
Chase Brass	159.5	141.1	18.4	13.0%
A.J. Oster	124.2	75.0	49.2	65.6%
Corporate and other (b)	(22.5)	(20.1)	(2.4)	(11.9)%
Total	$459.4	$374.8	$84.6	22.6%
Adjusted EBITDA
Olin Brass	$20.1	$14.4	$5.7	39.6%
Chase Brass	18.4	17.9	0.5	2.8%
A.J. Oster	6.1	4.3	1.8	41.9%
Total adjusted EBITDA of operating segments	$44.6	$36.6	$8.0	21.9%
Corporate and other (c)	(5.0)	0.2	(5.2)	N/M
Total consolidated adjusted EBITDA	$39.6	$36.8	$2.8	7.6%
N/M - not meaningful

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	The three months ended June 30, 2017 includes a $4.4 million recovery of insurance proceeds relating to a production outage in 2016.
See Note 4, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass
Net sales increased by $19.4 million due mostly to increased volumes ($12.5 million) and increased commodity prices ($9.3 million), partially offset by decreased unprocessed metal sales ($2.4 million). Adjusted EBITDA increased by $5.7 million from the prior year period due primarily to favorable metal mix and sourcing along with increased coinage and automotive volumes, partially offset by increased employee and employee-related expenses.
Chase Brass
Net sales increased by $18.4 million primarily due to increased commodity prices ($19.8 million). Adjusted EBITDA increased by $0.5 million due to better metal margins and improved raw material sourcing, partially offset by increased production costs as a result of operational inefficiencies.
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which reflects increases or decreases for each category for three months ended June 30, 2018 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	0.8	15.4	16.2
Net sales	$12.3	$36.9	$49.2
Adjusted EBITDA	$(0.3)	$2.1	$1.8
On November 1, 2017, we acquired Alumet, and the above table shows the impact of this acquisition on our performance. Note that the volume impact occurred mostly in the building and housing market due to Alumet’s sales of signage and roofing products.
Regarding base operations, net sales increased by $12.3 million due to increased commodity prices ($9.5 million) and volumes ($2.8 million). Volumes increased in the automotive and electronics / electrical components markets due to fluctuations in demand.
Adjusted EBITDA from base operations decreased by $0.3 million due to unfavorable production costs and increased employee and employee related costs, partially offset by favorable selling prices and product mix.

Results of Operations
Consolidated Results of Operations for the Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017.

	Six Months Ended June 30,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$931.2	100.0%	$794.3	100.0%	$136.9	17.2%
Cost of sales	(824.3)	88.5%	(699.5)	88.1%	(124.8)	17.8%
Gross profit	106.9	11.5%	94.8	11.9%	12.1	12.8%
Selling, general and administrative expenses	(46.5)	5.0%	(42.2)	5.3%	(4.3)	10.2%
Operating income	60.4	6.5%	52.6	6.6%	7.8	14.8%
Interest expense	(8.6)	0.9%	(9.5)	1.2%	0.9	(9.5)%
Loss on extinguishment of debt	(0.5)	0.1%	—	—%	(0.5)	N/A
Other (expense) income, net	(1.0)	0.1%	4.2	0.5%	(5.2)	(123.8)%
Income before provision for income taxes	50.3	5.4%	47.3	5.9%	3.0	6.3%
Provision for income taxes	(13.3)	1.4%	(13.8)	1.7%	0.5	(3.6)%
Net income	37.0	4.0%	33.5	4.2%	3.5	10.4%
Net income attributable to noncontrolling interest	(0.2)	—%	(0.3)	—%	0.1	(33.3)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$36.8	4.0%	$33.2	4.2%	$3.6	10.8%
Adjusted EBITDA (a)	$73.6	7.9%	$71.0	8.9%	$2.6	3.7%
N/A - not applicable

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
The following discussions present additional analysis of our results of operations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $0.9 million primarily due to lower average interest rates resulting from our July 2017 refinancing and increased interest income. Our average interest rate on our debt principal decreased from 5.3% to 5.1%.
The following table summarizes the components of interest expense:

	Six Months Ended June 30,		Change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$8.1	$8.6	$(0.5)
Amortization of debt discount and issuance costs	0.6	0.6	—
Capitalized interest	(0.1)	(0.1)	—
Other borrowing costs (a)	0.4	0.4	—
Interest income	(0.4)	—	(0.4)
Total interest expense	$8.6	$9.5	$(0.9)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes
The provision for income taxes decreased by $0.5 million due to a decrease in the effective tax rate ($1.3 million), partially offset by the increase in income before provision for income taxes ($0.8 million). The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 26.4% and 29.2% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 differs from the statutory rate of 21% primarily due to state income taxes. For the six months ended June 30, 2017, the effective tax rate differed from the statutory rate of 35% primarily due to the adoption of ASU 2016-09 on January 1, 2017. For the six months ended June 30, 2018, the benefit generated by ASU 2016-09 was offset by the new IRS code Section 162(m) rules passed under tax reform.
Segment Results of Operations
Segment Results of Operations for the Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017.
The following discussions present an analysis of our results by segment for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Six Months Ended June 30,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	132.1	130.3	1.8	1.4%
Chase Brass	111.1	114.0	(2.9)	(2.5)%
A.J. Oster	68.9	37.1	31.8	85.7%
Corporate and other (b)	(20.8)	(21.2)	0.4	1.9%
Total	291.3	260.2	31.1	12.0%
Net sales
Olin Brass	$398.3	$393.6	$4.7	1.2%
Chase Brass	331.1	295.2	35.9	12.2%
A.J. Oster	245.7	149.7	96.0	64.1%
Corporate and other (b)	(43.9)	(44.2)	0.3	0.7%
Total	$931.2	$794.3	$136.9	17.2%
Adjusted EBITDA
Olin Brass	$34.1	$26.9	$7.2	26.8%
Chase Brass	37.0	38.3	(1.3)	(3.4)%
A.J. Oster	11.8	6.8	5.0	73.5%
Total adjusted EBITDA of operating segments	$82.9	$72.0	$10.9	15.1%
Corporate and other (c)	(9.3)	(1.0)	(8.3)	N/M
Total consolidated adjusted EBITDA	$73.6	$71.0	$2.6	3.7%
N/M - not meaningful

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	The six months ended June 30, 2017 includes a $7.4 million recovery of insurance proceeds relating to a production outage in 2016.
See Note 4, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes.

Olin Brass
Net sales increased by $4.7 million primarily due to increased commodity prices ($29.1 million) and volumes ($4.3 million), partially offset by decreased unprocessed metal sales ($28.7 million). Adjusted sales increased by $8.2 million due to favorable scrap spreads, better metal margins, and improved raw material sourcing ($4.1 million) and increased volumes ($2.1 million). Volumes increased in the reroll channel, coinage, and building and housing market due to underlying demand.
Adjusted EBITDA increased by $7.2 million, mostly due to favorable scrap prices, better metal margins, and improved raw material sourcing ($4.1 million) and volumes, partially offset by increased employee and employee related expenses and $0.7 million of costs incurred related to an environmental incident at an Olin Brass facility.
Chase Brass
Net sales increased by $35.9 million due to increased commodity prices ($43.5 million), partially offset by decreased volumes and unprocessed metal sales ($7.6 million). Volumes decreased in the building and housing and industrial machinery and equipment markets due to underlying demand from our customers.
Adjusted EBITDA decreased by $1.3 million, predominantly due to decreased volumes and unfavorable production costs as a result of operational inefficiencies, partially offset by better metal margins and metal mix ($2.4 million).
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which shows increases or decreases for each category for the six months ended June 30, 2018 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	2.2	29.6	31.8
Net sales	$26.5	$69.5	$96.0
Adjusted EBITDA	$1.4	$3.6	$5.0
Regarding base operations, net sales increased by $26.5 million due to increased commodity prices ($17.5 million) and increased volumes ($9.0 million). Volumes increased in the automotive and electronics / electrical components markets primarily due to volumes in the prior year being hampered by the implementation of a new ERP system.
Adjusted EBITDA from base operations increased by $1.4 million due to favorable product mix and selling prices, increased volumes, and the absence of costs incurred in the prior year associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of a new ERP system.
Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain accounts within our consolidated balance sheet as of June 30, 2018 as compared to the amounts as of December 31, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
June 30, 2018 compared to December 31, 2017
Inventories increased by $27.8 million due to toll sales occurring in late December 2017 and an inventory build in preparation for our July 2018 shutdown.
Accounts payable increased by $21.7 million mostly due to the timing of receipts and vendor payments between the periods and increased volumes in 2018.
Accrued liabilities decreased by $5.4 million primarily due to the payment of annual incentive compensation awards during the first quarter of 2018.

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
At June 30, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $9.2 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility that matures on May 29, 2025 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”), and on July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility,” together, the “Credit Agreements), as further discussed in Note 8, “Financing.” The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
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
On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock through September 30, 2020. There have been no shares repurchased under this program as of the date of this report. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans; these transactions are not included as part of the authorization under our 2018 Share Repurchase Program.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Six Months Ended June 30,		Change
(in millions)	2018	2017	2018 vs. 2017
Cash flows provided by operating activities	$55.3	$17.0	$38.3
Cash flows used in investing activities	$(14.3)	$(12.5)	$(1.8)
Cash flows used in financing activities	$(8.4)	$(8.3)	$(0.1)
Cash flows from operating activities
Net cash provided by operating activities increased by $38.3 million as changes in working capital resulted in decreased cash outflows in the first half of 2018 as compared to 2017. Inventory, accounts receivable and accounts payable accounted for $25.6 million of the $38.3 million improvement in cash flows. Accounts receivable were impacted by the timing of toll sales while inventory was impacted by a customer production outage in the first half of 2017. Additionally, cash from operations was favorably impacted by the timing of vendor and customer payments. Cash from operations also benefited from increased net income and other adjustments thereto.

Cash flows from financing activities
Net cash used in financing activities increased by $0.1 million primarily due to a $1.1 million increase in dividend payments, $0.4 million of debt issuance costs associated with the May 2018 debt refinancing, and increased capital lease payments from Alumet, partially offset by a $1.6 million decrease in stock buy-backs as compared to the prior year. Our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
Outstanding Indebtedness
Term Loan B Facility
On July 18, 2016, we entered into a long-term credit agreement that matures July 18, 2023 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”) and provides for borrowings of $320.0 million. We may request an increase in the aggregate term loans, at our option and under certain circumstances, of up to an additional $75.0 million or an unlimited amount so long as after giving effect to any incremental facility or incremental equivalent debt, the net senior secured leverage ratio does not exceed 2.50 to 1.00 (but the lenders, in either case, are not obligated to grant such an increase). On December 30, 2016, we began making quarterly payments of $0.8 million with the balance expected to be due at maturity.
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”). The most recent refinancing reduced our interest rate by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. The Amended Term Loan B Credit Agreement has a soft call prepayment penalty of 1% during the six months following the refinancing date. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 1.5% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.5% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At June 30, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 4.92%.
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
ABL Facility
We have an asset-based revolving loan facility (the “ABL Credit Agreement” and together with the facility thereunder, the “ABL Facility”) that matures on July 19, 2021 and provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.
As of June 30, 2018, we had no borrowings outstanding under the ABL Facility and available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of June 30, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.
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
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	*	*
May 1, 2018 through May 31, 2018	475	$31.95	*	*
June 1, 2018 through June 30, 2018	—	$—	*	*
Total	475	$31.95	*	*

* These amounts are not applicable as we did not have a share repurchase program in effect as of the date of this report.

(1)
Common stock purchased during the three months ended June 30, 2018 represented shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby the Company may repurchase up to $35.0 million of its common stock through September 30, 2020. There have been no shares repurchased under this program as of the date of this report.
Limitations Upon the Payment of Dividends
Our agreements governing the ABL Facility and the Term Loan B Facility both contain restrictions as to the payment of dividends.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment Number 2 to Term Loan Agreement

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer
Date: August 2, 2018