Form 10-Q
period 2018-09-30
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2018-11-01
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35938
__________________________________________________________
GLOBAL BRASS AND COPPER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	06-1826563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 N. Martingale Road Suite 1200 Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)
(847) 240-4700
(Registrant’s telephone number, including area code)
__________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
On October 25, 2018, there were 22,199,385 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.
Index
September 30, 2018

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$101.1	$59.0
Accounts receivable (net of allowance of $1.1 and $1.0 at September 30, 2018 and December 31, 2017, respectively)	199.6	197.8
Inventories	218.8	208.1
Prepaid expenses and other current assets	10.2	11.7
Income tax receivable	4.0	3.6
Total current assets	533.7	480.2
Property, plant and equipment	237.6	221.9
Less: Accumulated depreciation	(94.2)	(79.0)
Property, plant and equipment, net	143.4	142.9
Goodwill	4.4	4.5
Intangible assets, net	1.7	2.0
Deferred income taxes	8.6	16.1
Other noncurrent assets	6.8	6.5
Total assets	$698.6	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$5.0
Accounts payable	121.2	117.1
Accrued liabilities	30.9	36.0
Accrued interest	0.2	0.2
Income tax payable	0.6	0.5
Total current liabilities	157.9	158.8
Noncurrent portion of debt	306.3	309.0
Other noncurrent liabilities	38.2	37.1
Total liabilities	502.4	504.9
Commitments and Contingencies (Note 12)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,541,416 and 22,133,764 shares issued at September 30, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	60.4	54.5
Retained earnings	144.3	97.3
Treasury stock - 342,031 and 226,576 shares at September 30, 2018 and December 31, 2017, respectively	(10.0)	(6.6)
Accumulated other comprehensive loss	(3.5)	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	191.4	142.5
Noncontrolling interest	4.8	4.8
Total equity	196.2	147.3
Total liabilities and equity	$698.6	$652.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$429.9	$359.4	$1,361.1	$1,153.7
Cost of sales	(387.0)	(315.8)	(1,211.3)	(1,015.3)
Gross profit	42.9	43.6	149.8	138.4
Selling, general and administrative expenses	(22.0)	(19.4)	(68.5)	(61.6)
Operating income	20.9	24.2	81.3	76.8
Interest expense	(4.1)	(4.4)	(12.7)	(13.9)
Loss on extinguishment of debt	—	(0.2)	(0.5)	(0.2)
Other (expense) income, net	—	(0.6)	(1.0)	3.6
Income before provision for income taxes	16.8	19.0	67.1	66.3
Provision for income taxes	(1.9)	(6.6)	(15.2)	(20.4)
Net income	14.9	12.4	51.9	45.9
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.3)	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$14.8	$12.3	$51.6	$45.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.67	$0.56	$2.35	$2.10
Diluted	$0.66	$0.56	$2.31	$2.06
Weighted average common shares outstanding:
Basic	22.1	21.8	22.0	21.7
Diluted	22.4	22.1	22.3	22.1
Dividends declared per common share	$0.0900	$0.0600	$0.2100	$0.1350
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$14.9	$12.4	$51.9	$45.9
Other comprehensive income (loss):
Derivatives:
Net derivative gain (loss) on hedge transactions	1.2	—	1.0	—
Income taxes on derivative transactions	(0.4)	—	(0.3)	—
Foreign currency translation:
Foreign currency translation adjustment	(0.7)	0.2	(1.4)	1.5
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	—	(0.2)	(0.2)
Comprehensive income	14.9	12.6	51.0	47.2
Comprehensive (income) loss attributable to noncontrolling interest	0.1	(0.2)	—	(0.6)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$15.0	$12.4	$51.0	$46.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	379,771	—	6.3	—	—	—	6.3	—	6.3
Exercise of stock options	38,381	—	0.7	—	—	—	0.7	—	0.7
Share repurchases	(147,427)	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Net income	—	—	—	45.5	—	—	45.5	0.4	45.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	1.1	1.1	0.2	1.3
Balance at September 30, 2017	21,903,792	$0.2	$52.5	$93.1	$(6.6)	$(3.0)	$136.2	$5.0	$141.2

Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3
Share-based compensation	326,552	—	4.6	—	—	—	4.6	—	4.6
Exercise of stock options	81,100	—	1.3	—	—	—	1.3	—	1.3
Share repurchases	(115,455)	—	—	—	(3.4)	—	(3.4)	—	(3.4)
Dividends declared	—	—	—	(4.6)	—	—	(4.6)	—	(4.6)
Net income	—	—	—	51.6	—	—	51.6	0.3	51.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.6)	(0.6)	(0.3)	(0.9)
Balance at September 30, 2018	22,199,385	$0.2	$60.4	$144.3	$(10.0)	$(3.5)	$191.4	$4.8	$196.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities
Net income	$51.9	$45.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	0.1	(0.8)
Unrealized (gain) loss on derivatives	1.3	1.1
Depreciation	15.6	13.5
Amortization of intangible assets	0.3	0.1
Amortization of debt discount and issuance costs	0.9	1.0
Loss on extinguishment of debt	0.5	0.2
Share-based compensation expense	4.6	6.3
Provision for bad debts, net of reductions	0.6	0.3
Deferred income taxes	7.1	11.7
Loss on disposal of property, plant and equipment	0.1	—
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(2.0)	(31.2)
Inventories	(10.7)	(12.5)
Prepaid expenses and other current assets	(0.1)	0.3
Accounts payable	5.4	8.6
Accrued liabilities	(3.5)	(7.4)
Income taxes, net	(0.5)	(3.8)
Other, net	1.7	(0.4)
Net cash provided by (used in) operating activities	73.3	32.9
Cash flows from investing activities
Capital expenditures	(17.4)	(18.4)
Business acquisition	(1.7)	—
Net cash used in investing activities	(19.1)	(18.4)
Cash flows from financing activities
Borrowings on ABL Facility	0.7	0.6
Payments on ABL Facility	(0.7)	(0.6)
Payments of debt issuance costs	(0.4)	(0.2)
Proceeds from term loan, net of discount	25.4	8.7
Payments on term loan	(27.8)	(11.1)
Principal payments under capital lease obligation	(1.4)	(0.9)
Dividends paid	(4.7)	(3.0)
Proceeds from exercise of stock options	1.3	0.7
Share repurchases	(3.4)	(5.1)
Net cash used in financing activities	(11.0)	(10.9)
Effect of foreign currency exchange rates	(1.1)	(0.4)
Net increase (decrease) in cash	42.1	3.2
Cash and cash equivalents at beginning of period	59.0	88.2
Cash and cash equivalents at end of period	$101.1	$91.4
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$3.2	$1.5
Acquisition of equipment under capital lease obligation	$0.2	$—
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
These unaudited consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and our majority-owned subsidiaries in which we have a controlling interest. All intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited, interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.
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
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. On January 1, 2018, we changed how we recognize unprocessed metal sales to toll customers as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The financial impacts of this change to the periods covered by this report are provided below. These interim, unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued and Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service. ASU 2018-15 provides guidance on capitalizing hosting arrangement implementation costs and recognizing and presenting the expense and payments related to capitalized implementation costs for hosting arrangements in our financial statements. The provisions of ASU 2018-15 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and the provisions are to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about the income statement classification of and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (“OCI”) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. We early adopted this guidance on May 25, 2018 upon entering into an interest rate swap agreement. The adoption of this standard did not impact our consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with further clarification and improvements issued in ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, which are collectively referred to as Topic 842. The new lease guidance in Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new lease guidance supersedes the existing guidance on accounting for leases in Leases (Topic 840). The provisions of Topic 842 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted.
We will adopt the new lease guidance on January 1, 2019 using the modified retrospective approach. As a result of adopting Topic 842, we will implement new processes and accounting policies. We are currently finalizing our accounting policies and determining changes needed in current processes for lease accounting and verifying the completeness of our lease population.
We are in the process of evaluating our current lease portfolio. While the impact of adoption will depend on our lease portfolio as of the adoption date and our accounting policy elections, we expect to recognize right of use assets and liabilities for our operating leases in the consolidated balance sheet upon adoption.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. The following tables summarize the effects of adopting ASC Topic 606 on our prior period unaudited Consolidated Financial Statements:

Consolidated Balance Sheet (Unaudited)	December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	December 31, 2017 As Adjusted
(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$59.0	$—	$59.0
Accounts receivable (net of allowance of $1.0)	197.9	(0.1)	197.8
Inventories	208.1	—	208.1
Prepaid expenses and other current assets	33.3	(21.6)	11.7
Income tax receivable	3.6	—	3.6
Total current assets	501.9	(21.7)	480.2
Property, plant and equipment, net	142.9	—	142.9
Goodwill	4.5	—	4.5
Intangible assets, net	2.0	—	2.0
Deferred income taxes	16.1	—	16.1
Other noncurrent assets	6.5	—	6.5
Total assets	$673.9	$(21.7)	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$—	$5.0
Accounts payable	117.1	—	117.1
Accrued liabilities	57.9	(21.9)	36.0
Accrued interest	0.2	—	0.2
Income tax payable	0.5	—	0.5
Total current liabilities	180.7	(21.9)	158.8
Noncurrent portion of debt	309.0	—	309.0
Other noncurrent liabilities	37.1	—	37.1
Total liabilities	526.8	(21.9)	504.9
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - 22,133,764 shares issued	0.2	—	0.2
Additional paid-in capital	54.5	—	54.5
Retained earnings	97.1	0.2	97.3
Treasury stock - 226,576 shares	(6.6)	—	(6.6)
Accumulated other comprehensive loss	(2.9)	—	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	142.3	0.2	142.5
Noncontrolling interest	4.8	—	4.8
Total equity	147.1	0.2	147.3
Total liabilities and equity	$673.9	$(21.7)	$652.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months Ended September 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended September 30, 2017 As Adjusted	Nine Months Ended September 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Nine Months Ended September 30, 2017 As Adjusted
(in millions, except per share data)
Net sales	$378.6	$(19.2)	$359.4	$1,149.3	$4.4	$1,153.7
Cost of sales	(334.8)	19.0	(315.8)	(1,010.9)	(4.4)	(1,015.3)
Gross profit	43.8	(0.2)	43.6	138.4	—	138.4
Selling, general and administrative expenses	(19.4)	—	(19.4)	(61.6)	—	(61.6)
Operating income	24.4	(0.2)	24.2	76.8	—	76.8
Interest expense	(4.4)	—	(4.4)	(13.9)	—	(13.9)
Loss on extinguishment of debt	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Other income (expense), net	(0.6)	—	(0.6)	3.6	—	3.6
Income before provision for income taxes	19.2	(0.2)	19.0	66.3	—	66.3
Provision for income taxes	(6.7)	0.1	(6.6)	(20.4)	—	(20.4)
Net income	12.5	(0.1)	12.4	45.9	—	45.9
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	(0.4)	—	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$12.4	$(0.1)	$12.3	$45.5	$—	$45.5
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.57	$(0.01)	$0.56	$2.10	$—	$2.10
Diluted	$0.56	$—	$0.56	$2.06	$—	$2.06
Weighted average common shares outstanding:
Basic	21.8	—	21.8	21.7	—	21.7
Diluted	22.1	—	22.1	22.1	—	22.1

Consolidated Statement of Comprehensive Income (Unaudited)	Three Months Ended September 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Three Months Ended September 30, 2017 As Adjusted	Nine Months Ended September 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Nine Months Ended September 30, 2017 As Adjusted
(in millions)
Net income	$12.5	$(0.1)	$12.4	$45.9	$—	$45.9
Other comprehensive income (loss):
Foreign currency translation adjustment	0.2	—	0.2	1.5	—	1.5
Income tax (expense) benefit on foreign currency translation adjustment	—	—	—	(0.2)	—	(0.2)
Comprehensive income	12.7	(0.1)	12.6	47.2	—	47.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	(0.6)	—	(0.6)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$12.5	$(0.1)	$12.4	$46.6	$—	$46.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Changes in Equity (Unaudited)
(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
December 31, 2016 - as reported	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Cumulative effect adjustment of ASC Topic 606 on January 1, 2017	—	—	—	—	—	—	—	—	—
December 31, 2016 - as adjusted	21,633,067	0.2	45.0	51.2	(1.5)	(4.1)	90.8	4.4	95.2
Nine months ended September 30, 2017 - as reported	270,725	—	7.5	41.9	(5.1)	1.1	45.4	0.6	46.0
Effect of the adoption of ASC Topic 606	—	—	—	—	—	—	—	—	—
September 30, 2017 - as adjusted	21,903,792	$0.2	$52.5	$93.1	$(6.6)	$(3.0)	$136.2	$5.0	$141.2

December 31, 2017 - as reported	21,907,188	$0.2	$54.5	$97.1	$(6.6)	$(2.9)	$142.3	$4.8	$147.1
Cumulative effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	0.2	—	—	0.2	—	0.2
December 31, 2017 - as adjusted	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)	Nine Months Ended September 30, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Nine Months Ended September 30, 2017 As Adjusted
(in millions)
Cash flows from operating activities
Net income	$45.9	$—	$45.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(0.8)	—	(0.8)
Unrealized (gain) loss on derivatives	1.1	—	1.1
Depreciation	13.5	—	13.5
Amortization of intangible assets	0.1	—	0.1
Amortization of debt discount and issuance costs	1.0	—	1.0
Loss on extinguishment of debt	0.2	—	0.2
Share-based compensation expense	6.3	—	6.3
Provision for bad debts, net of reductions	0.3	—	0.3
Deferred income taxes	11.7	—	11.7
Change in assets and liabilities:
Accounts receivable	(31.2)	—	(31.2)
Inventories	(12.5)	—	(12.5)
Prepaid expenses and other current assets	(4.1)	4.4	0.3
Accounts payable	8.6	—	8.6
Accrued liabilities	(3.0)	(4.4)	(7.4)
Income taxes, net	(3.8)	—	(3.8)
Other, net	(0.4)	—	(0.4)
Net cash provided by (used in) operating activities	32.9	—	32.9
Cash flows from investing activities
Capital expenditures	(18.4)	—	(18.4)
Net cash used in investing activities	(18.4)	—	(18.4)
Cash flows from financing activities
Borrowings on ABL Facility	0.6	—	0.6
Payments on ABL Facility	(0.6)	—	(0.6)
Payments of debt issuance costs	(0.2)	—	(0.2)
Proceeds from term loan, net of discount	8.7	—	8.7
Payments on term loan	(11.1)	—	(11.1)
Principal payments under capital lease obligation	(0.9)	—	(0.9)
Dividends paid	(3.0)	—	(3.0)
Proceeds from exercise of stock options	0.7	—	0.7
Share repurchases	(5.1)	—	(5.1)
Net cash used in financing activities	(10.9)	—	(10.9)
Effect of foreign currency exchange rates	(0.4)	—	(0.4)
Net increase (decrease) in cash	3.2	—	3.2
Cash and cash equivalents at beginning of period	88.2	—	88.2
Cash and cash equivalents at end of period	$91.4	$—	$91.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

2.	Revenue
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
Non-toll customers
We generate revenues primarily by procuring scrap and virgin metal, converting the metal to a finished product, and charging customers a conversion fee and metal replacement fee. Non-toll customers generally assume title and risk of loss for product upon shipment, in accordance with FOB shipping terms.
Toll Customers
We also procure scrap and virgin metal for a small number of customers and sell it to them. Title to the metal and risk of loss transfers to the customer upon sale. We then hold the metal for them on our premises together with our metal. We also sell converted finished products to these customers. We charge the customer and earn a conversion fee when we transfer control of the processed metal to the customer upon shipment, which is generally FOB shipping point. We accept their metal in place of charging a metal replacement fee.
The following table presents our revenues disaggregated by market based on the customer’s primary market or the primary market for the shipped product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Building and housing	$143.8	$115.6	$457.7	$354.5
Automotive and transportation	84.3	78.5	262.6	231.7
Munitions	44.9	25.5	132.3	148.1
Coinage	44.4	35.3	131.1	107.4
Industrial machinery and equipment	35.9	35.1	113.0	105.2
Electronics / electrical components	36.8	33.2	113.6	99.7
Other	39.8	36.2	150.8	107.1
Net sales	$429.9	$359.4	$1,361.1	$1,153.7
Generally, we bill customers when product is shipped in concurrence with revenue recognition. In some instances, we receive advance payment from customers prior to shipment and revenue recognition, at which time we record a liability for the advance payment. The expected duration from time of advance payment to time of shipment is less than one year. As of September 30, 2018, we had no advance payments in Accrued Liabilities. As of December 31, 2017, we had $0.4 million of advance payments in Accrued Liabilities. There was no revenue recognized during the three months ended September 30, 2018 and 2017 that was included in Accrued Liabilities at the beginning of the quarter. Revenue recognized during the nine months ended September 30, 2018 that was included in Accrued Liabilities at the beginning of the year was $0.4 million. There was no revenue recognized during the nine months ended September 30, 2017 that was included in Accrued Liabilities at the beginning of 2017.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$14.8	$12.3	$51.6	$45.5
Denominator
Weighted-average common shares outstanding	22.1	21.8	22.0	21.7
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.3	0.3	0.3	0.4
Weighted-average common shares outstanding, assuming dilution	22.4	22.1	22.3	22.1

Anti-dilutive shares excluded from above	0.1	0.2	0.1	0.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.67	$0.56	$2.35	$2.10
Diluted	$0.66	$0.56	$2.31	$2.06
On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended September 30, 2018. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans; these transactions are not included as part of the authorization under our 2018 Share Repurchase Program.

4.	Segment Information
Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass and A.J. Oster.
Olin Brass is a leading manufacturer, fabricator, and converter of non-ferrous products, including sheet, strip, foil, tube, and fabricated products. Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel, and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap. Olin Brass’s products are used in five primary markets: building and housing, munitions, automotive, coinage, and electronics / electrical components.
Chase Brass is a leading manufacturer of solid brass rod in North America. Chase Brass primarily manufactures solid rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance, and moderate strength, making it especially suitable for forging and machining for products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications which can be grouped into four primary markets: building and housing, transportation, electronics / electrical components, and industrial machinery and equipment.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

A.J. Oster is a processor and distributor of copper and copper-alloy sheet, strip, and foil, aluminum sheet, and coated aluminum products. A.J. Oster operates eleven strategically located service centers in the U.S., Puerto Rico, and Mexico. Each A.J. Oster service center reliably provides products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive, and electronics / electrical components.
Corporate includes compensation for corporate executives, corporate office and administrative salaries, and professional fees for accounting, tax and legal services. Corporate also includes interest expense and income, state and federal income taxes, certain overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions, unrealized gains and losses on hedging activities, and the elimination of intercompany sales and balances.
The Chief Operating Decision Maker evaluates performance and determines resource allocations based on a number of factors, the primary performance measure being adjusted EBITDA.
Adjusted EBITDA is defined as net income attributable to Global Brass and Copper Holdings, Inc., plus interest, taxes, depreciation, and amortization (“EBITDA”) adjusted to exclude the following:

•	unrealized gains and losses on derivative contracts in support of our balanced book approach;

•	unrealized gains and losses associated with derivative contracts related to energy and utility costs;

•	impact associated with lower of cost or market adjustments to inventory;

•	gains and losses due to the depletion of a last-in, first out (“LIFO”) layer of metal inventory;

•	share-based compensation expense;

•	refinancing costs;

•	restructuring and other business transformation charges;

•	inventory step-up costs related to acquisition accounting;

•	specified legal and professional expenses; and

•	certain other items.
Each of these items are excluded because our management believes they are not indicative of the ongoing performance of our core operations.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net Sales, External Customers
Olin Brass	$163.5	$137.7	$518.0	$487.3
Chase Brass	149.0	144.8	480.1	439.9
A.J. Oster	117.4	76.9	363.0	226.5
Total net sales, external customers	$429.9	$359.4	$1,361.1	$1,153.7
Intersegment Net Sales
Olin Brass	$22.4	$17.6	$66.2	$61.6
Chase Brass	—	—	—	0.1
A.J. Oster	—	—	0.1	0.1
Total intersegment net sales	$22.4	$17.6	$66.3	$61.8
Adjusted EBITDA
Olin Brass	$11.4	$11.8	$45.5	$38.7
Chase Brass	16.0	18.3	53.0	56.6
A.J. Oster	6.3	3.6	18.1	10.4
Total adjusted EBITDA of operating segments	33.7	33.7	116.6	105.7
Corporate (a)	(4.1)	(3.6)	(13.4)	(4.6)
Depreciation expense	(5.3)	(4.5)	(15.6)	(13.5)
Amortization expense	(0.1)	(0.1)	(0.3)	(0.1)
Interest expense, net	(4.1)	(4.2)	(12.7)	(13.6)
Net income attributable to noncontrolling interest	0.1	0.1	0.3	0.4
Unrealized (loss) gain on derivative contracts (b)	(0.7)	0.3	(1.3)	(1.1)
Refinancing costs (c)	—	(0.9)	(1.6)	(0.9)
Specified legal / professional expenses (d)	—	(0.5)	—	(0.5)
Lower of cost or market adjustment to inventory (e)	(1.2)	0.7	(0.1)	0.8
Share-based compensation expense (f)	(1.5)	(2.0)	(4.6)	(6.3)
Step-up costs from acquisition accounting	—	—	(0.2)	—
Income before provision for income taxes	$16.8	$19.0	$67.1	$66.3

(a)	The nine months ended September 30, 2017 includes $7.4 million of insurance proceeds recoveries relating to a production outage in 2016.

(b)	Represents unrealized gains / losses on derivative contracts.

(c)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(d)	Represents selected professional fees for accounting, tax, legal and consulting services for merger and acquisition activity.

(e)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

(f)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories
Inventories were as follows:

	As of
(in millions)	September 30, 2018	December 31, 2017
Raw materials and supplies	$36.7	$23.2
Work-in-process	73.4	73.5
Finished goods	108.7	111.4
Total inventories	$218.8	$208.1
Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised 67% and 65% of total inventory at September 30, 2018 and December 31, 2017, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.
During the three and nine months ended September 30, 2018 and 2017, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three and nine months ended September 30, 2018 and 2017, these adjustments increased cost of sales by $1.2 million and $0.1 million and decreased cost of sales by $0.7 million and $0.8 million, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	September 30, 2018	December 31, 2017
Market value	$306.1	$329.1
As reported	218.8	208.1
Excess of market over reported value	$87.3	$121.0

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of
(in millions)	September 30, 2018	December 31, 2017
Workers’ compensation plan deposits	$3.1	$3.8
Prepaid insurance	2.4	1.9
Derivative contract assets	0.4	2.0
Other	4.3	4.0
Total prepaid expenses and other current assets	$10.2	$11.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

7.    Accrued Liabilities
Accrued liabilities consisted of the following:

	As of
(in millions)	September 30, 2018	December 31, 2017
Compensation and benefits	$17.2	$21.1
Workers’ compensation	3.1	2.9
Utilities	1.9	2.4
Professional fees	1.8	1.6
Taxes	1.3	1.4
Derivative contract liabilities	0.1	0.2
Other	5.5	6.4
Total accrued liabilities	$30.9	$36.0

8.	Financing
Long-term debt consisted of the following:

	As of
(in millions)	September 30, 2018	December 31, 2017
Term Loan B Facility	$313.6	$316.0
Deferred financing fees and discount on debt	(5.1)	(5.9)
Obligations under capital lease	2.8	3.9
Total debt	311.3	314.0
Less: Current portion of debt	(5.0)	(5.0)
Noncurrent portion of debt	$306.3	$309.0
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
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At September 30, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 4.99%.

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
As of September 30, 2018, we had no borrowings outstanding under the ABL Facility and available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of September 30, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.

9.	Income Taxes
The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 11.3% and 34.7% for the three months ended September 30, 2018 and 2017, respectively, and 22.7% and 30.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective income tax rate for the three and nine months ended September 30, 2018 is largely driven by the 2018 income tax rate reduction as well as additional re-measurement of deferred taxes recorded during the quarter resulting from changes in methods of tax accounting reflected in our 2017 federal income tax return. The effective income tax rates for the nine months ended September 30, 2018 and 2017 also differed from the U.S. Federal statutory rate of 21% and 35%, respectively, due to state income taxes, stock compensation, utilization of tax credits, and the domestic manufacturing deduction in 2017.
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
The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
Deemed Repatriation Transition Tax: The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $1.0 million, net of foreign tax credits, for the year ended December 31, 2017. On the basis of revised foreign tax credits and E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment of $0.1 million to income tax expense during the period. The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $1.1 million.
Re-measurement of Deferred Taxes: The Act reduces the corporate tax rate to 21%, effective January 1, 2018. We were able to reasonably estimate a decrease to our deferred tax asset of $7.0 million for the year ended December 31, 2017. On the basis of tax accounting method changes made with the filing of the 2017 tax return, we recognized an additional measurement-period adjustment of $(2.0) million during the period. The Re-measurement of Deferred Taxes, which has now been determined to be complete, resulted in recording a decrease to our deferred tax assets of $5.0 million.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Uncertain Tax Positions: The Company must assess whether any Uncertain Tax Positions should be recorded as a result of the Tax Act. The Company has completed this assessment and did not record any Uncertain Tax Positions as a result of the Tax Act.
Our accounting for the Tax Act is still ongoing for items related to our reassessment of permanently reinvested earnings, valuation allowances, and certain compensation amounts. We have not made any additional measurement-period adjustments related to these items during the nine months ended September 30, 2018. We continue to gather additional information related to the above items and we anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.
As of both September 30, 2018 and December 31, 2017, we had $25.2 million of unrecognized tax benefits, of which $8.5 million would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of September 30, 2018 and December 31, 2017 were $2.2 million and $2.1 million, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $27.4 million and $27.3 million at September 30, 2018 and December 31, 2017, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.
Our U.S. federal returns for the period ended December 31, 2015 and all subsequent periods remain open for audit. In addition, the majority of state returns for the period ended December 31, 2014 and all subsequent periods remain open for audit.

10.	Derivative Contracts
We maintain a risk-management strategy that uses commodity derivative contracts to minimize significant, unanticipated gains or losses arising from fluctuations in certain commodity prices.
We are also exposed to credit risk and market risk through our use of derivative contracts. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. Market risk is the risk that the value of a derivative instrument might be adversely affected by a change in market prices and rates. We manage the market risk associated with derivative contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We use a cash flow hedge to minimize the variability in cash flows caused by fluctuations in market interest rates. This derivative, which is a designated cash flow hedge, is carried at fair value. The change in fair value is recorded to accumulated other comprehensive income (loss) and reclassified to current earnings if hedge accounting cannot be applied because the hedge contract is not highly effective.
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
The following tables provide a summary of our outstanding derivative contracts:

	As of
	September 30, 2018	December 31, 2017
(in millions)	Net Notional Amount	Net Notional Amount
Cash flow hedge:
Interest rate swap	$150.0	$—
Commodity derivative contracts:
Metal	1.5	12.8
Energy and utilities	2.4	3.8
Total	$153.9	$16.6

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of
	September 30, 2018	December 31, 2017
(in millions)	Notional Position	Notional Position
Commodity derivative contracts:
Notional amount - long	$42.4	$46.1
Notional amount - (short)	(38.5)	(29.5)
Net long / (short)	$3.9	$16.6
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

	As of September 30, 2018
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Cash flow hedge:
Interest rate swap	$1.0	$—	$1.0
Commodity derivative contracts:
Metal	2.7	(2.5)	0.2
Energy and utilities	—	—	—
Collateral on deposit	0.2	—	0.2
Total	$3.9	$(2.5)	$1.4
Consolidated balance sheet location:
Prepaid expenses and other current assets			$0.4
Other noncurrent assets			$1.0

	As of September 30, 2018
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Commodity derivative contracts:
Metal	$2.5	$(2.5)	$—
Energy and utilities	0.2	—	0.2
Total	$2.7	$(2.5)	$0.2
Consolidated balance sheet location:
Accrued liabilities			$0.1
Other noncurrent liabilities			$0.1

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Metal	$5.3	$(3.2)	$2.1
Energy and utilities	—	—	—
Total	$5.3	$(3.2)	$2.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.0
Other noncurrent assets			$0.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Metal	$3.3	$(3.2)	$0.1
Energy and utilities	0.3	—	0.3
Total	$3.6	$(3.2)	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.2
Other noncurrent liabilities			$0.2
The following table summarizes the effects of derivative contracts in the consolidated statements of comprehensive income and the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cash flow hedge gains (losses) in other comprehensive income (loss) for:
Interest rate swap	$1.2	$—	$1.0	$—
Commodity derivative contracts (gains) losses in cost of sales for:
Metal	$(1.1)	$(2.2)	$(0.9)	$(2.4)
Energy and utilities	—	(0.2)	(0.1)	0.3
Total commodity derivative contract (gains) losses in cost of sales	$(1.1)	$(2.4)	$(1.0)	$(2.1)
As of September 30, 2018, we reported $0.7 million of cash flow hedge gains, net of tax, reported in accumulated other comprehensive income (loss) on the consolidated balance sheet. There were no cash flow hedge gains or losses reported in accumulated other comprehensive income (loss) on the consolidated balance sheet as of December 31, 2017.

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
As of September 30, 2018 and December 31, 2017, the fair value of our commodity derivative contracts was a net asset of $0.2 million and $1.7 million, respectively. In accordance with ASC 820, our commodity derivative contracts are considered Level 2 fair value measurements as they consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
As of September 30, 2018, the fair value of our interest rate swap was an asset of $1.0 million. The interest rate swap is measured using a valuation model with observable inputs from active markets and is a Level 2 fair value measurement.
We neither hold assets or liabilities requiring a Level 3 measurement nor have we had any transfers between the hierarchy levels during 2018 or 2017.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of September 30, 2018 and December 31, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $68.4 million and $17.1 million, respectively. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of September 30, 2018, the fair value of our Term Loan B Facility approximated $316.0 million compared to a carrying value of $313.6 million. As of December 31, 2017, the fair value of our Term Loan B Facility approximated $318.7 million compared to a carrying value of $316.0 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the U.S. EPA, the Connecticut DEEP, and remediation contractors responded immediately. We reached a final settlement with the U.S. EPA which resulted in a $6,000 fine. We remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flows.
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
We sustained losses from this event. The equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. For the nine months ended September 30, 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of sales of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries were received as of September 30, 2017.

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited)

We acquired certain assets and assumed certain liabilities of Alumet for approximately $41.7 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of
(in millions)	September 30, 2018
Purchase price to allocate	$41.7

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$16.9
Inventories	30.7
Prepaid expenses and other current assets	0.3
Property, plant and equipment	5.7
Intangible assets	1.7
Other noncurrent assets	0.1
Accounts payable	(8.0)
Accrued liabilities	(4.0)
Capital lease liability	(1.7)
Total fair value of assets acquired and liabilities assumed	$41.7

Goodwill	$—
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

(in millions, except per share data)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales:
As reported	$359.4	$1,153.7
Pro forma	391.7	1,252.7
Net income attributable to Global Brass and Copper Holdings, Inc.:
As reported	$12.3	$45.5
Pro forma	13.3	48.7
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Basic:
As reported	$0.56	$2.10
Pro forma	$0.61	$2.24
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Diluted:
As reported	$0.56	$2.06
Pro forma	$0.60	$2.20

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
Important factors that could cause actual results to differ materially from our expectations include general economic conditions, market demand, pricing and competitive factors, the ability to implement business and acquisition strategies, the ability to address unexpected operational issues, and the ability to continue to implement our balanced book approach, among others, which are disclosed under the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, including, without limitation, in conjunction with the forward-looking statements included in this Report on Form 10-Q and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Our Company
Global Brass and Copper Holdings, Inc. (“Holdings,” “GBC,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on October 10, 2007. We commenced commercial operations on November 19, 2007 following the acquisition of the metals business from Olin Corporation.
We are a leading value-added converter, fabricator, processor, and distributor of specialized non-ferrous products, including a wide range of sheet, strip, foil, rod, tube, and fabricated metal component products. While we primarily process copper and copper alloys, we also reroll and form certain other metals such as stainless steel, carbon steel, and aluminum. Using processed scrap, virgin metals, and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding, and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance, and bactericidal properties.
Unlike traditional metals companies, particularly those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor, and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity, and price of our metal sales with the timing, quantity, and price of our replacement metal purchases. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially eliminates the financial impact of fluctuating metal commodity prices on our earnings and operating margins.
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment, signage, and general consumer markets. We access these markets through direct mill sales, our captive distribution network, and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. We believe we are the only domestic copper and brass sheet manufacturer with captive distribution and service center operations, a competitive advantage which allows us to service and access customers with a wide variety of volume and service needs.
For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.
Management’s View of Performance
In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we also report “adjusted sales,” “adjusted gross profit,” “adjusted selling, general and administrative expenses,” “adjusted EBITDA,” and “adjusted diluted earnings per common share,” which are non-GAAP financial measures as defined below.
Adjusted sales, adjusted gross profit, adjusted selling, general and administrative expenses, adjusted EBITDA, and adjusted diluted earnings per common share may not be comparable to similarly titled measures presented by other companies and are not intended as alternatives to any other measure of performance in conformity with US GAAP.
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

The following discussions present an analysis of certain US GAAP and non-GAAP measures for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Net sales by customer arrangement
The following table presents our revenue disaggregated by the type of arrangement with the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Non-toll revenue	$417.3	$359.2	$1,316.7	$1,095.8
Unprocessed metal sales	31.1	14.4	97.6	108.2
Toll processing revenue	3.9	3.4	13.1	11.5
Intersegment net sales elimination	(22.4)	(17.6)	(66.3)	(61.8)
Net sales	$429.9	$359.4	$1,361.1	$1,153.7
Net sales and adjusted sales
Net sales is the most directly comparable US GAAP measure to adjusted sales, a non-GAAP revenue measure. We deduct the cost of our metal within cost of sales from net sales to arrive at adjusted sales. Metal cost reflects the cost of replacing metal sold to the customer, whereas adjusted sales is our internal measure of the value-added or conversion revenue generated from our operations. We use adjusted sales on a consolidated basis to monitor the revenues that are generated excluding the effects of fluctuations in commodity metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.
Net sales is reconciled to adjusted sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2018 vs. 2017
					QTR Change:		YTD Change:
(in millions, except per pound values)	2018	2017	2018	2017	Amount	Percent	Amount	Percent
Pounds shipped (a)	142.2	119.4	433.5	379.6	22.8	19.1%	53.9	14.2%
Net sales	$429.9	$359.4	$1,361.1	$1,153.7	$70.5	19.6%	$207.4	18.0%
Metal component of net sales	(275.0)	(231.2)	(891.1)	(754.8)	(43.8)	18.9%	(136.3)	18.1%
Adjusted sales	$154.9	$128.2	$470.0	$398.9	$26.7	20.8%	$71.1	17.8%

Net sales per pound	$3.02	$3.01	$3.14	$3.04	$0.01	0.3%	$0.10	3.3%
Less: Metal component of net sales per pound	1.93	1.94	2.06	1.99	(0.01)	(0.5)%	0.07	3.5%
Adjusted sales per pound	$1.09	$1.07	$1.08	$1.05	$0.02	1.9%	$0.03	2.9%
Average copper price per pound (b)	$2.73	$2.89	$2.99	$2.71	$(0.16)	(5.5)%	$0.28	10.3%

(a)	Amounts exclude sales of unprocessed metal to toll customers.

(b)	Copper prices reported by the Commodity Exchange (“COMEX”).
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Net sales increased by $70.5 million, or 19.6%, primarily due to our Alumet acquisition ($35.5 million) and a $25.1 million increase in the metal cost recovery component stemming from increased unprocessed metal sales and increased volumes. Adjusted sales increased by $26.7 million, or 20.8%, primarily due to Alumet ($16.8 million) and other organic volume increases.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Net sales increased by $207.4 million, or 18.0%, primarily due to our Alumet acquisition ($105.0 million) and a $78.2 million increase in the metal cost recovery component stemming from increased commodity prices and increased volumes. Adjusted sales increased by $71.1 million, or 17.8%, primarily due to Alumet ($46.9 million), increased volumes, and favorable scrap spreads, better metal margins, and improved raw material sourcing ($6.9 million).
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
Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Gross profit	$42.9	$43.6	$149.8	$138.4	$(0.7)	$11.4
Unrealized loss (gain) on derivative contracts	0.7	(0.3)	1.3	1.1	1.0	0.2
Lower of cost or market adjustment to inventory	1.2	(0.7)	0.1	(0.8)	1.9	0.9
Step-up costs from acquisition accounting	—	—	0.2	—	—	0.2
Share-based compensation expense	—	—	0.2	—	—	0.2
Depreciation expense	4.3	3.7	12.6	11.0	0.6	1.6
Adjusted gross profit	$49.1	$46.3	$164.2	$149.7	$2.8	$14.5
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Gross profit decreased by $0.7 million (1.6%) and was primarily impacted by unfavorable fluctuations in lower of cost or market adjustments to inventory, unrealized gains / losses on derivative contracts, increased depreciation expense, and unfavorable conversion costs, partially offset by favorable volumes and the addition of Alumet ($3.8 million). Adjusted gross profit increased by $2.8 million (6.0%) primarily due to favorable volumes and the addition of Alumet ($3.8 million), partially offset by unfavorable conversion costs.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Gross profit increased by $11.4 million (8.2%) due to the addition of Alumet ($11.5 million). Adjusted gross profit increased by $14.5 million (9.7%) primarily due to the combination of the following:

•	the addition of Alumet ($12.6 million);

•	favorable metal mix and sourcing along with improved metal margins ($6.9 million);

•
the fact that 2017 includes $1.8 million more of costs associated with transitioning to a health savings account (“HSA”), increased cost of sales due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system;

•	unfavorable variable conversion costs;

•	the absence of a $3.5 million benefit recognized in the prior year resulting from the recovery of insurance proceeds related to our 2016 production outage; and

•	$0.4 million of expenses related to an environmental incident at an Olin Brass facility.

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
Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Selling, general and administrative expenses	$22.0	$19.4	$68.5	$61.6	$2.6	$6.9
Specified legal / professional expenses	—	(0.5)	—	(0.5)	0.5	0.5
Share-based compensation expense	(1.5)	(2.0)	(4.4)	(6.3)	0.5	1.9
Depreciation and amortization expense	(1.1)	(0.9)	(3.3)	(2.6)	(0.2)	(0.7)
Adjusted selling, general and administrative expenses	$19.4	$16.0	$60.8	$52.2	$3.4	$8.6
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Selling, general and administrative expenses increased by $2.6 million (13.4%) primarily due to the Alumet acquisition ($2.3 million). Adjusted selling, general and administrative expenses increased largely due to the Alumet acquisition ($2.2 million) and an increase in employee and employee related costs.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Selling, general and administrative expenses increased by $6.9 million (11.2%) primarily due to the Alumet acquisition ($7.6 million) partially offset by a decrease in share-based compensation expense. Adjusted selling, general and administrative expenses increased due to the Alumet acquisition ($7.3 million), an increase in employee and employee related costs, and $0.3 million of costs incurred related to an environmental incident at an Olin Brass facility, partially offset by the fact that the prior year includes $1.1 million more of expenses associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system.
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
Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2018 vs. 2017
(in millions)	2018	2017	2018	2017	QTR Change:	YTD Change:
Net income attributable to Global Brass and Copper Holdings, Inc.	$14.8	$12.3	$51.6	$45.5	$2.5	$6.1
Interest expense, net	4.1	4.2	12.7	13.6	(0.1)	(0.9)
Provision for income taxes	1.9	6.6	15.2	20.4	(4.7)	(5.2)
Depreciation expense	5.3	4.5	15.6	13.5	0.8	2.1
Amortization expense	0.1	0.1	0.3	0.1	—	0.2
Unrealized loss (gain) on derivative contracts	0.7	(0.3)	1.3	1.1	1.0	0.2
Refinancing costs	—	0.9	1.6	0.9	(0.9)	0.7
Specified legal / professional expenses	—	0.5	—	0.5	(0.5)	(0.5)
Lower of cost or market adjustment to inventory	1.2	(0.7)	0.1	(0.8)	1.9	0.9
Share-based compensation expense	1.5	2.0	4.6	6.3	(0.5)	(1.7)
Step-up costs from acquisition accounting	—	—	0.2	—	—	0.2
Adjusted EBITDA	$29.6	$30.1	$103.2	$101.1	$(0.5)	$2.1
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $2.5 million mainly due to the combination of the following:

•	a decrease in tax expense of $4.7 million;

•	favorable volumes;

•	$1.3 million of net income generated from Alumet, a business we acquired in November 2017;

•	a decrease in refinancing costs ($0.9 million) and professional fees related to the Alumet acquisition ($0.5 million);

•	a decrease in share based compensation expense of $0.5 million;

•	unfavorable conversion costs and employee and employee related costs;

•	unfavorable lower of cost or market adjustment to inventory of $1.9 million;

•	unfavorable fluctuations in unrealized gains / losses on derivative contracts of $1.0 million; and

•	increased depreciation expense of $0.8 million.
Excluding the $1.7 million of adjusted EBITDA generated by Alumet, adjusted EBITDA decreased by $2.2 million, or 7.3%, as a result of unfavorable conversion costs and an increase in employee and employee related costs which more than offset favorable volumes.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $6.1 million mainly due to the combination of the following:

•	$6.9 million from favorable metal mix and sourcing along with improved metal margins;

•	a decrease in tax expense of $5.2 million;

•	favorable volumes;

•	$3.8 million of net income generated from Alumet, a business we acquired in November 2017;

•	a decrease in share based compensation expense of $1.7 million;

•	a decrease in interest expense of $0.9 million;

•
the absence of $2.9 million of expenses recorded in the prior year for unusual costs associated with our transition to an HSA medical plan, increased cost of sales due to inventory reductions at Olin Brass, and costs incurred at A.J. Oster related to its ERP implementation;

•	unfavorable conversion costs and employee and employee related costs;

•	an increase in depreciation expense of $2.1 million;

•	unfavorable lower of cost or market adjustment to inventory of $0.9 million;

•	an increase in refinancing costs of $0.7 million;

•	costs incurred of $0.7 million associated with an environmental incident at an Olin Brass facility; and

•	the absence of a $7.4 million benefit recorded in the prior year related to the recovery of insurance proceeds associated with our 2016 production outage.
Adjusted EBITDA increased by $2.1 million, or 2.1%, primarily due to the combination of the following:

•	$6.9 million from favorable metal mix and sourcing along with improved metal margins;

•	the Alumet acquisition ($5.3 million);

•	favorable volumes;

•	$2.9 million more of unusual costs in the prior year, as mentioned above;

•	unfavorable conversion costs and employee and employee related costs;

•	$0.7 million of costs associated with an environmental incident at an Olin Brass facility; and

•	$7.4 million of income related to insurance proceeds recorded in the 2017 period related to our 2016 production outage.
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share increased by $0.10 and $0.25 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 for the same reasons driving the fluctuations in net income.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.13 and $0.39 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 for the same reasons driving the fluctuations in adjusted EBITDA, in addition to a decrease in tax and interest expense, partially offset by an increase in depreciation expense. There was a $0.01 and $0.02 unfavorable impact on diluted earnings per share from the increase in weighted average diluted common shares outstanding for the three and nine months ended September 30, 2018, respectively.
We believe adjusted diluted earnings per common share represents a meaningful presentation of the financial performance of our consolidated results because it provides period-to-period comparisons that are more consistent, and more easily understood, and thus is more useful to and is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.
Adjusted diluted earnings per share is a key metric used to evaluate our performance, and in turn, incentivize members of management and certain employees.

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	2018	2017	QTR change:	YTD Change:
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.66	$0.56	$2.31	$2.06	$0.10	$0.25
Unrealized loss (gain) on derivative contracts	0.03	(0.01)	0.06	0.05	0.04	0.01
Refinancing costs	—	0.04	0.07	0.04	(0.04)	0.03
Specified legal / professional expenses	—	0.02	—	0.02	(0.02)	(0.02)
Lower of cost or market adjustment to inventory	0.05	(0.03)	—	(0.03)	0.08	0.03
Share-based compensation expense	0.07	0.09	0.21	0.28	(0.02)	(0.07)
Step-up costs from acquisition accounting	—	—	0.01	—	—	0.01
Tax impact on above adjustments (a)	(0.04)	(0.03)	(0.11)	(0.26)	(0.01)	0.15
Adjusted diluted earnings per common share	$0.77	$0.64	$2.55	$2.16	$0.13	$0.39

(a)	Calculated based on our estimated tax rate, including tax benefits related to the vesting of share awards and option exercises, as described more fully in Note 9, “Income Taxes.”

Results of Operations
Consolidated Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017.

	Three Months Ended September 30,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$429.9	100.0%	$359.4	100.0%	$70.5	19.6%
Cost of sales	(387.0)	90.0%	(315.8)	87.9%	(71.2)	22.5%
Gross profit	42.9	10.0%	43.6	12.1%	(0.7)	(1.6)%
Selling, general and administrative expenses	(22.0)	5.1%	(19.4)	5.4%	(2.6)	13.4%
Operating income	20.9	4.9%	24.2	6.7%	(3.3)	(13.6)%
Interest expense	(4.1)	1.0%	(4.4)	1.2%	0.3	(6.8)%
Loss on extinguishment of debt	—	—%	(0.2)	0.1%	0.2	(100.0)%
Other (expense) income, net	—	—%	(0.6)	0.2%	0.6	(100.0)%
Income before provision for income taxes	16.8	3.9%	19.0	5.2%	(2.2)	(11.6)%
Provision for income taxes	(1.9)	0.5%	(6.6)	1.8%	4.7	(71.2)%
Net income	14.9	3.4%	12.4	3.4%	2.5	20.2%
Net income attributable to noncontrolling interest	(0.1)	—%	(0.1)	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$14.8	3.4%	$12.3	3.4%	$2.5	20.3%
Adjusted EBITDA (a)	$29.6	6.9%	$30.1	8.4%	$(0.5)	(1.7)%

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”
The following discussions present an analysis of our results of operations for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $0.3 million primarily due to increased interest income and a lower principal balance in 2018 partially offset by an increase in our average interest rate on our debt principal which increased from 4.7% to 5.0%.
The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$4.0	$3.8	$0.2
Amortization of debt discount and issuance costs	0.3	0.4	(0.1)
Capitalized interest	—	—	—
Other borrowing costs (a)	0.2	0.2	—
Interest income	(0.4)	—	(0.4)
Total interest expense	$4.1	$4.4	$(0.3)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes
The provision for income taxes decreased by $4.7 million due to a decrease in statutory tax rates and changes in tax accounting methods reflected in our 2017 federal income tax return. The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 11.3% and 34.7% for the three months ended September 30, 2018 and 2017, respectively. The decrease to the effective tax rate is driven by the 2018 income tax rate reduction as well as additional re-measurement of deferred taxes recorded during the quarter resulting from changes in methods of tax accounting that the IRS approved and that we reflected in our 2017 federal income tax return. The effective tax rates differ from the statutory rates of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, primarily due to state income taxes, interest on unrecognized tax benefits, utilization of tax credits, the domestic manufacturing deduction in 2017, and the above-mentioned re-measurement of deferred tax assets in 2018.
Segment Results of Operations
Segment Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017.
The following discussions present an analysis of our results by segment for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended September 30,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	63.4	56.5	6.9	12.2%
Chase Brass	53.8	53.0	0.8	1.5%
A.J. Oster	34.1	18.1	16.0	88.4%
Corporate and other (b)	(9.1)	(8.2)	(0.9)	(11.0)%
Total	142.2	119.4	22.8	19.1%
Net sales
Olin Brass	$185.9	$155.3	$30.6	19.7%
Chase Brass	149.0	144.8	4.2	2.9%
A.J. Oster	117.4	76.9	40.5	52.7%
Corporate and other (b)	(22.4)	(17.6)	(4.8)	(27.3)%
Total	$429.9	$359.4	$70.5	19.6%
Adjusted EBITDA
Olin Brass	$11.4	$11.8	$(0.4)	(3.4)%
Chase Brass	16.0	18.3	(2.3)	(12.6)%
A.J. Oster	6.3	3.6	2.7	75.0%
Total adjusted EBITDA of operating segments	$33.7	$33.7	$—	—%
Corporate and other	(4.1)	(3.6)	(0.5)	(13.9)%
Total consolidated adjusted EBITDA	$29.6	$30.1	$(0.5)	(1.7)%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.
See Note 4, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass
Net sales increased by $30.6 million due mostly to increased volumes ($17.7 million) and increased sales of unprocessed metal ($13.8 million). Volumes increased in the munitions and coinage markets. Adjusted EBITDA decreased by $0.4 million from the prior year period due primarily to unfavorable conversion costs, partially offset by increased volumes and favorable metal mix and sourcing.
Chase Brass
Net sales increased by $4.2 million, the largest cause of which was increased volumes ($2.0 million). Volumes increased in the transportation and industrial machinery and equipment markets. Adjusted EBITDA decreased by $2.3 million primarily due to unfavorable metal margins and raw material sourcing and increased production costs as a result of operational inefficiencies.
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which reflects increases or decreases for each category for three months ended September 30, 2018 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	1.2	14.8	16.0
Net sales	$5.0	$35.5	$40.5
Adjusted EBITDA	$1.0	$1.7	$2.7
On November 1, 2017, we acquired Alumet, and the above table shows the impact of this acquisition on our performance. Note that the volume impact occurred mostly in the building and housing market due to Alumet’s sales of signage and roofing products.
Regarding base operations, net sales increased by $5.0 million due to increased volumes. Volumes increased in the automotive and electronics / electrical components markets due to fluctuations in demand.
Adjusted EBITDA from base operations increased by $1.0 million due to a variety of individually insignificant factors.

Results of Operations
Consolidated Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017.

	Nine Months Ended September 30,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$1,361.1	100.0%	$1,153.7	100.0%	$207.4	18.0%
Cost of sales	(1,211.3)	89.0%	(1,015.3)	88.0%	(196.0)	19.3%
Gross profit	149.8	11.0%	138.4	12.0%	11.4	8.2%
Selling, general and administrative expenses	(68.5)	5.0%	(61.6)	5.3%	(6.9)	11.2%
Operating income	81.3	6.0%	76.8	6.7%	4.5	5.9%
Interest expense	(12.7)	1.0%	(13.9)	1.2%	1.2	(8.6)%
Loss on extinguishment of debt	(0.5)	—%	(0.2)	—%	(0.3)	150.0%
Other (expense) income, net	(1.0)	0.1%	3.6	0.2%	(4.6)	(127.8)%
Income before provision for income taxes	67.1	4.9%	66.3	5.7%	0.8	1.2%
Provision for income taxes	(15.2)	1.1%	(20.4)	1.8%	5.2	(25.5)%
Net income	51.9	3.8%	45.9	3.9%	6.0	13.1%
Net income attributable to noncontrolling interest	(0.3)	—%	(0.4)	—%	0.1	(25.0)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$51.6	3.8%	$45.5	3.9%	$6.1	13.4%
Adjusted EBITDA (a)	$103.2	7.6%	$101.1	8.8%	$2.1	2.1%

(a)	See “Management’s View of Performance—Net income and adjusted EBITDA.”
The following discussions present additional analysis of our results of operations for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
Interest expense
Interest expense decreased by $1.2 million primarily due to increased interest income and a lower principal balance in 2018. Our average interest rate on our debt principal decreased from 5.1% to 5.0%.
The following table summarizes the components of interest expense:

	Nine Months Ended September 30,		Change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$12.1	$12.4	$(0.3)
Amortization of debt discount and issuance costs	0.9	1.0	(0.1)
Capitalized interest	(0.1)	(0.1)	—
Other borrowing costs (a)	0.6	0.6	—
Interest income	(0.8)	—	(0.8)
Total interest expense	$12.7	$13.9	$(1.2)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes
The provision for income taxes decreased by $5.2 million primarily due to a decrease in the statutory tax rate and changes in tax accounting methods reflected in our 2017 federal income tax return. The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 22.7% and 30.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease to the effective tax rate is driven by the 2018 income tax rate reduction as well as additional re-measurement of deferred taxes recorded during the quarter resulting from changes in methods of tax accounting that the IRS approved and that we reflected in our 2017 federal income tax return.  The effective tax rate for the nine months ended September 30, 2018 differs from the statutory rate of 21% primarily due to state income taxes and the above mentioned tax accounting method changes. For the nine months ended September 30, 2017, the effective tax rate differed from the statutory rate of 35% primarily due to the adoption of ASU 2016-09 on January 1, 2017. For the nine months ended September 30, 2018, the benefit generated by ASU 2016-09 was offset by the new IRS code Section 162(m) rules passed under tax reform.
Segment Results of Operations
Segment Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017.
The following discussions present an analysis of our results by segment for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Nine Months Ended September 30,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	195.5	186.8	8.7	4.7%
Chase Brass	164.9	167.0	(2.1)	(1.3)%
A.J. Oster	103.0	55.2	47.8	86.6%
Corporate and other (b)	(29.9)	(29.4)	(0.5)	(1.7)%
Total	433.5	379.6	53.9	14.2%
Net sales
Olin Brass	$584.2	$548.9	$35.3	6.4%
Chase Brass	480.1	440.0	40.1	9.1%
A.J. Oster	363.1	226.6	136.5	60.2%
Corporate and other (b)	(66.3)	(61.8)	(4.5)	(7.3)%
Total	$1,361.1	$1,153.7	$207.4	18.0%
Adjusted EBITDA
Olin Brass	$45.5	$38.7	$6.8	17.6%
Chase Brass	53.0	56.6	(3.6)	(6.4)%
A.J. Oster	18.1	10.4	7.7	74.0%
Total adjusted EBITDA of operating segments	$116.6	$105.7	$10.9	10.3%
Corporate and other (c)	(13.4)	(4.6)	(8.8)	(191.3)%
Total consolidated adjusted EBITDA	$103.2	$101.1	$2.1	2.1%

(a)	Amounts exclude quantity of unprocessed metal sold.

(b)	Amounts represent intercompany eliminations.

(c)	The nine months ended September 30, 2017 includes a $7.4 million recovery of insurance proceeds relating to a production outage in 2016.
See Note 4, “Segment Information,” of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes.

Olin Brass
Net sales increased by $35.3 million primarily due to increased commodity prices ($28.2 million) and volumes ($22.0 million), partially offset by decreased sales of unprocessed metal ($14.9 million). Adjusted sales increased by $16.6 million due to increased volumes ($10.2 million) and favorable scrap spreads, better metal margins, and improved raw material sourcing ($5.1 million). Volumes increased in the munitions and coinage markets.
Adjusted EBITDA increased by $6.8 million, mostly due to favorable scrap prices, better metal margins, and improved raw material sourcing ($5.1 million) and volumes. These were partially offset by unfavorable production costs, increased employee and employee related expenses, and $0.7 million of costs incurred related to an environmental incident at an Olin Brass facility.
Chase Brass
Net sales increased by $40.1 million due to increased commodity prices ($44.4 million) and unprocessed metals sales ($1.2 million), partially offset by decreased volumes ($5.5 million). Volumes decreased in the building and housing and industrial machinery and equipment markets due to underlying demand from our customers.
Adjusted EBITDA decreased by $3.6 million, predominantly due to decreased volumes and unfavorable production costs as a result of operational inefficiencies, partially offset by better metal margins and improved raw material sourcing.
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which shows increases or decreases for each category for the nine months ended September 30, 2018 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	3.4	44.4	47.8
Net sales	$31.5	$105.0	$136.5
Adjusted EBITDA	$2.4	$5.3	$7.7
Regarding base operations, net sales increased by $31.5 million due to increased commodity prices ($17.5 million) and increased volumes ($14.0 million). Volumes increased in the automotive and electronics / electrical components markets as compared to the prior year period when we had experienced difficulties related to our implementation of a new ERP system.
Adjusted EBITDA from base operations increased by $2.4 million due to favorable product mix and selling prices, increased volumes, and the absence of costs incurred in the prior year associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of a new ERP system, partially offset by increased employee and employee related costs.
Changes in Financial Condition
The following discussion presents an analysis of fluctuations in certain accounts within our consolidated balance sheet as of September 30, 2018 as compared to the amounts as of December 31, 2017. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.
September 30, 2018 compared to December 31, 2017
Deferred income taxes decreased by $7.5 million due to accounting method changes reflected in the 2017 tax return which we filed in October 2018.
Accrued liabilities decreased by $5.1 million primarily due to the payment of annual incentive compensation awards during the first quarter of 2018.

Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital, operating expenses, service our debt, make capital expenditures, facilitate stock compensation awards, pay dividends, and execute strategic acquisitions. Historically, our primary sources of short-term liquidity and long-term liquidity have been cash flow from operations and borrowings under our ABL Facility.
At September 30, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $9.3 million. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
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
On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended September 30, 2018. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans; these transactions are not included as part of the authorization under our 2018 Share Repurchase Program.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Nine Months Ended September 30,		Change
(in millions)	2018	2017	2018 vs. 2017
Cash flows provided by operating activities	$73.3	$32.9	$40.4
Cash flows used in investing activities	$(19.1)	$(18.4)	$(0.7)
Cash flows used in financing activities	$(11.0)	$(10.9)	$(0.1)
Cash flows from operating activities
Net cash provided by operating activities increased by $40.4 million as changes in working capital resulted in decreased cash outflows during the nine months ended September 30, 2018 as compared to 2017. Inventory, accounts receivable and accounts payable accounted for $27.8 million of the $40.4 million improvement in cash flows. Accounts receivable were favorably impacted by the timing of toll sales and customer payments. Cash from operations also benefited from increased net income.

Cash flows from financing activities
Net cash used in financing activities decreased by $0.1 million primarily due to a $1.7 million decrease in stock buy-backs related to stock compensation awards and an increase in proceeds from option exercises of $0.6 million, partially offset by a $1.7 million increase in dividend payments and increased capital lease payments from Alumet. Our stock buy backs are done as an accommodation to employees to satisfy payroll tax withholding obligations on vestings and exercises of share-based compensation awards.
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
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (“Amended Term Loan B Credit Agreement”). The most recent refinancing reduced the spread over our LIBO Rate by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. The Amended Term Loan B Credit Agreement has a soft call prepayment penalty of 1% during the six months following the refinancing date. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 1.5% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.5% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At September 30, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 4.99%.
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
As of September 30, 2018, we had no borrowings outstanding under the ABL Facility and available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
The Credit Agreements
The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of September 30, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.
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
Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures
Under applicable SEC regulations, management, with the participation of the principal executive officer and principal financial officer, must periodically evaluate our “disclosure controls and procedures,” which are defined generally as controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC (such as this Form 10-Q) is i) recorded, processed, summarized, and reported on a timely basis, and ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)Changes in internal controls
In the third quarter of 2018, we implemented a new consolidation software system, which required changes to certain of our business processes and internal controls over financial reporting. Although our internal control over financial reporting has been affected by the implementation of this system, we do not believe that the implementation of this system will have an adverse effect on our internal control over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 through July 31, 2018	267	$32.55	—	—
August 1, 2018 through August 31, 2018	86	$38.55	—	—
September 1, 2018 through September 30, 2018	—	$—	—	—
Total	353	$34.01	—	—

(1)	Includes shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

(2)
On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby the Company may repurchase up to $35.0 million of its common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended September 30, 2018.

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
Date: November 1, 2018