Form 10-K
period 2018-12-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2019-02-28
CIK 1533526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(847) 240-4700
(Registrant’s telephone number, including area code)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $674.2 million.
On February 18, 2019, there were 21,880,908 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

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
Unlike traditional metals companies, particularly those that engage in mining, smelting and refining activities, we are purely a metal converter, fabricator, processor and distributor, and we do not attempt to generate profits from fluctuations in publicly traded commodity metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the commodity price of copper and the other metals we use. Through our “balanced book” approach (as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Principles Affecting Our Results of Operations —Balanced Book”), we strive to match the timing, quantity and price of our metal sales with the timing, quantity and price of our replacement metal purchases. We do this, for the most part, by basing both sales and purchase transaction on the price of publicly traded commodity prices and having both transactions occur on the same date. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially reduces the financial impact of metal price movements on our earnings and operating margins.
Our products are used in a variety of applications across diversified markets, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment, signage, and general consumer markets. We access these markets through direct mill sales, our captive distribution network and third-party distributors. Through May 16, 2019, we hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. We anticipate the expiration of this exclusive license may have a negative effect on our financial performance. We believe we are the only domestic copper and brass sheet manufacturer with captive distribution and service center operations, a competitive advantage that allows us to service and access customers with a wide variety of volume and service needs.
We service nearly 4,200 customers in 28 countries across four continents. We employ approximately 1,900 people and operate 16 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Southeast Asia.

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
● Coinage

All of our segments sell to the building and housing market. While demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are seasonal and dependent on overall economic conditions, the correlation between housing statistics and our sales is not entirely direct. Our key products are typically installed near the completion of construction, meaning there is an inherent lag time compared to housing starts, and sales of our building and housing products can be affected by factors such as housing mix (unit size, unit price point and the mix of multi-family versus single-family construction). Sales of our products can also be impacted by changes in the composition of materials and fixtures used in construction as well as competition from imported brass rod and importation of finished product made from brass rod.
The red metals industry is different from other metals industries in several ways, two of which are price and variety. Copper trades on public commodity exchanges at prices which are generally more expensive than steel or aluminum. In 2018 for example, average COMEX copper was $2.93 per pound compared to $0.96 per pound for aluminum or $0.44 per pound for steel. Thus, the investment our customers have to make in inventory to hold the same number of pounds in copper or a copper alloy is significantly greater. We believe our short lead times and on-time delivery performance within our businesses is better than most of our competitors, providing a competitive advantage by allowing our customers to hold less inventory. Also, our copper and copper alloy finished products are less standardized than finished products in the aluminum or steel industries. Thus, our ability to manufacture custom alloys in a wide variety of gauges and finishes, especially within our Olin Brass business, is a competitive advantage to meeting customers’ overall needs.
Further information about our business segments and the geographic areas of our operations can be found in “Note 5, Segment Information.”
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
Olin Brass’s products are sold to original equipment manufacturers (“OEMs”), other external customers, distributors / rerollers or to its affiliate, A.J. Oster. In 2018, approximately 18% of Olin Brass’s products were shipped to distribution customers, which includes its affiliate A.J. Oster. In 2018, approximately 15% of Olin Brass’s shipments were to A.J. Oster.
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

Coinage Market
Olin Brass supplies strip for use in the production of coins (no pennies) primarily for the United States Mint, for which we are a key supplier contracted into 2022. We have been a highly regarded supplier to the United States Mint for over 40 years, as our long-term contracts have historically been renewed at termination.
The demand within this market is affected by the level of activities in retail transactions, the use of vending machines, trends affecting forms of payment, and management of inventory levels within the U.S. Mint and Federal Reserve.
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
Customers in this market include primary automotive connector suppliers in the U.S. Historically the business in this market remained largely regional in the U.S. Demand within this market is affected by the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions and the amount of electrical components contained within automobiles. In addition, demand is affected by the increasing inclusion of electrical systems (televisions, cameras, sensors, etc.) within vehicles and trends towards electric powered vehicles.
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
Electronics / Electrical Components Market
Olin Brass manufactures strip used in integrated circuit sockets for circuit boards, electrical connectors for laptop computers and similar devices, consumer electronics and appliances, and foils for flexible circuit applications. The strip manufactured in this market is concentrated in HPAs and is sold directly to end-use customers and distributors.
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
International
The Olin Brass segment exported 17.8 million pounds into markets that primarily serve the building and housing, automotive and electronics / electrical components markets.
Asia
Included within our Olin Brass business, our Asian operations provide service, distribution and sales activities to meet the growing demand for copper alloys in that region. These activities are conducted through two of our subsidiaries, Olin Luotong Metals (“OLM”) in China and GBC Metals Asia Pacific PTE (“GMAP”) in Singapore. These operations source materials from Olin Brass, as well as other copper and brass mills, such as Chinalco and DOWA Metaltech Co. LTD (“Dowa Metaltech”). In 2018, these Asian operations generated $40.7 million of net sales, or 6% of the Olin Brass segment’s net sales. On a pounds basis, our Asian operations sold 8.9 million pounds (4% of the Olin Brass segment’s sales) of product into Asia through OLM and GMAP, primarily into key electronics markets.

Others
The remainder of Olin Brass’s international sales are primarily to Mexico, Canada and European countries and were 8.9 million pounds (4% of the Olin Brass segment’s sales) in 2018.
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
Demand for Chase’s brass rod has been impacted by increasing imports of forged and machined product that competes directly with the products our customers manufacture out of brass rod purchased from us. It is also impacted by our customers relocating production facilities to overseas, lower cost production locations. In response, Chase Brass is beginning to semi-fabricate parts from its brass rod to make its customers more cost competitive. In some instances, Chase Brass may manufacture and sell fully fabricated parts to customers. To date, sales of semi-finished and fully fabricated parts have not been significant.
Chase Brass provides its customers with high quality rod product under short lead times with high on-time delivery performance. In addition, Chase Brass partners with customers to buy the scrap customers generate from manufacturing rod purchased from Chase Brass. These customer scrap buy-backs often occur at prices greater than what customers could get from the general scrap market and helps compete against imported rod. Chase Brass has been able to capitalize on opportunities arising from regulation limiting lead content in potable water plumbing fixtures. Our green product portfolio, including Eco Brass® product which we manufacture under an exclusive license through May 16, 2019, grew significantly from 2010 to 2016 as customers switched from leaded to non or low-leaded products in certain applications. We anticipate the expiration of this exclusive license may have a negative effect on our financial performance.

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
Chase Brass produces a number of low-lead and lead-free products, or “green portfolio” products, which comply with certain state and federal laws that became effective in January 2014. This legislation defines the allowed level of lead content in products used in plumbing and drinking water applications. Chase Brass’s Green Dot® rod, Eco Brass® rod and Eco Brass® ingot products are part of the green portfolio, and Chase Brass is the exclusive licensee of the intellectual property rights for their production, sale and distribution in North America through May 16, 2019. Chase Brass also manufactures other non-patented green portfolio products. Green portfolio products accounted for approximately 20% of pounds shipped by Chase Brass in 2018. We anticipate the expiration of this exclusive license may have a negative effect on our financial performance.
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
International
Chase Brass primarily supplies products within North America, and generated $41.2 million in net sales (7% of the Chase Brass segment’s net sales) to Canada and Mexico in 2018. Sales to Canada and Mexico were 23.5 million pounds (11% of the Chase Brass segment’s sales) in 2018.
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
In 2018, Olin Brass provided A.J. Oster with 51% of its copper-based products. Aurubis AG (“Aurubis”) is A.J. Oster’s second largest supplier after Olin Brass, supplying approximately 25% of A.J. Oster’s copper-based products in 2018. Many of the coils purchased from Olin Brass and Aurubis are full-width and require slitting.

The following chart shows the primary markets for A.J. Oster’s products and the percentage of shipments for each.

Building and Housing Market
A.J. Oster distributes copper-alloy strip and aluminum foil used by our customers to manufacture products for commercial and residential applications. The primary applications are electrical, hardware, signage, and roofing.
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
Demand within this market is affected by the overall trends affecting auto sales, such as consumer spending and overall economic conditions, the increasing electrification of vehicles with systems such as cameras, communication devices, and computer technologies, and the trend towards electric powered vehicles.

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
Net sales from A.J. Oster Mexico were $44.1 million during 2018 (9% of A.J. Oster segment’s net sales). Pounds shipped from A.J. Oster Mexico were 10.7 million and comprised 8% of the A.J. Oster segment’s sales.
Raw Materials and Supply
We manufacture our products from scrap metal (both internally generated and externally sourced) or virgin raw materials. During 2018, 90% of our metal came from scrap metal, and the remainder came from virgin raw materials.
We purchase virgin raw materials, including copper cathode, at a premium on the London Metal Exchange (“LME”) or Commodities Exchange (“COMEX”) or directly from key dealers that support producers around the world. Although virgin raw materials are more expensive compared to scrap, we use them to ensure quality production of certain alloys, especially HPAs.
Customers
Our customer base is broadly diversified across North America geographies and our end markets, as previously discussed. In 2018, we sold approximately 12,000 different stock keeping units (“SKUs”) to nearly 4,200 customers.
Also in 2018, net sales from our foreign entities were $84.8 million, or 5% of our net sales. We have long-term relationships with our customers, many of which are secured through short-term contracts. Our relationships with many of our significant customers have lasted more than 30 years.
All three of our operating segments had customers to whom sales activity constituted more than 10% of net sales during 2018. The largest customer within each of Olin Brass, Chase Brass and A.J. Oster comprised 24%, 20%, and 13% of net sales, respectively. Olin Brass’ second largest customer comprised 17% of net sales. On a consolidated basis, we did not generate more than 10% of our net sales from any one customer in 2018.
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
In addition, as previously mentioned, our Chase Brass business is affected by our customers’ ability to compete with finished parts that are imported into the United States.
We use data published by independent industry associations and management estimates to determine our market share. Using this information, in 2018, we estimate our market share as follows:

•	Olin Brass accounted for 31% of North American shipments (including shipments to A.J. Oster) of copper and brass alloys in the form of sheet, strip and plate;

•	A.J. Oster accounted for 42% of North American shipments of copper and brass, sheet and strip products from distribution centers and rerolling facilities; and

•	Chase Brass accounted for 51% of North American shipments of brass rod, not including imports.
Corporate
Our Corporate expenditures include compensation for corporate executives and officers, corporate office and administrative salaries, and professional fees for accounting, unrealized gains and losses on hedging activities, tax, and legal services. Corporate also includes interest expense, state and federal income taxes, overhead costs that management has not allocated to the operating segments, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions and the elimination of intercompany sales and balances.
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
In January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the U.S. EPA, the Connecticut DEEP, and remediation contractors responded immediately. We incurred approximately $0.7 million of expenses in 2018 associated with this leak and also reached a final settlement with the U.S. EPA, which resulted in a $6,000 fine. We remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flows.
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
Employees
The following table shows the composition of our workforce by operating segment and Corporate as of December 31, 2018.

	Employees	% of Total
Olin Brass	1,093	58%
A.J. Oster	433	23%
Chase Brass	335	18%
Corporate	21	1%
Total	1,882	100%
As of December 31, 2018, 1,021, or approximately 54%, of our employees at various sites were members of unions. We have generally maintained good relationships with all unions and employees, which has been an important aspect of our ability to be competitive in our industry. Generally, our various agreements with unions in the United States have contractual terms which range from 3 to 5 years.

Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we have not experienced any work stoppages at any of our facilities. Our union agreement governing a substantial portion of our employees at Olin Brass was renewed in 2017 and expires in 2022. We believe we will continue to be able to renew the outstanding collective bargaining agreements upon acceptable terms.
Research and Development
Our staff of scientists in metallurgy and electrochemistry continues to research and develop new products and expand our value-added services to meet our customers’ needs. Our research and development expenditures were not material in any of the last three years.
Risk Management and Insurance
The primary risks in our operations are personal injury, property damage, transportation, criminal acts, risks associated with international operations, directors’ and officers’ liability, cybersecurity, product recall, and general commercial liabilities. We are insured against general commercial liabilities (including business interruption), cybersecurity, product recall, workers’ compensation liabilities, automobile accidents (including injury to employees and physical damage of goods and property and employer liabilities), directors’ and officers’ liability, crime, foreign risks, environmental liability, ocean cargo liability and flood through insurance policies provided by various insurance companies up to amounts we consider sufficient to protect against losses due to claims associated with these risks.
Safety
Consistent with other strategic initiatives, we strive to achieve a ‘Best in Class’ performance status for employee safety. A number of our locations participate in the Occupational Safety and Health Administration (“OSHA”) sponsored Voluntary Protection Program, or VPP. The Safety Excellence / VPP initiative shifts the safety paradigm to an aggressive proactive approach that stresses strong employee participation and collaboration, management accountability, employee training and hazard elimination as core foundational elements. In 2018, our A.J. Oster facilities in Alliance, Ohio and Carol Stream, Illinois were recognized as VPP Star sites. In 2016, our A.J. Oster facility in Yorba Linda, California was recognized as a VPP Star site. This recognition reflects the facility’s achievement in the development, implementation and continuous improvement of their safety and health management system resulting in injury and illness rates that are below the national averages for the industry.
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
Government Contract
The United States Mint is and has been a significant customer of Olin Brass since 1969. We have a contractual arrangement to supply nickel and brass coinage strip to multiple United States Mint facilities. We renewed this contract in 2017 and expect to renew it again when it expires in 2022. However, the United States Mint can terminate our contract in whole or in part when it is in the best interest of the United States Mint to do so and any damages payable to us by the United States Mint for such termination would not include lost profits.

Seasonality
There is a slight decrease in our net sales in the fourth quarter as a result of the decrease in demand due to customer shutdowns for the holidays and our customers’ year-end maintenance activities and working capital management. We also typically experience slight working capital increases in the first fiscal quarter as our customers build inventory to serve the seasonal building and housing market.
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
Many of our products are further processed by our customers into products that are used in industries that are, to varying degrees, cyclical and have historically experienced periodic downturns due to factors such as economic conditions, technological advancements and substitution, energy prices, the availability of credit, consumer sentiment, demand and other factors beyond our control. These economic and industry downturns have resulted in diminished product demand and excess capacity for our products. Any future economic disruptions may negatively impact our markets or the consumers served by those markets, which would adversely affect our operating results.
A significant amount of our volume is tied to the building and housing sector. If the housing, remodeling and residential and commercial construction markets stagnate or deteriorate, demand from such markets for our products, especially our brass rod products, is likely to be adversely affected. Any recovery in such markets may not necessarily directly correlate with increased sales or profitability. In addition, competition from imported products that compete with our customers’ finished products and other sources may affect demand for our product and our results of operations.
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
The munitions market is generally not correlated to any general economic indicators and thus has a high degree of volatility.
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
We use our balanced book approach to substantially eliminate the impact on our operating margins of metal price fluctuations affecting the cost of the metal raw materials used in manufacturing our products. Such fluctuations can significantly affect our operating margins. Under our balanced book approach, we seek to match the timing, quantity and price of the metal component of net sales with the timing, quantity and price of replacement metal purchases on all of our non-toll sales. Since we are on a LIFO basis of inventory accounting, this allows our income statement to have current metal prices reflected in both net sales and cost of sales. We use a combination of matching price date of shipment terms, firm price terms and derivatives transactions to achieve our balanced book. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Principles Affecting Our Results of Operations—Balanced Book.”
We may not be able to maintain our balanced book approach if: (a) our customers become unwilling to bear metal price risk through the matching of price date of shipment terms, (b) we cannot find counterparties for the derivatives transactions entered into in connection with firm price terms, or (c) the cost of those derivatives transactions increase such that entering into such transactions is no longer cost-effective to us. If we fail to maintain our balanced book approach, we may be forced to accept higher replacement prices, which could generate losses and would increase volatility in our results of operations.

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
We depend on scrap for our operations and acquire our scrap inventory from numerous sources typically on a discount from publicly traded indices and pricing. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. If an adequate supply of scrap metal is not available to us or if the discounts from publicly traded indices and prices change significantly, we may be forced to use a larger amount of more expensive virgin raw materials which may materially adversely affect our ability to meet customer needs in a timely manner, our results of operations, and our financial condition.
We may experience disruptions in the supply of energy as a result of delivery curtailments due to extremely cold weather. We may also experience disruptions or increases in cost with respect to our access to water, electrical power, transport and wastewater treatment services and other infrastructure (including those subject to our transition services agreement with the parent of our predecessor). An inability to find an adequate and timely supply of raw materials or adequate and cost-effective access to infrastructure could have a material adverse effect on our profit margin, and in turn on our business, financial condition, results of operations or cash flows.
In 2018, the cost of energy and utilities represented approximately 6% of our non-metal cost of sales and prices can be volatile. As a result, our energy and utility costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher energy and utility costs on our business, financial condition, results of operations, and cash flows. Although we attempt to mitigate short-term volatility in energy and utility costs through the use of derivatives contracts, we may not be able to eliminate the long-term effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.
Covenants under our debt agreements impose operating and financial restrictions. Failure to comply with these covenants could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The agreement governing our asset-based revolving loan facility (“ABL Facility”) and the agreement covering our term loan facility that matures on May 29, 2025 (“Term Loan B Facility”) contain various covenants that limit or prohibit our ability, among other things, to:

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
The agreement governing the ABL Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio whenever excess availability, as defined in such agreement, falls below a certain level. For more information regarding these covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.”
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
Our five largest customers were responsible for approximately 30% of our net sales in 2018. A loss of order volumes from any major customer could negatively affect our business, financial condition or results of operations by lowering sales volumes, increasing costs and lowering profitability. Order volumes from customers could decrease for a variety of reasons including loss of market share, customer production outages, technological obsolescence of our products, or other competitive factors. Our balance sheet reflected an allowance for doubtful accounts totaling $1.3 million at December 31, 2018. If adverse economic and market conditions impair the ability of our customers to pay us in the future, our allowance for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase in the future, which could materially and adversely affect our financial condition and results of operations.
In addition, we will not be entitled to lost profits should the United States Mint voluntarily terminate our contract prior to the contractual end date in 2022.
Our business could be disrupted if our customers shift either their manufacturing or sourcing offshore.
Much of our business depends on maintaining close geographical proximity to our customers because the costs of transporting metals across large distances can be prohibitive. If customers, especially those in the automotive, electrical, and building and housing industries, relocate the production of products or source their products from foreign locations, we may lose business to foreign competitors or suffer deterioration in our business.
Competition could adversely affect our business, financial condition and results of operations.
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
Changes in trade tariffs could adversely affect our business, financial condition, and results of operations.
On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25% tariff on imported steel and a 10% tariff on imported aluminum. The U.S. government has also announced various agreements for exemptions from the Section 232 steel and aluminum tariffs for certain countries, including Argentina, Australia, Brazil and South Korea. Some of these countries, such as South Korea, have agreed to a quota system that limits their annual imports of steel and aluminum into the U.S. Although steel and aluminum products from the European Union, Canada and Mexico were initially exempted from the tariff, on June 1, 2018, those exemptions expired and the Section 232 tariff was applied to steel and aluminum imports from these countries. In retaliation against the Section 232 tariffs, the European Union, Mexico and Canada subsequently imposed their own tariffs against certain steel products and other goods imported from the U.S. The Mexican retaliatory tariffs went into effect on June 5, 2018, the European Union’s tariffs began to apply on June 22, 2018, and Canadian tariffs became effective on July 1, 2018. These tariffs could result in significantly higher domestic prices as well as decreased supply with U.S. producers. Our inability to pass through these price increases and the reduced supply from U.S. producers could adversely affect the performance of our business or shipments to customers.
Our understanding is that the U.S. government has been and will continue to negotiate with the European Union, Mexico and Canada for a resolution to the trade issues between the U.S. and these countries. We do not know how long these tariffs will remain in effect, if these trade issues will be resolved or whether the terms of any such resolutions will be beneficial to our business. In addition to the ongoing country-by-country negotiations in which the U.S. government is engaged, the Commerce Department has also implemented a system for petitioning the U.S. government to exempt specific products (for instance, a certain grade of steel) from the tariff and a process for challenging these exemption requests.
Additionally, in November 2018, the U.S. reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which is being proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. Among other things, the USMCA, as proposed, includes revised country of origin rules and labor provisions for the protection of workers. These changes and other changes to trade policy could have an adverse effect on our costs to procure products, the prices at which we can sell our products, and, in turn, the demand for our products, which could result in an adverse effect on our business, financial condition, results of operations, or cash flows.
Adverse developments in our relationship with our employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2018, we had 1,882 employees, 1,021, or approximately 54%, of whom at various sites were members of unions. Our primary union contracts expire in 2020 and 2022. Our union agreements are a meaningful determinant of our labor costs and are very important to our ability to maintain flexibility to fulfill our customers’ needs. As we attempt to renew our collective bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.
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
Our operations are subject to natural disasters, acts of war, terrorism, widespread illness, and cyber attacks or other information security breaches, any one of which could result in a business stoppage and negatively affect our business, financial condition or results of operations.
We have facilities located throughout North America, including in Illinois, Ohio, Connecticut, Rhode Island, Missouri, California, Puerto Rico and Mexico, as well as in China. We take precautions to safeguard our facilities, computer systems, and transportation for our personnel including obtaining insurance and maintaining health and safety protocols. However, a natural disaster, such as a tornado, fire, flood, hurricane, earthquake, or similar event, inclement weather conditions, acts of war, terrorism, or widespread illness could cause a substantial interruption in our operations, damage or destroy our facilities or inventory, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby harming our financial condition and prospects significantly.

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
We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations, subject us to additional legal costs and damage our reputation in the marketplace. Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and fix any information security vulnerabilities.
Any prolonged disruptions, failures, or inability to operate our business, manufacturing facilities, or equipment, including those arising from information technology related incidents, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to satisfy our customers’ orders in an efficient manner and to effectively manage inventory levels is dependent on the proper operation of our business, facilities, equipment, and information technology environment and tools. On-time delivery and accurate order fulfillment are essential to maintaining customer satisfaction and generating repeat business. Any prolonged equipment failures, supplier caused production delays, quality control incidents, network outages, information technology system failures or implementations, temporary facility closures, or other disruptions in operations such as a major fire or major equipment breakdown at our manufacturing facilities could materially disrupt our operations and thereby adversely affect our business, financial condition, and results of operations. In addition, we may not have adequate insurance to cover all losses.
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
The market for copper and copper-alloy products is characterized by changing technologies, periodic new product introductions, evolving customer and industry standards and demands, and factors affecting the products our customers make from the metal we sell them. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements, new technologies and production methods, and offer products and services that meet customer demands.

A portion of our net sales is derived from our international operations, which exposes us to certain risks inherent in doing business abroad.
In the aggregate, our international operations accounted for 5% of our net sales in 2018. In addition, we have various licensing agreements around the world and our products are distributed globally. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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
For example, the Olin Brass segment provides strip and cups to both the military and commercial munitions markets. In 2018, the shipments by Olin Brass to the munitions market accounted for 40% of its total shipments. The private use of firearms is subject to extensive regulation. Any restriction on the use of firearms and ammunition could affect the demand for munitions, and in turn could negatively affect our business, financial condition or results of operations. Moreover, any changes in the government budget or policy over military spending may adversely affect our contracts with customers in the munitions market.
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
In January 2018, one of our Olin Brass operations experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the US EPA, the Connecticut DEEP, and remediation contractors responded immediately. We incurred approximately $0.7 million of expenses in 2018 associated with this incident. Although we reached a final settlement with the U.S. EPA which resulted in a $6,000 fine, we remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flows, but events similar to this could occur again in the future.
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
Olin Brass began the process of implementing a fully integrated enterprise resource planning (“ERP”) system to replace their current management information systems and plan to implement the system in a phased approach over the course of the next several years, and implemented the first phase in early fiscal 2017. These implementations may present challenges. Such challenges include, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data and the potential instability of the new system. Furthermore, large-scale system implementations are complex and time-consuming projects that are capital intensive and can span several months or even years. Certain of our business and financial processes also may require transformation in order to effectively leverage the benefits of the new systems. The implementation of the new systems may not result in the anticipated improvements, and the cost of implementation may outweigh the benefits. There can be no assurance that the new systems will be successfully implemented, and failure to do so could adversely affect our business, financial condition, results of operations and the effectiveness of our internal controls over financial reporting.
We face a number of risks related to future acquisitions and joint ventures.
We may continue to seek opportunities for further acquisitions to supplement our operations and for expansion of our international presence, potentially, through joint ventures.
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
In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available on favorable terms, if available at all. We may not be able to successfully integrate or profitably operate any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant resources that would otherwise be available for the ongoing development or expansion of existing operations.
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
Important factors that could cause actual results to differ materially from our expectations include general economic conditions, market demand, pricing and competitive factors, the ability to implement business and acquisition strategies, the ability to address unexpected operational issues, and the ability to continue to implement our balanced book approach, among others, which are discussed in the “Risk Factors” section in Item 1A in this annual report on Form 10-K
We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes our major facilities as of December 31, 2018:

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
Pursuant to a 2007 transition services agreement, Olin Corporation supplies Olin Brass with natural gas, water, steam and waste water disposal, among other things, at Olin Brass’s East Alton, Illinois facility. According to the transition services agreement, Olin Corporation has agreed to provide utility services until Olin Corporation ceases operations at its East Alton, Illinois facility, at which time Olin Brass has the option to acquire the utilities infrastructure at fair market value. The transition services agreement renewed automatically in November 2018 and automatically renews for one-year terms thereafter subject to termination by either party upon one year’s notice.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Holders of Record
Our common stock is traded on the New York Stock Exchange (ticker symbol BRSS). As of February 18, 2019, we had approximately 117 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Certain information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Dividends
The payment of dividends in the future will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial and operating results, financial position, anticipated cash requirements and restrictions contained in the agreements governing our asset-based revolving loan facility, which matures on July 19, 2021 (“ABL Facility”) and our term loan facility, which matures on May 29, 2025 (“Term Loan B Facility”). Currently, we have significant availability under our credit agreements to pay dividends consistent with past practice and future expectations. We can give no assurance that dividends will be paid in the future. See Note 10, “Financing,” of our consolidated financial statements, which are included elsewhere in this report, for further discussion of these restrictive covenants.
Issuer Purchases of Equity Securities

	Stock Compensation Plans		Share Repurchase Program
Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased (2)	Average Price per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (millions) (2)
October 1, 2018 through October 31, 2018	—	$—	—	—	$35.0
November 1, 2018 through November 30, 2018	—	$—	400,000	31.48	$22.4
December 1, 2018 through December 31, 2018	1,026	$25.15	—	—	$22.4
Total	1,026	$25.15	400,000	31.48	N/A

(1)	Includes shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.

(2)
On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), authorizing the Company to repurchase up to $35.0 million of its common stock on the open market through September 30, 2020. As of December 31, 2018, we had approximately $22.4 million of remaining authorization.

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
The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2018 of the cumulative total return for our common stock, the Russell 2000 Index (“Total Market Index”) and the S&P SmallCap 600 Index—Materials (“Materials Index”). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Global Brass and Copper Holdings, Inc., the Total Market Index and the Materials Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
The following table includes selected historical consolidated financial data of our business as of the dates and for the periods indicated. The table should be read in conjunction with the information about the limitations on comparability of our financial results, including as a result of acquisitions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” and our consolidated financial statements and related notes included in Item 8 to this report.

(in millions, except per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Pounds shipped (1)	564.6	507.3	520.8	511.9	520.4
Statements of Operations Data:
Net sales	$1,765.4	$1,578.6	$1,338.3	$1,506.2	$1,711.4
Cost of sales	(1,578.7)	(1,394.4)	(1,156.6)	(1,335.9)	(1,546.8)
Gross profit	186.7	184.2	181.7	170.3	164.6
Selling, general and administrative expenses	(92.7)	(83.8)	(82.8)	(83.2)	(76.9)
Operating income	94.0	100.4	98.9	87.1	87.7
Interest expense, net	(16.8)	(17.6)	(26.2)	(39.1)	(39.6)
Loss on extinguishment of debt	(0.5)	(0.2)	(23.4)	(3.1)	—
Gain on sale of investment in joint venture	—	—	—	6.3	—
Other income (expense), net	(0.8)	3.0	0.2	0.2	(0.5)
Income before provision for income taxes and equity income	75.9	85.6	49.5	51.4	47.6
Provision for income taxes	(17.3)	(33.9)	(16.7)	(15.9)	(16.6)
Income before equity income	58.6	51.7	32.8	35.5	31.0
Equity income, net of tax	—	—	—	0.3	1.1
Net income	58.6	51.7	32.8	35.8	32.1
Net income attributable to noncontrolling interest	(0.4)	(0.6)	(0.6)	(0.2)	(0.4)
Net income attributable to Global Brass and Copper Holdings, Inc.	$58.2	$51.1	$32.2	$35.6	$31.7
Per Share Data:
Cash dividends declared per common share (2)	$0.3000	$0.1950	$0.1500	$0.1500	$0.1500
Basic net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.66	$2.35	$1.50	$1.67	$1.50
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.61	$2.31	$1.49	$1.66	$1.49
Number of common shares used in basic per share calculations	21.9	21.7	21.4	21.3	21.2
Number of common shares used in diluted per share calculations	22.3	22.1	21.6	21.4	21.3
Balance Sheet Data:
Cash	$125.5	$59.0	$88.2	$83.5	$44.6
Total assets	691.0	652.2	578.6	557.2	566.3
Total debt (3)	310.3	314.0	316.0	343.1	371.4
Total liabilities	503.2	504.9	483.4	496.5	540.3
Total equity	187.8	147.3	95.2	60.7	26.0

(1)	Amounts exclude quantity of unprocessed metal sold.

(2)	In 2018, 2017, 2016, 2015 and 2014, we declared dividends of $6.7 million, $4.5 million, $3.3 million, $3.2 million and $3.2 million, respectively, to the Company’s stockholders.

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
We are a leading, value-added converter, fabricator, processor, and distributor of specialized non-ferrous products, including a wide range of sheet, strip, foil, rod, tube, and fabricated metal component products. While we primarily process copper and copper alloys, we also reroll and form certain other metals such as stainless steel, carbon steel, and aluminum. Using processed scrap, virgin metals, and other refined metals, we engage in metal melting and casting, rolling, drawing, extruding, welding and stamping to fabricate finished and semi-finished alloy products. Key attributes of copper and copper alloys are conductivity, corrosion resistance, strength, malleability, cosmetic appearance, and bactericidal properties.
Unlike traditional metals companies, particularly those that engage in mining, smelting, and refining activities, we are purely a metal converter, fabricator, processor, and distributor, and we do not attempt to generate profits from fluctuations in metal prices. Our financial performance is primarily driven by metal conversion economics, not by the underlying movements in the commodity price of copper and the other metals we use. Through our “balanced book” approach, we strive to match the timing, quantity, and price of our metal sales with the timing, quantity, and price of our replacement metal purchases. This practice, along with our toll processing operations and last-in, first-out (“LIFO”) inventory accounting methodology, substantially eliminates the financial impact of fluctuating metal commodity prices on our earnings and operating margins.
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
We service nearly 4,200 customers in 28 countries across four continents. We employ approximately 1,900 people and operate 16 manufacturing facilities and distribution centers across the United States (“U.S.”), Puerto Rico and Mexico.
We own 80% of a value-added service center in Guangzhou, China (“Olin Luotong Metals” or “OLM”); the other 20% is owned by Chinalco Luoyang Copper Co. Ltd. (“Chinalco”). Through Olin Luotong Metals, together with our sales offices in China and Singapore, we supply our products in China and throughout Southeast Asia.
Our Operating Segments
We operate through three reportable operating segments: Olin Brass, Chase Brass and A.J. Oster.
Our Olin Brass segment is the leading manufacturer, fabricator and converter of specialized copper and brass sheet, strip, foil, tube and fabricated components in North America. While primarily processing copper and copper alloys, the segment also rerolls and forms other metals such as stainless steel, carbon steel and aluminum. Olin Brass’s customers further process the rod into finished products that are sold into five primary markets: munitions, coinage, automotive, building and housing and electronics / electrical components. In 2018, Olin Brass shipped approximately 15% of its products to A.J. Oster.

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
A.J. Oster is a processor and distributor of copper and copper-alloy sheet, strip, and foil, aluminum sheet, and coated aluminum products. A.J. Oster operates eleven strategically located service centers in the U.S., Puerto Rico, and Mexico. Each A.J. Oster service center reliably provides products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, and special packaging, provide value to a broad customer base. A.J. Oster’s products are used in three primary markets: building and housing, automotive, and electronics / electrical components. In 2018, 51% of A.J. Oster’s brass and copper material requirements were supplied by our Olin Brass segment.
All three segments generate revenue from product sales and earn a premium margin over the cost of metal as a result of our metal conversion, value-added processing, and service capabilities.
Finally, we also have a Corporate entity which includes compensation for corporate executives, corporate office and administrative salaries, and professional fees for accounting, tax, and legal services. Corporate and other also includes interest expense and income, state and federal income taxes, certain overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions, unrealized gains and losses on hedging activities, and the elimination of intercompany sales and balances.
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
Recent Transactions
Purchases and Redemption of Senior Secured Notes
Prior to obtaining the Term Loan B Credit Agreement and the ABL Credit Agreement in 2016 (as defined below), our debt facilities consisted of our 9.50% senior secured notes (“Senior Secured Notes”) and a former asset-based loan facility (“Former ABL Facility”).
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
2017 and 2018 Refinancings
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (the “Amended Term Loan B Credit Agreement”), and on July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (the “Amended ABL Credit Agreement”). The most recent refinancing of the Term Loan B Facility reduced our interest rate spread by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. Amounts outstanding under the Term Loan B Facility now bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).
Interest Rate Swap Agreement
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBO Rate on $150.0 million of our floating rate LIBO Rate debt at 2.75%. At December 31, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 5.15%.
Acquisition
On November 1, 2017, A.J. Oster acquired certain assets and assumed certain liabilities of Unimet Metal Supply, Inc. and Alliance Service Centers, Inc. (together “Alumet”). Headquartered in Parsippany, New Jersey, Alumet is a non-ferrous metals service center that provides coated aluminum, aluminum, copper and brass sheet, and strip products to the building and housing and transportation markets through its cut to length, slitting, and coating capabilities. The acquisition of Alumet expands A.J. Oster’s geographic presence into the South and Southeast through Alumet’s facilities in Atlanta and Texas while also providing additional outlets for Alumet’s products through A.J. Oster’s facilities in Chicago and Mexico. The Alumet acquisition was part of our strategic efforts to profitably grow through acquisitions and expands our geographic presence in targeted regions, strengthens our position in the aluminum market, and enhances our position as a market leader in the non-ferrous metals distribution business.
We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC 805, Business Combinations. The results of operations of Alumet since November 1, 2017 have been included in the Consolidated Statement of Operations. We acquired the net assets of Alumet for approximately $41.7 million.
Share Repurchase Program
On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. We repurchased 400,000 shares of our common stock under the 2018 Share Repurchase Program during 2018 and have a remaining authorization of $22.4 million.

Key Business Principles Affecting Our Results of Operations
LIFO Accounting
The metals component of inventory that is valued on last-in, first-out (“LIFO”) basis comprises approximately 67% and 65% of total inventory at December 31, 2018 and 2017, respectively. The impact of LIFO accounting on our financial results may be significant with respect to period-to-period comparisons depending on the fluctuations in our inventory levels. During 2018, 2017 and 2016, certain domestic metal inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of this reduction increased cost of sales by $0.1 million, $1.0 million and $1.9 million in 2018, 2017 and 2016, respectively.
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
Shrinkage loss is the loss of metal that occurs naturally through the process of melting and casting metals. While the shrinkage loss rate is very low relative to the total volume of metal cast, the cost of the shrinkage loss and its impact on financial performance increases as metal prices increase.
Over the last three years, approximately 23% of our sales volumes were made on a toll basis where our customers supply us with the metal and we charge them a processing or conversion fee to melt the metal and convert it into a finished product. For metal processed on a non-toll basis, we procure and own the metal until we melt, convert, and sell it to the customer, whereby we charge them not only a conversion fee but also a metal replacement fee. For these non-toll sales, we use our balanced book approach, discussed below, to substantially reduce the impact of metal price movements on earnings and operating margins.
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

Balanced Book
The majority of our sales volume is from non-toll customers. To substantially reduce the financial impact of metal price volatility on earnings and operating margins on these non-toll sales, we use a balanced book approach to hedge the impact of metal price fluctuations. The balanced book approach minimizes the financial impact of metal price movements in the period between date of order and date of shipment by matching a) the timing, quantity and price of the metal cost recovery component of net sales made on a non-toll basis with b) the timing, quantity and price of the replacement metal purchases. For any non-toll sale, we seek to achieve our balanced book through one of the following three mechanisms:

•
“Price date of shipment” terms - meaning that the metal sale price to the customer and the purchase price for replacement metal from a supplier are set on the date of shipment. At the time we receive an order from a customer on price date of shipment terms, we place an order with a vendor on price date of shipment terms to correlate the price of the replacement metal with what we will sell to the customer. Thus, the customer bears the risk of metal price changes from the date of order to the date of shipment;

•
Firm pricing - meaning that the metal sale price to the customer is fixed on the order date and a matching replacement purchase from a supplier is made at a fixed price. At the time we receive an order from a customer, we give the customer a fixed metal price, and, shortly thereafter, we place an order with a vendor at a fixed price to lock in the price of the metal to replace what we will sell to the customer. Thus, the supplier bears the risk of metal price changes from the date of order to the date of shipment;

•
Financial derivatives - meaning we use financial derivatives when one of the other two mechanisms is unavailable. In this situation, we give the customer a fixed metal price at the time we receive the order, and, shortly thereafter, we (i) place a purchase order for scrap metal with a vendor on price date of shipment terms and (ii) enter into a financial derivative transaction in the form of a forward purchase contract to lock in the price of the metal to replace what we will sell to the customer. Typically, we will net settle this derivative and use the gain or loss on the derivative transaction to offset any loss or gain from the metal purchase transaction we entered into with our scrap vendor. Thus, the derivative counterparty bears the risk of metal price changes from the date of order to the date of shipment.

In 2018, approximately 50% of our non-toll sales volumes (39% of our total unit shipments) were conducted with price date of shipment terms. All other non-toll unit sales volumes were conducted with firm pricing or financial derivatives.
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
Building and Housing
According to our estimates, we expect U.S. housing starts and U.S. existing home sales to increase 1.8% and 2.4% annually, respectively, from 2018 through 2021.
Demand within this market is affected by new residential housing, existing home sales and commercial construction, all of which are significantly dependent on overall economic conditions. Particularly as it relates to Chase Brass, demand within this segment is affected by (i) increasing importation of parts that compete with those our customers manufacture from our brass rod and (ii) the offshoring of production by our customers to overseas, lower cost manufacturing environments.
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

Munitions
In 2014, our customers began destocking their munitions inventories and thus, Olin Brass’s munitions volumes decreased in 2015 as these efforts continued. In 2016, we saw improved volumes in this market, but again experienced a decline in munitions volumes in 2017 due to decreased demand after the 2016 U.S. Presidential election and a production outage at one of our main customer’s facilities. Volumes improved in 2018 compared to the prior year primarily due to the impact of the production outage in the prior year, but are still below 2016 levels. We expect volumes to return to a more normalized run rate in the longer run.
Automotive
The automotive market is dependent on the level of consumer spending on automobiles, which is significantly dependent on overall economic conditions, replacement needs, and the amount of electrical components contained within automobiles. According to our estimates, North American light vehicle production is expected to grow by 0.1% annually from 2018 through 2021.
We also believe demand for our sales to this segment has been affected by the ever increasing electronification of vehicles due to increased electrical connectors needed for computer technologies, such as navigation systems, electronic media, and wireless technologies, embedded within these vehicles. In addition, we believe demand will increase as internal combustible engines are replaced with power sourced or supplemented by battery and similar technologies.
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
Industrial Machinery and Equipment (“IM&E”)
Sales in this market primarily lie within Chase Brass. IM&E volumes decreased in both 2015 and 2016 as compared to each previous year due to softness in the oil and gas, metals and mining, and agricultural industries, as well as competition from imported parts. IM&E volumes in 2018 and 2017 were consistent with 2016 volumes.
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
Regarding demand for brass rod, some of our green products are marketed under the Eco Brass® tradename under an exclusive license in North America which expires May 16, 2019. We anticipate the expiration of this exclusive license may have a negative effect on our financial performance.

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
The following discussions present an analysis of certain US GAAP and non-GAAP measures for 2018, 2017, and 2016. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Net sales by customer arrangement
The following table breaks down our revenue by the type of arrangement with the customer:

	Year Ended December 31,
(in millions)	2018	2017	2016
Non-toll revenue	$1,709.8	$1,503.3	$1,332.2
Unprocessed metal sales	126.6	138.6	70.3
Toll processing revenue	16.7	15.9	12.3
Intersegment net sales elimination	(87.7)	(79.2)	(76.5)
Net sales	$1,765.4	$1,578.6	$1,338.3
Net sales and adjusted sales
Net sales is the most directly comparable US GAAP measure to adjusted sales, a non-GAAP revenue measure. We deduct the cost of our metal within cost of sales from net sales to arrive at adjusted sales. Metal cost reflects the cost of replacing metal sold to the customer, whereas adjusted sales is our internal measure of the value-added revenue generated from our operations. We use adjusted sales on a consolidated basis to monitor the revenues that are generated excluding the effects of fluctuations in commodity metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.

Net sales is reconciled to adjusted sales as follows:

	Year Ended December 31,			Change: 2018 vs. 2017		Change: 2017 vs. 2016
(in millions, except per pound values)	2018	2017	2016	Amount	Percent	Amount	Percent
Pounds shipped (a)	564.6	507.3	520.8	57.3	11.3%	(13.5)	(2.6)%
Net sales	$1,765.4	$1,578.6	$1,338.3	$186.8	11.8%	$240.3	18.0%
Metal component of net sales	(1,148.8)	(1,042.8)	(796.0)	(106.0)	10.2%	(246.8)	31.0%
Adjusted sales	$616.6	$535.8	$542.3	$80.8	15.1%	$(6.5)	(1.2)%

Net sales per pound	$3.13	$3.11	$2.57	$0.02	0.6%	$0.54	21.0%
less: Metal component of net sales per pound	2.04	2.05	1.53	(0.01)	(0.5)%	0.52	34.0%
Adjusted sales per pound	$1.09	$1.06	$1.04	$0.03	2.8%	$0.02	1.9%
Average copper price per pound (b)	$2.93	$2.80	$2.20	$0.13	4.6%	$0.60	27.3%
(a)Amounts exclude the quantity of unprocessed metal sold.
(b)Copper prices reported by the Commodity Exchange (“COMEX”).
2018 compared to 2017
Net sales increased by $186.8 million, or 11.8%, primarily due to our Alumet acquisition ($120.8 million), a $41.3 million increase in the cost of replacement metal stemming from increased metal prices, increased volumes ($14.5 million), and benefits from changes in sales mix and pricing ($10.2 million). Adjusted sales increased by $80.8 million, or 15.1%, primarily due to our acquisition of Alumet ($56.1 million), other organic volume increases, and favorable metal mix and metal sourcing.
2017 compared to 2016
Net sales increased by $240.3 million, or 18.0%, primarily as the result of a $246.8 million increase in the metal cost recovery component stemming from increased metal prices and greater sales of unprocessed metals (combined $263.3 million) and the Alumet acquisition, partially offset by decreased volumes ($52.6 million). Adjusted sales decreased by $6.5 million due to lower demand, largely in the munitions market, partially offset by an increase from Alumet.
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

Gross profit is reconciled to adjusted gross profit as follows:

	Year Ended December 31,			Amount change:
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total gross profit	$186.7	$184.2	$181.7	$2.5	$2.5
Unrealized (gain) loss on derivative contracts	2.8	0.8	(3.1)	2.0	3.9
LIFO liquidation loss (gain)	0.1	1.0	1.9	(0.9)	(0.9)
Lower of cost or market adjustment to inventory	2.9	(3.6)	(1.7)	6.5	(1.9)
Share-based compensation expense	0.3	—	—	0.3	—
Restructuring and other business transformation charges	—	0.2	—	(0.2)	0.2
Inventory step-up costs from acquisition accounting	0.2	0.3	—	(0.1)	0.3
Depreciation expense	17.1	15.0	12.9	2.1	2.1
Adjusted gross profit	$210.1	$197.9	$191.7	$12.2	$6.2
2018 compared to 2017
Gross profit increased by $2.5 million (1.4%) due to an increase in adjusted gross profit, partially offset by an unfavorable lower of cost or market adjustment to inventory ($6.5 million), increased depreciation expense ($2.1 million), and an unfavorable unrealized (gain) loss on derivative contracts ($2.0 million). Adjusted gross profit increased by $12.2 million (6.2%) primarily due to the combination of the following:

•	the addition of Alumet ($14.5 million);

•	$7.8 million improvement from our metal pricing, sourcing, and blending initiatives;

•
the fact that 2017 includes $1.5 million more of costs associated with transitioning to a health savings account (“HSA”), increased cost of sales due to the reduction of inventories at Olin Brass and additional costs from the implementation of A.J. Oster’s fully integrated Enterprise Resource Planning (“ERP”) system;

•	the absence of a $3.5 million benefit recognized in the prior year resulting from the recovery of insurance proceeds related to our 2016 production outage;

•	increased conversion costs of $1.8 million stemming from operational inefficiencies that negatively impacted yields and productivity;

•	increased shrinkage costs as a result of higher metal prices; and

•	$0.4 million of expenses related to an environmental incident at an Olin Brass facility.
2017 compared to 2016
Gross profit increased by $2.5 million, or 1.4%, and benefited from a $1.9 million reduction in lower of cost or market charges, a $0.9 million favorable LIFO liquidation loss, and an increase in adjusted gross profit, partially offset by increased depreciation expense and unfavorable fluctuations in unrealized gains/losses on derivative contracts. Adjusted gross profit increased by $6.2 million (3.2%) due to the net result of four main factors; decreased volumes, the 2016 production outages at Olin Brass, increased shrinkage costs, and a few specific decisions discussed below.
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

In 2017, we also made certain specific decisions which increased costs and negatively impacted our gross profit by $1.8 million as compared to 2016. These relate to transitioning to a health savings account (“HSA”) medical program for our employees, reducing inventory levels at Olin Brass to generate increased cash flow without commensurate reductions in production overhead costs, and launching a fully integrated ERP system at A.J. Oster which led to increased consulting, freight, and other expenses.
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
Selling, general and administrative expenses is reconciled to adjusted selling, general and administrative expenses as follows:

	Year Ended December 31,			Amount change:
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total selling, general and administrative expenses	$92.7	$83.8	$82.8	$8.9	$1.0
Specified legal / professional expenses	(0.4)	(1.3)	(1.2)	0.9	(0.1)
Share-based compensation expense	(6.4)	(8.2)	(6.9)	1.8	(1.3)
Restructuring and other business transformation charges	—	(0.2)	—	0.2	(0.2)
Depreciation and amortization expense	(4.4)	(3.6)	(2.0)	(0.8)	(1.6)
Adjusted selling, general and administrative expenses	$81.5	$70.5	$72.7	$11.0	$(2.2)
2018 compared to 2017
Selling, general and administrative expenses increased by $8.9 million (10.6%) primarily due to an increase in adjusted selling, general and administrative expenses, partially offset by reduced expenses for share-based compensation awards and specified legal / professional services. Adjusted selling, general and administrative expenses increased $11.0 million due to the Alumet acquisition ($8.7 million), an increase in employee and employee related costs, and $0.3 million of costs incurred related to an environmental incident at an Olin Brass facility, partially offset by the fact that the prior year includes $0.9 million more of expenses associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system.
2017 compared to 2016
Selling, general and administrative expenses increased by $1.0 million (1.2%) and were unfavorably impacted by an increase in depreciation and share-based compensation expense and favorably impacted by the change in adjusted selling, general and administrative expenses which decreased by $2.2 million (3.0%). Adjusted selling, general and administrative expenses declined primarily due to lower outside services ($3.6 million) and lower employee and employee related costs ($2.0 million) largely relating to incentive compensation, partially offset by the combined costs of approximately $1.1 million associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of A.J. Oster’s ERP system. We have made significant progress in reducing professional fees for accounting, tax, legal and consulting services incurred in our early years as a public company and thus, in 2017, these costs are no longer an adjustment for purposes of calculating adjusted selling, general and administrative expenses. Specified legal / professional expenses in 2017 and after represent accounting, tax, legal, and consulting services related to merger and acquisition activity.

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

Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Year Ended December 31,			Amount change:
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net income attributable to Global Brass and Copper Holdings, Inc.	$58.2	$51.1	$32.2	$7.1	$18.9
Interest expense, net	16.8	17.6	26.2	(0.8)	(8.6)
Provision for income taxes	17.3	33.9	16.7	(16.6)	17.2
Depreciation expense	21.1	18.5	14.8	2.6	3.7
Amortization expense	0.4	0.1	0.1	0.3	—
Unrealized (gain) loss on derivative contracts	2.8	0.8	(3.1)	2.0	3.9
LIFO liquidation loss (gain)	0.1	1.0	1.9	(0.9)	(0.9)
Refinancing costs	1.6	0.9	23.4	0.7	(22.5)
Specified legal / professional expenses (a)	0.4	1.3	1.2	(0.9)	0.1
Lower of cost or market adjustment to inventory	2.9	(3.6)	(1.7)	6.5	(1.9)
Share-based compensation expense	6.7	8.2	6.9	(1.5)	1.3
Restructuring and other business transformation charges (b)	—	0.4	—	(0.4)	0.4
Inventory step-up costs from acquisition accounting	0.2	0.3	—	(0.1)	0.3
Adjusted EBITDA	$128.5	$130.5	$118.6	$(2.0)	$11.9

(a)
Represents selected professional fees for accounting, tax, legal, and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(b)	Restructuring and other business transformation charges in 2017 represent severance charges at Olin Brass.
2018 compared to 2017
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $7.1 million, or 13.9%, mainly due to the combination of the following:

•	a decrease in tax expense of $16.6 million;

•	$7.8 million improvement from our metal pricing, sourcing, and blending initiatives;

•	the Alumet acquisition ($4.7 million);

•
$2.4 million more of expenses recorded in the prior year for unusual costs associated with our transition to an HSA medical plan, increased cost of sales due to inventory reductions at Olin Brass, and costs incurred at A.J. Oster related to its ERP implementation;

•	favorable share based compensation expense of $1.5 million;

•	favorable specified legal / professional expenses of $0.9 million;

•	a favorable change in our LIFO liquidation loss (gain) of $0.9 million;

•	the absence of a $7.4 million benefit recorded in the prior year related to the recovery of insurance proceeds associated with our 2016 production outage;

•	an unfavorable change in our lower of cost or market adjustment to inventory of $6.5 million;

•	an unfavorable increase in employee and employee related costs;

•	an increase in depreciation expense of $2.6 million;

•	an unfavorable unrealized (gain) loss on derivative contracts of $2.0 million;

•	increased conversion costs of $1.8 million stemming from operational inefficiencies that negatively impacted yields and productivity;

•	increased shrinkage costs as a result of higher metal prices; and

•	costs incurred of $0.7 million associated with an environmental incident at an Olin Brass facility.

Adjusted EBITDA decreased by $2.0 million, or 1.5%, primarily due to the combination of the following:

•	$7.4 million of income related to insurance proceeds recorded in 2017 related to our 2016 production outage;

•	increased employee and employee related costs;

•	increased conversion costs of $1.8 million stemming from operational inefficiencies that negatively impacted yields and productivity;

•	increased shrinkage costs as a result of higher metal prices;

•	$0.7 million of costs associated with an environmental incident at an Olin Brass facility;

•	$7.8 million improvement from our metal pricing, sourcing, and blending initiatives;

•	the Alumet acquisition ($5.9 million); and

•	$2.4 million more of unusual costs in the prior year, as mentioned above.
2017 compared to 2016
Net income attributable to Global Brass and Copper Holdings, Inc. increased by $18.9 million, or 58.7%, mainly due to the decrease in refinancing costs and interest expense, as well as the $7.4 million of income resulting from the recovery of insurance proceeds, and the fact that the prior year includes the impact of the Olin Brass production outage. These favorable fluctuations were partially offset by unfavorable fluctuations in the provision for income taxes, unrealized gains / losses on derivative contracts and depreciation expense.
Adjusted EBITDA increased $11.9 million, or 10.0%, primarily due to $7.4 million of income resulting from an insurance recovery and the absence of costs related to the Olin Brass 2016 production outage, partially offset by the costs in 2017 related to transitioning to an HSA medical plan and the A.J. Oster ERP implementation. The negative effect of reduced volumes was partially offset by favorable customer pricing and reduced employee and related compensation costs, mostly related to incentive compensation.
Diluted earnings per common share and adjusted diluted earnings per common share
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share increased by $0.30 in 2018 and increased by $0.82 in 2017 as compared to the previous year for each, for the same reasons driving the fluctuations in net income. Our weighted average diluted common shares outstanding increased 0.9% in 2018 and 2.3% in 2017 due to the issuance and vesting of share based compensation awards partially offset by the repurchase of 400,000 shares of our common stock in 2018 under the 2018 Share Repurchase Program. The increase in weighted average diluted common shares outstanding decreased diluted net income per common share by $0.02 in 2018 and $0.06 in 2017.
Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share increased by $0.66 in 2018 and $0.10 in 2017 as compared to the previous year for each for the same reasons driving the fluctuations in adjusted EBITDA. Additionally, the increase in adjusted diluted earnings per share in 2018 included favorable fluctuations in the provision for income taxes and interest expense, net, while the 2017 increase included a favorable fluctuation in interest expense, net, offset by an unfavorable fluctuation in the provision for income taxes. The increase in weighted average diluted common shares outstanding decreased our adjusted diluted earnings per common share by $0.02 in 2018 and $0.05 in 2017.
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

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Year Ended December 31,			Amount change:
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$2.61	$2.31	$1.49	$0.30	$0.82
Unrealized (gain) loss on derivative contracts	0.13	0.03	(0.15)	0.10	0.18
Refinancing costs	0.07	0.04	1.08	0.03	(1.04)
Specified legal / professional expenses	0.02	0.06	0.06	(0.04)	—
Lower of cost or market adjustment to inventory	0.13	(0.16)	(0.08)	0.29	(0.08)
LIFO liquidation loss (gain)	—	0.04	0.09	(0.04)	(0.05)
Share-based compensation expense	0.30	0.37	0.32	(0.07)	0.05
Restructuring and other business transformation charges	—	0.02	—	(0.02)	0.02
Inventory step-up costs from acquisition accounting	0.01	0.01	—	—	0.01
Tax impact on above adjustments (a)	(0.15)	(0.26)	(0.45)	0.11	0.19
Adjusted diluted earnings per common share	$3.12	$2.46	$2.36	$0.66	$0.10
(a)    Calculated based on our effective tax rate plus specific tax items related to share-based compensation expense, including tax benefits related to the vesting of share awards and option exercises.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017.

	Year ended December 31,				Change: 2018 vs. 2017
(in millions)	2018	% of Net Sales	2017	% of Net Sales	Amount	Percent
Net sales	$1,765.4	100.0%	$1,578.6	100.0%	$186.8	11.8%
Cost of sales	(1,578.7)	89.4%	(1,394.4)	88.3%	(184.3)	13.2%
Gross profit	186.7	10.6%	184.2	11.7%	2.5	1.4%
Selling, general and administrative expenses	(92.7)	5.3%	(83.8)	5.3%	(8.9)	10.6%
Operating income	94.0	5.3%	100.4	6.4%	(6.4)	(6.4)%
Interest expense, net	(16.8)	1.0%	(17.6)	1.1%	0.8	(4.5)%
Loss on extinguishment of debt	(0.5)	—%	(0.2)	—%	(0.3)	150.0%
Other income (expense), net	(0.8)	—%	3.0	0.2%	(3.8)	(126.7)%
Income before provision for income taxes	75.9	4.3%	85.6	5.5%	(9.7)	(11.3)%
Provision for income taxes	(17.3)	1.0%	(33.9)	2.2%	16.6	(49.0)%
Net income	58.6	3.3%	51.7	3.3%	6.9	13.3%
Net income attributable to noncontrolling interest	(0.4)	—%	(0.6)	—%	0.2	(33.3)%
Net income attributable to Global Brass and Copper Holdings, Inc.	$58.2	3.3%	$51.1	3.3%	$7.1	13.9%
Adjusted EBITDA (a)	$128.5	7.3%	$130.5	8.3%	$(2.0)	(1.5)%
(a)See “Management’s View of Performance—Net income and adjusted EBITDA.”
The following discussions present an analysis of our results of operations for 2018 as compared to 2017. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Interest expense, net
Interest expense, net decreased by $0.8 million primarily due to increased interest income in 2018. Our average interest rate on our debt principal remained constant at 5.0%.
The following table summarizes the components of interest expense, net:

	Year Ended December 31,		Amount change:
(in millions)	2018	2017	2018 vs. 2017
Interest on principal	$16.1	$16.1	$—
Amortization of debt discount and issuance costs	1.2	1.3	(0.1)
Capitalized interest	(0.1)	(0.1)	—
Other borrowing costs (a)	0.8	0.8	—
Interest income	(1.2)	(0.5)	(0.7)
Total interest expense, net	$16.8	$17.6	$(0.8)
(a)Includes fees related to letters of credit and unused line of credit fees.

Other income (expense), net
Other income (expense), net was unfavorable by $3.8 million, due primarily to the $7.4 million recovery of insurance proceeds related to the temporary Olin Brass production outage in 2016, of which $3.9 million was recorded as other income in 2017. For additional information regarding these insurance recoveries, see Note 15, “Commitments and Contingencies.”
Provision for income taxes
The provision for income taxes decreased by $16.6 million, or 49.0%, due to a decrease in the statutory tax rate and changes in tax accounting methods reflected in our 2017 federal income tax return. The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 22.8% and 39.6% for 2018 and 2017, respectively. The decrease to the effective tax rate is driven by the lowering of the 2018 U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the “2017 Tax Act”) as well as changes in methods of tax accounting that the IRS approved in 2018 and that we reflected in our 2017 federal income tax return.  The effective tax rate for 2018 differs from the statutory rate of 21% primarily due to decreased deductions for state income taxes and the above mentioned tax accounting method changes.
For 2017, the effective tax rate differed from the statutory rate of 35% primarily due to the enactment of the 2017 Tax Act. The 2017 Tax Act made broad and complex changes to the U.S. tax code, which resulted in an increase in the provision for income taxes in 2017 of $7.3 million, an 860 basis point increase in our effective tax rate. This was partially offset by the adoption of ASU 2016-09 on January 1, 2017. As a result of adopting the new standard, we recorded a $2.7 million tax benefit related to the vesting of share awards and option exercises during 2017, reducing the effective tax rate by 321 basis points. For 2018, the benefit generated by ASU 2016-09 was offset by the new IRS code Section 162(m) rules passed under tax reform.

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017.

	Year Ended December 31,		Change: 2018 vs. 2017
(in millions)	2018	2017	Amount	Percent
Pounds shipped (a)
Olin Brass	255.9	245.5	10.4	4.2%
Chase Brass	212.4	218.5	(6.1)	(2.8)%
A.J. Oster	134.7	81.0	53.7	66.3%
Corporate and other (b)	(38.4)	(37.7)	(0.7)	(1.9)%
Total	564.6	507.3	57.3	11.3%
Net sales
Olin Brass	$767.3	$743.1	$24.2	3.3%
Chase Brass	612.1	591.1	21.0	3.6%
A.J. Oster	473.7	323.6	150.1	46.4%
Corporate and other (b)	(87.7)	(79.2)	(8.5)	(10.7)%
Total	$1,765.4	$1,578.6	$186.8	11.8%
Adjusted EBITDA
Olin Brass	$57.2	$51.2	$6.0	11.7%
Chase Brass	66.3	73.2	(6.9)	(9.4)%
A.J. Oster	23.1	14.8	8.3	56.1%
Total adjusted EBITDA of operating segments	146.6	139.2	7.4	5.3%
Corporate and other (c)	(18.1)	(8.7)	(9.4)	108.0%
Total consolidated adjusted EBITDA	$128.5	$130.5	$(2.0)	(1.5)%

(a)Amounts exclude the sales of unprocessed metal.
(b)Amounts represent intercompany eliminations.
(c)Includes a $7.4 million recovery of insurance proceeds in 2017 relating to a production outage in 2016.
See Note 5, “Segment Information,” of our consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2018 as compared to 2017. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales increased by $24.2 million primarily due to increased commodity prices ($13.0 million) and volumes ($27.1 million), partially offset by decreased sales of unprocessed metal ($15.9 million). Adjusted sales increased by ($15.9 million) due to increased volumes ($12.4 million) and favorable scrap spreads, better metal margins, and improved raw material sourcing. Volumes increased in the munitions and coinage markets.
Adjusted EBITDA increased by $6.0 million due to increased volumes ($4.6 million) and favorable scrap prices, better metal margins, and improved raw material sourcing. These were partially offset by unfavorable production costs, increased employee and employee related expenses, and $0.7 million of costs incurred related to an environmental incident at an Olin Brass facility

Chase Brass
Net sales increased by $21.0 million due to increased commodity prices ($36.4 million) and unprocessed metals sales ($0.8 million), partially offset by decreased volumes ($16.2 million). Volumes decreased in the building and housing and industrial machinery and equipment markets due to underlying demand from our customers who are seeing increased competition from parts imported into the U.S. and who are outsourcing production overseas.
Adjusted EBITDA decreased by $6.9 million predominantly due to decreased volumes ($2.6 million) and unfavorable production costs as a result of operational inefficiencies, partially offset by better metal margins and improved raw material sourcing.
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which reflects increases or decreases for each category for 2018 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	3.8	49.9	53.7
Net sales	$29.3	$120.8	$150.1
Adjusted EBITDA	$2.5	$5.8	$8.3
Regarding base operations, net sales increased by $29.3 million due to increased commodity prices ($13.5 million) and increased volumes ($15.8 million). Volumes increased in the automotive and electronics / electrical components markets as compared to 2017 when we had experienced difficulties stemming from our implementation of a new ERP system.
Adjusted EBITDA from base operations increased by $2.5 million due to favorable product mix and selling prices, increased volumes, and more costs incurred in the prior year associated with transitioning to the HSA medical plan and consulting fees associated with the implementation of a new ERP system, partially offset by unfavorable employee and employee related costs.

Results of Operations
Consolidated Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016.

	Year ended December 31,				Change: 2017 vs. 2016
(in millions)	2017	% of Net Sales	2016	% of Net Sales	Amount	Percent
Net sales	$1,578.6	100.0%	$1,338.3	100.0%	$240.3	18.0%
Cost of sales	(1,394.4)	88.3%	(1,156.6)	86.4%	(237.8)	20.6%
Gross profit	184.2	11.7%	181.7	13.6%	2.5	1.4%
Selling, general and administrative expenses	(83.8)	5.3%	(82.8)	6.2%	(1.0)	1.2%
Operating income	100.4	6.4%	98.9	7.4%	1.5	1.5%
Interest expense, net	(17.6)	1.1%	(26.2)	2.0%	8.6	(32.8)%
Loss on extinguishment of debt	(0.2)	—%	(23.4)	1.7%	23.2	(99.1)%
Other income (expense), net	3.0	0.2%	0.2	—%	2.8	N/M
Income before provision for income taxes	85.6	5.5%	49.5	3.7%	36.1	72.9%
Provision for income taxes	(33.9)	2.2%	(16.7)	1.2%	(17.2)	103.0%
Net income	51.7	3.3%	32.8	2.5%	18.9	57.6%
Net income attributable to noncontrolling interest	(0.6)	—%	(0.6)	—%	—	—%
Net income attributable to Global Brass and Copper Holdings, Inc.	$51.1	3.3%	$32.2	2.5%	$18.9	58.7%
Adjusted EBITDA (a)	$130.5	8.3%	$118.6	8.9%	$11.9	10.0%
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
Interest expense, net
Interest expense, net decreased by $8.6 million primarily due to lower average interest rates resulting from our July 2016 and July 2017 refinancings. Our average rate on our debt principal decreased from 7.5% to 5.0%. In addition, in 2017, we began investing our cash balances in marketable securities to generate interest income.
The following table summarizes the components of interest expense, net:

	Year Ended December 31,		Amount change:
(in millions)	2017	2016	2017 vs. 2016
Interest on principal	$16.1	$24.4	$(8.3)
Amortization of debt issuance costs	1.3	2.0	(0.7)
Capitalized interest	(0.1)	(1.1)	1.0
Other borrowing costs (a)	0.8	0.9	(0.1)
	(0.5)	—	(0.5)
Total interest expense, net	$17.6	$26.2	$(8.6)
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
Provision for income taxes
The provision for income taxes increased by $17.2 million, or 103.0%, due primarily to an increase in income before provision for income taxes, the components of which are discussed elsewhere in this report. The effective tax rate increased from 33.7% to 39.6% for the following reasons:

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

Segment Results of Operations
Segment Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

	Year Ended December 31,		Change: 2017 vs. 2016
(in millions)	2017	2016	Amount	Percent
Pounds shipped (a)
Olin Brass	245.5	260.5	(15.0)	(5.8)%
Chase Brass	218.5	222.7	(4.2)	(1.9)%
A.J. Oster	81.0	75.6	5.4	7.1%
Corporate and other (b)	(37.7)	(38.0)	0.3	0.8%
Total	507.3	520.8	(13.5)	(2.6)%
Net Sales
Olin Brass	$743.1	$629.4	$113.7	18.1%
Chase Brass	591.1	502.7	88.4	17.6%
A.J. Oster	323.6	282.7	40.9	14.5%
Corporate and other (b)	(79.2)	(76.5)	(2.7)	(3.5)%
Total	$1,578.6	$1,338.3	$240.3	18.0%
Adjusted EBITDA
Olin Brass	$51.2	$49.9	$1.3	2.6%
Chase Brass	73.2	68.0	5.2	7.6%
A.J. Oster	14.8	18.4	(3.6)	(19.6)%
Total adjusted EBITDA of operating segments	139.2	136.3	2.9	2.1%
Corporate and other (c)	(8.7)	(17.7)	9.0	(50.8)%
Total consolidated adjusted EBITDA	$130.5	$118.6	$11.9	10.0%
(a)Amounts exclude quantity of unprocessed metal sold.
(b)Amounts represent intercompany eliminations.
(c)Includes a $7.4 million recovery of insurance proceeds in 2017 relating to a production outage in 2016.
See Note 5, “Segment Information,” of our consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.
The following discussions present an analysis of our results by segment for 2017 as compared to 2016. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Olin Brass
Net sales increased by $113.7 million primarily as a result of an increase in the metal cost recovery component ($131.0 million) stemming from increased metal prices along with increased sales of unprocessed metal ($145.7 million), partially offset by decreased volumes ($32.5 million). Adjusted sales decreased by $17.3 million due to decreased volumes ($17.8 million). Volumes decreased in the munitions market due to decreased demand and a production outage at a significant munitions customer’s facilities.
Adjusted EBITDA increased by $1.3 million, primarily due to the combination of the following:

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

Chase Brass
Net sales increased by $88.4 million as increased prices ($98.0 million) were partially offset by decreased volumes ($9.6 million). Volumes decreased in the building and housing, distributor and transportation markets due to underlying demand from our customers.
Adjusted EBITDA increased by $5.2 million as increased pricing on metal conversion activities were partially offset by decreased volumes and increased costs of conversion activities.
A.J. Oster
We experienced fluctuations in our performance due to both base operations and the acquisition of Alumet as shown in the following table, which reflects increases or decreases for each category for 2017 over prior year amounts:

(in millions)	Base	Acquisition	Total
Pounds shipped	(2.9)	8.3	5.4
Net sales	$21.9	$19.0	$40.9
Adjusted EBITDA	$(4.7)	$1.1	$(3.6)
On November 1, 2017, we completed the Alumet acquisition and the activity in the above table shows the impact of this acquisition on our performance. Note that the volume impact occurred mostly in the building and housing market due to their sales of signage and roofing products.
Regarding our base activity, volumes decreased predominately in the automotive, stamping, distribution and building and housing markets, partially offset by increased volumes in the electronics / electrical components market due to underlying demand. In addition, volumes earlier in the year were hampered by the implementation of a new ERP system, which later led to a customer service issue at one of our facilities. Remediation of the customer service issue at the facility is underway and yielding improvement.
Regarding base operations, net sales increased by $21.9 million due to the combination of increased metal prices ($33.3 million) and lower volumes ($10.9 million). Adjusted EBITDA decreased by $4.7 million due to the impact of decreased volumes, unfavorable conversion costs, and costs incurred early in 2017 as a result of transitioning to an HSA medical plan for our employees and implementing a new ERP system.
Changes in Financial Condition
The following discussions present an analysis of fluctuations in certain asset, liability and equity components of our consolidated balance sheet as of December 31, 2018 as compared to the amounts as of December 31, 2017. These discussions should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Cash and cash equivalents increased by $66.5 million. The financial impacts of this change to the periods covered by this report are provided in the consolidated statements of cash flows in our consolidated financial statements included elsewhere in this report.
Accounts receivable decreased by $32.2 million mostly due to decreased metal prices and the timing of toll sales.
Treasury stock increased by $16.0 million due to the repurchase of $12.6 million of our common stock on the open market under our share repurchase program and the purchase of $3.4 million of common stock from employees to satisfy tax withholding obligations under our stock compensation plans.

Liquidity and Capital Resources
Sources and Uses of Cash
Our primary uses of cash are to fund working capital, operating expenses, service our debt, make capital expenditures, facilitate stock compensation awards, pay dividends, repurchase our own stock, and execute strategic acquisitions. Historically, our primary sources of short-term liquidity and long-term liquidity have been cash flow from operations and borrowings under our ABL Facility.
At December 31, 2018, $9.1 million of our $125.5 million of cash and cash equivalents was held by our foreign subsidiaries. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility that matures on May 29, 2025 (the “Amended Term Loan B Credit Agreement”), and on July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (the “Amended ABL Credit Agreement,” together, the “Credit Agreements”), as further discussed in Note 10, “Financing.” The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.
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
On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), authorizing us to repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. We repurchased 400,000 shares of our common stock under the 2018 Share Repurchase Program during 2018. In addition to the 2018 Share Repurchase Program, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans.
Capital improvements and replacement costs account for the majority of our capital expenditures, which we expect to be relatively in line with our historical spend over the foreseeable future.
Cash Flows
The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for each of the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and should be read in conjunction with our consolidated statements of cash flows in our consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Year Ended December 31,			Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$122.1	$49.2	$96.0	$72.9	$(46.8)
Net cash used in investing activities	$(27.8)	$(64.6)	$(34.3)	$36.8	$(30.3)
Net cash used in financing activities	$(26.8)	$(13.8)	$(56.5)	$(13.0)	$42.7

Cash flows from operating activities
In 2018, net cash provided by operating activities increased by $72.9 million versus the prior year as changes in working capital resulted in decreased cash outflows in 2018 as compared to 2017. Accounts receivable, inventory, and accounts payable accounted for $57.4 million of the $72.9 million improvement in cash flows and benefited by approximately $16.5 million due to metal prices. Accounts receivable were also favorably impacted by the timing of toll sales and customer payments. Cash from operations also benefited from increased net income.
In 2017, net cash provided by operating activities decreased by $46.8 million versus the prior year as increased investments in working capital resulted in increased cash outflows in 2017. Net accounts receivable, accounts receivable less accounts payable, resulted in an estimated $34.4 million increase in cash outflows due to increased metal prices and the timing of vendor payments. Inventory resulted in an estimated $22.7 million increase in cash outflows due to increased inventory quantities as a result of timing of inventory purchases, partially offset by improved inventory turns. Increased net income and other adjustments thereto partially offset these unfavorable fluctuations.
Cash flows from investing activities
Net cash used in investing activities in 2018 decreased due to cash outflows in 2017 related to the Alumet acquisition completed on November 1, 2017. We made $0.4 million, $2.3 million and $9.6 million of capital expenditures in each of 2018, 2017, and 2016, respectively, on technology investments related to our new consolidation software system and upgraded ERP systems.
Cash flows from financing activities
Net cash used in financing activities increased by $13.0 million primarily due to a $10.9 million increase in cash outflows for share repurchases. Our Board of Directors authorized our 2018 Share Repurchase Program on July 31, 2018 and we repurchased 400,000 under this program in 2018. Additionally, cash outflows increased by $2.3 million due to an increase in our quarterly cash dividend from $0.06 per share to $0.09 per share on August 2, 2018.
Outstanding Indebtedness
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
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (the “Amended Term Loan B Credit Agreement”). The most recent refinancing reduced our interest rate spread by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).

In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At December 31, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 5.15%.
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
As of December 31, 2018, available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
As of December 31, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.

Contractual Obligations
The following table illustrates our contractual commitments as of December 31, 2018:

Contractual commitments
(in millions)	2019	2020	2021	2022	2023	Beyond	Total
Term Loan B—Principal (a)	$3.2	$3.2	$3.2	$3.2	$3.2	$296.8	$312.8
Term Loan B—Interest (b)	16.1	15.9	15.7	15.6	15.2	21.0	99.5
Capital Lease Obligation (c)	1.5	0.5	0.3	0.3	0.1	0.1	2.8
Purchase Obligations	181.5	—	—	—	—	—	181.5
IAM National Pension Fund	3.8	3.9	4.0	3.5	—	—	15.2
Leases	3.2	2.1	1.5	0.6	0.3	0.2	7.9
Total	$209.3	$25.6	$24.7	$23.2	$18.8	$318.1	$619.7

(a)
Represents quarterly payments required in connection with the Term Loan B Facility. As discussed in “Liquidity and Capital Resources—Outstanding Indebtedness,” we are also subject to excess cash flow sweep payments depending on the total net leverage ratio from time to time; however, it is not practicable to estimate these payments.

(b)
Assumes that interest will be paid on the Term Loan B Facility at the December 31, 2018 weighted average interest rate through the maturity of the interest rate swap agreement on May 31, 2023 and the December 31, 2018 prevailing Term Loan B interest rate from the maturity of the interest rate swap agreement through maturity of the Term Loan B Facility on May 29, 2025. Future interest rates may change and actual interest payments could differ from those disclosed in the table above.

(c)	Represents principal and interest portion of capital lease obligation.
We are obligated to make future payments under various contracts such as debt agreements, lease agreements and collective bargaining agreements. Operating lease obligations are payment obligations under leases classified as operating leases. Most leases are for a period of three years but some last up to five years and are primarily for vehicles and equipment used in our manufacturing and distribution operations. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us (i.e. non-cancelable) that specify all significant terms, including fixed or minimum quantities, fixed or variable prices and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices, or where pricing is dependent on prevailing COMEX or London Metal Exchange (“LME”) prices at the time of delivery, market metal prices as of December 31, 2018, as well as energy and utility prices. As a result of the variability in the pricing of many of our metal purchasing obligations, actual amounts may vary from the amounts shown above.
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
At December 31, 2018, we had a noncurrent liability for workers’ compensation of $9.4 million, but as we are unable to reasonably estimate the ultimate timing of settlement, it is not practical to present annual payment information.
At December 31, 2018, we had a liability for uncertain tax positions, including interest and penalties, of $26.4 million, but as we are unable to reasonably estimate the ultimate amount or timing of settlement or other resolution, it is not practical to present annual payment information.
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
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this report. On January 1, 2018, we changed how we recognize unprocessed metal sales to toll customers as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The financial impacts of this change to the periods covered by this report are provided in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this report.
Revenue Recognition
Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when performance obligations to our customers are satisfied. We recognize revenue upon transfer of control to our customers, which is generally the date the product is shipped. Estimates for rebates, returns and payment discounts are recognized in the period in which the corresponding revenue is recorded based on historical experience.
Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of material costs. The metals component of inventories that is valued on a LIFO basis comprised approximately 67% and 65% of total inventory at December 31, 2018 and 2017, respectively.
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
In accordance with ASC 820, we determine the fair value of derivative contracts using Level 2 inputs. As of December 31, 2018, we did not hold assets or liabilities requiring a Level 3 measurement, and there were no transfers between the hierarchy levels during 2018 or 2017. We include the fair value of our interest rate swap agreement and commodity derivative contracts as assets or liabilities in our consolidated balance sheet.
We use hedge accounting for our interest rate swap agreement that we entered into in May 2018. We do not use hedge accounting for our commodity derivative contracts. For our interest rate swap agreement, the change in fair value is recorded to accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. For our commodity derivative contracts, all gains and losses are recorded as cost of sales in the consolidated statements of operations as these contracts are marked to market each period.
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
There is a slight decrease in our net sales in each fourth quarter as a result of a decrease in demand due to customer shutdowns for the holidays and year-end maintenance of plants and inventory by customers. We also typically experience slight working capital increases in the first quarter as operations start up again and as we prepare for increased sales to our building and housing customers, who typically have increased seasonal needs in the first half of the year. We do not foresee these seasonality trends to change materially.

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
We do not use derivative instruments for trading or speculative purposes. We use hedge accounting for our interest rate swap agreement that we entered into in May 2018, but we do not apply hedge accounting to our commodity derivative contracts. We manage credit risk associated with derivative contracts by executing derivative instruments with counterparties that we believe are credit-worthy.
The following tables set forth the impact of a 10% price change on our commodity hedging positions as of December 31, 2018 and December 31, 2017, respectively.

(in millions)
December 31, 2018	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$27.9	$27.0	$(0.9)	$2.7
Energy and utilities	3.0	2.8	(0.2)	0.3
Totals	$30.9	$29.8	$(1.1)	$3.0

December 31, 2017	Notional value	Fair value	Unrealized (losses) gains	Impact of 10% price change on fair value
Metals	$12.8	$14.9	$2.1	$1.5
Energy and utilities	3.8	3.4	(0.4)	0.3
Totals	$16.6	$18.3	$1.7	$1.8
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
Interest Rates
We are exposed to volatility in interest rates and expense under the terms of our credit agreements. Interest rates under the ABL Facility and the Term Loan B Facility are comprised of a base rate and margin. The ABL Facility and the Term Loan B Facility provide the option of a LIBOR or alternate base rate (as defined in the agreements governing the credit facilities) and the Term Loan B Facility rate is subject to a total net leverage ratio pricing grid set forth in the agreement governing the Term Loan B Facility. In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. We had no amounts outstanding under the ABL Facility during 2018; however, an increase of 1% in the interest rates on the variable portion of our Term Loan B Facility that was not covered by the interest rate swap agreement would have increased our 2018 debt service requirements by approximately $2.0 million.

Foreign Exchange
We have international operations that accounted for approximately 5% of our net sales in 2018. The functional currency of our operating subsidiaries is the related local currency, and the currency effects of translating the financial statements are included in accumulated other comprehensive income and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. During 2018, the fluctuation of the U.S. dollar against other currencies resulted in an unrealized currency translation loss that decreased our equity by $1.8 million. Gains or losses from currency translation primarily relate to our operations in China (Olin Luotong Metals) and Mexico (A.J. Oster Mexico).
We also have exposure to foreign exchange risk on transactions that can potentially be denominated in foreign currencies other than the U.S. dollar. As our results of operations historically have not been materially affected by foreign currency transaction gains and losses, we do not attempt to hedge foreign currency exposure in a manner that would eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international business to the U.S. dollar for purposes of consolidating our financial results, or other foreign currency net asset positions. During 2018, foreign currency transaction gains and losses resulted in a reduction of income before provision for income taxes of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Brass and Copper Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Global Brass and Copper Holdings, Inc. and its subsidiaries as of December 31, 2018 and December 31, 2017 and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes for each of the three years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

We have served as the Company’s auditor since 2008.

Global Brass and Copper Holdings, Inc.
Consolidated Balance Sheets

	As of
(in millions, except share and par value data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$125.5	$59.0
Accounts receivable (net of allowance of $1.3 and $1.0 at December 31, 2018 and December 31, 2017, respectively)	165.6	197.8
Inventories	218.2	208.1
Prepaid expenses and other current assets	8.5	11.7
Income tax receivable	2.8	3.6
Total current assets	520.6	480.2
Property, plant and equipment, net	147.8	142.9
Goodwill	4.4	4.5
Intangible assets, net	1.6	2.0
Deferred income taxes	11.3	16.1
Other noncurrent assets	5.3	6.5
Total assets	$691.0	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$4.6	$5.0
Accounts payable	114.1	117.1
Accrued liabilities	40.2	36.0
Accrued interest	0.1	0.2
Income tax payable	—	0.5
Total current liabilities	159.0	158.8
Noncurrent portion of debt	305.7	309.0
Other noncurrent liabilities	38.5	37.1
Total liabilities	503.2	504.9
Commitments and contingencies (Note 15)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,541,310 and 22,133,764 shares issued at December 31, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	62.5	54.5
Retained earnings	148.8	97.3
Treasury stock - 743,057 and 226,576 shares at December 31, 2018 and December 31, 2017, respectively	(22.6)	(6.6)
Accumulated other comprehensive loss	(6.1)	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	182.8	142.5
Noncontrolling interest	5.0	4.8
Total equity	187.8	147.3
Total liabilities and equity	$691.0	$652.2
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net sales	$1,765.4	$1,578.6	$1,338.3
Cost of sales	(1,578.7)	(1,394.4)	(1,156.6)
Gross profit	186.7	184.2	181.7
Selling, general and administrative expenses	(92.7)	(83.8)	(82.8)
Operating income	94.0	100.4	98.9
Interest expense, net	(16.8)	(17.6)	(26.2)
Loss on extinguishment of debt	(0.5)	(0.2)	(23.4)
Other income (expense), net	(0.8)	3.0	0.2
Income before provision for income taxes	75.9	85.6	49.5
Provision for income taxes	(17.3)	(33.9)	(16.7)
Net income	58.6	51.7	32.8
Net income attributable to noncontrolling interest	(0.4)	(0.6)	(0.6)
Net income attributable to Global Brass and Copper Holdings, Inc.	$58.2	$51.1	$32.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$2.66	$2.35	$1.50
Diluted	$2.61	$2.31	$1.49
Weighted average common shares outstanding:
Basic	21.9	21.7	21.4
Diluted	22.3	22.1	21.6
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$58.6	$51.7	$32.8
Other comprehensive income (loss):
Derivatives:
Net derivative gain (loss) on hedge transactions	(2.0)	—	—
Income taxes on derivative transactions	0.5	—	—
Foreign currency translation:
Foreign currency translation adjustment	(1.8)	1.4	(2.8)
Income tax (expense) benefit on foreign currency translation adjustment	(0.1)	—	0.7
Comprehensive income	55.2	53.1	30.7
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.8)	(0.3)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$55.0	$52.3	$30.4
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Changes in Equity

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Share-based compensation	117,267	—	6.9	—	—	—	6.9	—	6.9
Exercise of stock options	41,066		0.5	—	—	—	0.5	—	0.5
Share repurchases	(32,420)	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Excess tax benefit on share-based compensation	—	—	0.7	—	—	—	0.7	—	0.7
Dividends declared ($0.15 per common share)	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	32.2	—	—	32.2	0.6	32.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1.8)	(1.8)	(0.3)	(2.1)
Balance at December 31, 2016	21,633,067	$0.2	$45.0	$51.2	$(1.5)	$(4.1)	$90.8	$4.4	$95.2
Share-based compensation	383,167	—	8.2	—	—	—	8.2	—	8.2
Exercise of stock options	38,381	—	0.8	—	—	—	0.8	—	0.8
Share repurchases	(147,427)	—	—	—	(5.1)	—	(5.1)	—	(5.1)
Adoption of ASU 2016-09	—	—	0.5	(0.5)	—	—	—	—	—
Dividends declared ($0.195 per common share)	—	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Net income			—	51.1		—	51.1	0.6	51.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	1.2	1.2	0.2	1.4
Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3
Share-based compensation	326,446	—	6.7	—	—	—	6.7	—	6.7
Exercise of stock options	81,100	—	1.3	—	—	—	1.3	—	1.3
Share repurchases	(516,481)	—	—	—	(16.0)	—	(16.0)	—	(16.0)
Dividends declared ($0.30 per common share)	—	—	—	(6.7)	—	—	(6.7)	—	(6.7)
Net income	—	—	—	58.2	—	—	58.2	0.4	58.6
Other comprehensive income (loss)	—	—	—	—	—	(3.2)	(3.2)	(0.2)	(3.4)
Balance at December 31, 2018	21,798,253	$0.2	$62.5	$148.8	$(22.6)	$(6.1)	$182.8	$5.0	$187.8
The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities
Net income	$58.6	$51.7	$32.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	2.9	(3.6)	(1.7)
Unrealized (gain) loss on derivatives	2.8	0.8	(3.1)
Depreciation	21.1	18.5	14.8
Amortization of intangible assets	0.4	0.1	0.1
Amortization of debt discount and issuance costs	1.2	1.3	2.0
Loss on extinguishment of debt	0.5	0.2	23.4
Uncertain tax positions	—	2.1	—
Share-based compensation expense	6.7	8.2	6.9
Provision for bad debts, net of reductions	0.8	0.1	(0.3)
Deferred income taxes	5.3	18.0	4.7
Loss on disposal of property, plant and equipment	0.3	—	0.1
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	31.6	(49.8)	(15.0)
Inventories	(13.3)	(9.7)	13.0
Prepaid expenses and other current assets	1.0	2.6	2.5
Accounts payable	(1.5)	18.9	18.5
Accrued liabilities	3.5	(10.1)	0.9
Accrued interest	(0.1)	—	(2.8)
Income taxes, net	0.1	0.9	(1.2)
Other, net	0.2	(1.0)	0.4
Net cash provided by (used in) operating activities	122.1	49.2	96.0
Cash flows from investing activities
Capital expenditures	(26.2)	(24.7)	(34.4)
Business acquisition	(1.7)	(40.0)	—
Proceeds from sale of property, plant and equipment	0.1	0.1	0.1
Net cash used in investing activities	(27.8)	(64.6)	(34.3)
Cash flows from financing activities
Borrowings on ABL Facility	0.9	0.8	1.2
Payments on ABL Facility	(0.9)	(0.8)	(1.2)
Retirement of Senior Secured Notes	—	—	(345.3)
Premium payment on extinguishment of debt	—	—	(17.0)
Payments of debt issuance costs	(0.4)	(0.2)	(5.4)
Proceeds from term loan, net of discount	25.4	8.7	316.8
Payments on term loan	(28.6)	(11.9)	(0.8)
Principal payments under capital lease obligation	(1.8)	(1.3)	(1.1)
Dividends paid	(6.7)	(4.4)	(3.2)
Distribution to noncontrolling interest owner	—	(0.4)	(0.2)
Proceeds from exercise of stock options	1.3	0.8	0.5
Share repurchases	(16.0)	(5.1)	(0.8)
Net cash used in financing activities	(26.8)	(13.8)	(56.5)
Effect of foreign currency exchange rates	(1.0)	—	(0.5)
Net increase (decrease) in cash	66.5	(29.2)	4.7
Cash and cash equivalents at beginning of period	59.0	88.2	83.5
Cash and cash equivalents at end of period	$125.5	$59.0	$88.2
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$4.4	$5.0	$4.1
Acquisition of equipment under capital lease obligation	$0.4	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amount capitalized	$16.9	$16.8	$27.0
Income taxes, net of refunds	$12.4	$12.6	$13.3
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
Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of our cash equivalents at December 31, 2018 approximates fair value.
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
Inventories
Inventories include costs attributable to direct labor and manufacturing overhead but are primarily comprised of metal costs. The metals component of inventory is valued on a last-in, first-out (“LIFO”) basis, and comprised approximately 67% and 65% of total inventory at December 31, 2018 and 2017, respectively. All other inventory components, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis. In addition to the cost of material, finished goods inventory includes costs for depreciation, utilities, consumable production supplies, maintenance, production wages and transportation.

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
We utilized the qualitative goodwill evaluation model for our annual goodwill impairment test conducted as of October 31, 2018. Based on the results of that qualitative assessment, we believe it was more likely than not that the fair value of the reporting units exceeded their carrying values as of October 31, 2018, indicating no impairment of goodwill.
Intangible Assets
We record finite-lived intangible assets at fair value under the purchase method of accounting and amortize them over their useful lives using the straight-line method. We record amortization expense related to intangible assets in selling, general and administrative expenses. We review identifiable finite-lived intangible assets for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. We do not have any indefinite-lived intangible assets as of December 31, 2018 or 2017. Accumulated amortization on intangible assets was $1.8 million and $1.4 million as of December 31, 2018 and 2017, respectively.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We expect to incur amortization expense related to intangible assets in subsequent years as follows:

(in millions)
Year	Amortization
2019	$0.4
2020	0.2
2021	0.1
2022	0.1
2023	0.1
Thereafter	0.7
$1.6
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
Derivative Contracts
Our operating activities expose us to a variety of market risks, including risks related to fluctuations in commodity prices, energy costs, foreign currency exchange rates, and interest rates. We monitor and manage these financial exposures as an integral part of our overall risk-management program. We do not enter into derivative contracts for speculation purposes where the objective is to generate profits. We use hedge accounting for our interest rate swap agreement that we entered into in May 2018. We did not apply hedge accounting to our commodity derivative contracts in 2018, 2017 or 2016. We include the fair value of our interest rate swap agreement and commodity derivative contracts as assets or liabilities in our consolidated balance sheet. For our interest rate swap agreement, the change in fair value is recorded to accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. For our commodity derivative contracts, we recognize all amounts paid and received and changes in fair value of the derivative contracts, including unrealized gains and losses, as adjustments to income in the accompanying consolidated statements of operations.
Treasury Stock
On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), authorizing us to repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. We repurchased 400,000 shares of our common stock under the 2018 Share Repurchase Program during 2018. In addition to the 2018 Share Repurchase Program, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans. Both the repurchased shares and shares bought from our employees are reflected at cost within treasury stock in the consolidated balance sheets.
Share-Based Compensation
We have one share-based compensation plan, which is described in Note 16, “Share-based Compensation.” Pursuant to this plan, we have granted non-qualified options, restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors. See Note 16, “Share-based Compensation” for further detail.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Revenue Recognition
Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when performance obligations to our customers are satisfied. We recognize revenue upon transfer of control to our customers, which is generally the date the product is shipped. See Note 3, “Revenue” for further detail.
Estimates for rebates, returns and payment discounts are recognized in the period in which the corresponding revenue is recorded based on contractual values or historical experience. Such rebates were not material for 2018, 2017, or 2016.
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
Concentrations of Credit Risk and Certain Other Exposures
We sell and distribute our products to a wide range of companies primarily in the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components and industrial machinery and equipment markets. We perform ongoing credit evaluations of our customers and generally do not require collateral. There was no customer that represented 10% or more of consolidated net sales in 2018, 2017, or 2016.
We use various strategies to minimize the impact of changes in the commodity metal prices between the date of order from a customer and the date of sale to a customer. Generally, we price a forward replacement purchase of an equivalent amount of copper and other metals under flexible pricing arrangements with our suppliers at the same time that we determine the forward selling price of finished products to our customers. We have various sources of raw materials and are not materially dependent on any one supplier.
As of December 31, 2018, approximately 54% of our employees at various sites were members of unions. Generally, our various agreements with unions in the United States have contractual terms which range from 3 to 5 years. Since our establishment in November 2007, we have not experienced any work stoppages at any of our facilities.
We are required to make contributions to the IAM National Pension Plan (“IAM Plan”), a multi-employer pension plan that covers certain of our union employees. Our obligations may be impacted by the plan’s funded status, investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given the facts that the IAM Plan is 92% funded, many other participating employers are much larger than us, and the large number of participating employers in the plan, we do not view this to be a significant risk.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of the accounting for share-based payment transactions, including income tax consequences, presentation of awards as either equity or liabilities, presentation in the statement of cash flows and accounting for forfeitures. The provisions of ASU 2016-09 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. As allowed under the new guidance, we have elected to change our accounting policy to now recognize forfeitures as they occur. As of January 1, 2017, the date we adopted this ASU, the $0.5 million cumulative effect of that change in accounting policy resulted in a decrease to retained earnings and increase to additional paid-in capital. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard and prospectively since the date we adopted this ASU, we are recording excess tax benefits and tax deficiencies as an income tax benefit or provision in the consolidated statements of operations. The guidance also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. We have elected to retrospectively adjust the cash flow classification, resulting in an increase of $0.7 million in cash from operating activities for the year ended December 31, 2016 with a corresponding decrease to cash from financing activities during this period.
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
We are in the process of evaluating our current lease portfolio. The impact of adoption will depend on our lease portfolio as of the adoption date and our accounting policy elections. For our operating leases, we expect to recognize approximately $7 million of operating lease right of use assets and approximately $7 million of operating lease liabilities in the consolidated balance sheet upon adoption.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. The following tables summarize the effects of adopting ASC Topic 606 on our prior period unaudited Consolidated Financial Statements:

Consolidated Balance Sheet (Unaudited)	December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	December 31, 2017 As Adjusted
(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$59.0	$—	$59.0
Accounts receivable (net of allowance of $1.0)	197.9	(0.1)	197.8
Inventories	208.1	—	208.1
Prepaid expenses and other current assets	33.3	(21.6)	11.7
Income tax receivable	3.6	—	3.6
Total current assets	501.9	(21.7)	480.2
Property, plant and equipment, net	142.9	—	142.9
Goodwill	4.5	—	4.5
Intangible assets, net	2.0	—	2.0
Deferred income taxes	16.1	—	16.1
Other noncurrent assets	6.5	—	6.5
Total assets	$673.9	$(21.7)	$652.2
Liabilities and equity
Current liabilities:
Current portion of debt	$5.0	$—	$5.0
Accounts payable	117.1	—	117.1
Accrued liabilities	57.9	(21.9)	36.0
Accrued interest	0.2	—	0.2
Income tax payable	0.5	—	0.5
Total current liabilities	180.7	(21.9)	158.8
Noncurrent portion of debt	309.0	—	309.0
Other noncurrent liabilities	37.1	—	37.1
Total liabilities	526.8	(21.9)	504.9
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - 22,133,764 shares issued	0.2	—	0.2
Additional paid-in capital	54.5	—	54.5
Retained earnings	97.1	0.2	97.3
Treasury stock - 226,576 shares	(6.6)	—	(6.6)
Accumulated other comprehensive loss	(2.9)	—	(2.9)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	142.3	0.2	142.5
Noncontrolling interest	4.8	—	4.8
Total equity	147.1	0.2	147.3
Total liabilities and equity	$673.9	$(21.7)	$652.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Consolidated Statement of Operations (Unaudited)	Year Ended December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2017 As Adjusted	Year Ended December 31, 2016 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2016 As Adjusted
(in millions, except per share data)
Net sales	$1,560.8	$17.8	$1,578.6	$1,338.5	$(0.2)	$1,338.3
Cost of sales	(1,376.8)	(17.6)	(1,394.4)	(1,156.9)	0.3	(1,156.6)
Gross profit	184.0	0.2	184.2	181.6	0.1	181.7
Selling, general and administrative expenses	(83.8)	—	(83.8)	(82.8)	—	(82.8)
Operating income	100.2	0.2	100.4	98.8	0.1	98.9
Interest expense	(17.6)	—	(17.6)	(26.2)	—	(26.2)
Loss on extinguishment of debt	(0.2)	—	(0.2)	(23.4)	—	(23.4)
Other income (expense), net	3.0	—	3.0	0.2	—	0.2
Income before provision for income taxes	85.4	0.2	85.6	49.4	0.1	49.5
Provision for income taxes	(33.9)	—	(33.9)	(16.6)	(0.1)	(16.7)
Net income	51.5	0.2	51.7	32.8	—	32.8
Net income attributable to noncontrolling interest	(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net income attributable to Global Brass and Copper Holdings, Inc.	$50.9	$0.2	$51.1	$32.2	$—	$32.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$2.35	$—	$2.35	$1.50	$—	$1.50
Diluted	$2.30	$0.01	$2.31	$1.49	$—	$1.49
Weighted average common shares outstanding:
Basic	21.7	—	21.7	21.4	—	21.4
Diluted	22.1	—	22.1	21.6	—	21.6

Consolidated Statement of Comprehensive Income (Unaudited)	Year Ended December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2017 As Adjusted	Year Ended December 31, 2016 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2016 As Adjusted
(in millions)
Net income	$51.5	$0.2	$51.7	$32.8	$—	$32.8
Other comprehensive income (loss):
Foreign currency translation adjustment	1.4	—	1.4	(2.8)	—	(2.8)
Income tax (expense) benefit on foreign currency translation adjustment	—	—	—	0.7	—	0.7
Comprehensive income	52.9	0.2	53.1	30.7	—	30.7
Comprehensive income attributable to noncontrolling interest	(0.8)	—	(0.8)	(0.3)	—	(0.3)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$52.1	$0.2	$52.3	$30.4	$—	$30.4

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Equity (Unaudited)
(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Global Brass and Copper Holdings, Inc. stockholders’ equity	Noncontrolling interest	Total equity
December 31, 2015 - as reported	21,507,154	$0.2	$36.9	$22.3	$(0.7)	$(2.3)	$56.4	$4.3	$60.7
Cumulative effect adjustment of ASC Topic 606 on January 1, 2016	—	—	—	—	—	—	—	—	—
December 31, 2015 - as adjusted	21,507,154	0.2	36.9	22.3	(0.7)	(2.3)	56.4	4.3	60.7
Year ended December 31, 2016 - as reported	125,913	—	8.1	28.9	(0.8)	(1.8)	34.4	0.1	34.5
Effect of the adoption of ASC Topic 606	—	—	—	—	—	—	—	—	—
December 31, 2016 - as adjusted	21,633,067	0.2	45.0	51.2	(1.5)	(4.1)	90.8	4.4	95.2
Year ended December 31, 2017 - as reported	274,121	—	9.5	45.9	(5.1)	1.2	51.5	0.4	51.9
Effect of the adoption of ASC Topic 606	—	—	—	0.2	—	—	0.2	—	0.2
December 31, 2017 - as adjusted	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows (Unaudited)	Year Ended December 31, 2017 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2017 As Adjusted	Year Ended December 31, 2016 As Reported	Effects of the Adoption of ASC Topic 606	Year Ended December 31, 2016 As Adjusted
(in millions)
Cash flows from operating activities
Net income	$51.5	$0.2	$51.7	$32.8	$—	$32.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(3.6)	—	(3.6)	(1.7)	—	(1.7)
Unrealized (gain) loss on derivatives	0.8	—	0.8	(3.1)	—	(3.1)
Depreciation	18.5	—	18.5	14.8	—	14.8
Amortization of intangible assets	0.1	—	0.1	0.1	—	0.1
Amortization of debt discount and issuance costs	1.3	—	1.3	2.0	—	2.0
Loss on extinguishment of debt	0.2	—	0.2	23.4	—	23.4
Uncertain tax positions	2.1	—	2.1	—	—	—
Share-based compensation expense	8.2	—	8.2	6.9	—	6.9
Provision for bad debts, net of reductions	0.1	—	0.1	(0.3)	—	(0.3)
Deferred income taxes	18.0	—	18.0	4.6	0.1	4.7
Loss on disposal of property, plant and equipment	—	—	—	0.1	—	0.1
Change in assets and liabilities:
Accounts receivable	(49.8)	—	(49.8)	(15.0)	—	(15.0)
Inventories	(9.7)	—	(9.7)	13.0	—	13.0
Prepaid expenses and other current assets	(15.0)	17.6	2.6	2.8	(0.3)	2.5
Accounts payable	18.9	—	18.9	18.5	—	18.5
Accrued liabilities	7.7	(17.8)	(10.1)	0.7	0.2	0.9
Accrued interest	—	—	—	(2.8)	—	(2.8)
Income taxes, net	0.9	—	0.9	(1.2)	—	(1.2)
Other, net	(1.0)	—	(1.0)	0.4	—	0.4
Net cash provided by (used in) operating activities	49.2	—	49.2	96.0	—	96.0
Cash flows from investing activities
Capital expenditures	(24.7)	—	(24.7)	(34.4)	—	(34.4)
Business acquisition	(40.0)	—	(40.0)	—	—	—
Proceeds from sale of property, plant and equipment	0.1	—	0.1	0.1	—	0.1
Net cash used in investing activities	(64.6)	—	(64.6)	(34.3)	—	(34.3)
Cash flows from financing activities
Borrowings on ABL Facility	0.8	—	0.8	1.2	—	1.2
Payments on ABL Facility	(0.8)	—	(0.8)	(1.2)	—	(1.2)
Retirement of Senior Secured Notes	—	—	—	(345.3)	—	(345.3)
Premium payment on extinguishment of debt	—	—	—	(17.0)	—	(17.0)
Payments of debt issuance costs	(0.2)	—	(0.2)	(5.4)	—	(5.4)
Proceeds from term loan, net of discount	8.7	—	8.7	316.8	—	316.8
Payments on term loan	(11.9)	—	(11.9)	(0.8)	—	(0.8)
Principal payments under capital lease obligation	(1.3)	—	(1.3)	(1.1)	—	(1.1)
Dividends paid	(4.4)	—	(4.4)	(3.2)	—	(3.2)
Distribution to noncontrolling interest owner	(0.4)	—	(0.4)	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.8	—	0.8	0.5	—	0.5
Share repurchases	(5.1)	—	(5.1)	(0.8)	—	(0.8)
Net cash used in financing activities	(13.8)	—	(13.8)	(56.5)	—	(56.5)
Effect of foreign currency exchange rates	—	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash	(29.2)	—	(29.2)	4.7	—	4.7
Cash and cash equivalents at beginning of period	88.2	—	88.2	83.5	—	83.5
Cash and cash equivalents at end of period	$59.0	$—	$59.0	$88.2	$—	$88.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

3. Revenue
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method. The adoption of ASC Topic 606 impacted the timing of recognition of revenue from unprocessed metal sales to toll customers. See Note 2, “Summary of Significant Accounting Policies,” for further discussion of the adoption including the impact on our 2017 and 2016 financial statements.
Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when performance obligations to our customers are satisfied. We recognize revenue upon transfer of control to our customers, which is generally the date the product is shipped. Estimates for rebates, returns and payment discounts are recognized in the period in which the corresponding revenue is recorded based on contractual values or historical experience. Our terms of shipping are generally FOB shipping point. We elect to account for the shipping costs incurred after transfer of control to the customer as fulfillment costs.
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
The following table presents our revenues disaggregated by market based on the customer’s primary market or the primary market for the shipped product:

	Year Ended December 31,
(in millions)	2018	2017	2016
Building and housing	$585.8	$494.0	$413.3
Automotive and transportation	339.1	309.4	274.1
Munitions	185.0	190.3	142.3
Coinage	168.3	155.6	131.6
Industrial machinery and equipment	146.4	140.3	118.2
Electronics / electrical components	146.0	135.5	126.4
Other	194.8	153.5	132.4
Net sales	$1,765.4	$1,578.6	$1,338.3
Generally, we bill customers when product is shipped in concurrence with revenue recognition. In some instances, we receive advance payment from customers prior to shipment and revenue recognition, at which time we record a liability for the advance payment. The expected duration from time of advance payment to time of shipment is less than one year. As of December 31, 2018, we had no advance payments in Accrued Liabilities. As of December 31, 2017, we had $0.4 million of advance payments in Accrued Liabilities. Revenue recognized in 2018 that was included in Accrued Liabilities at the beginning of the year was $0.4 million. There was no revenue recognized in 2017 or 2016 that was included in Accrued Liabilities at the beginning of the year.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

4. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$58.2	$51.1	$32.2
Denominator
Weighted-average common shares outstanding	21.9	21.7	21.4
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.4	0.4	0.2
Weighted-average common shares outstanding, assuming dilution	22.3	22.1	21.6

Anti-dilutive shares excluded from above	0.1	0.1	0.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$2.66	$2.35	$1.50
Diluted	$2.61	$2.31	$1.49
5. Segment Information
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
Corporate includes compensation for corporate executives, corporate office and administrative salaries, and professional fees for accounting, tax, and legal services. Corporate also includes interest expense and income, state and federal income taxes, certain overhead costs, share-based compensation expense, gains and losses associated with certain acquisitions and dispositions, unrealized gains and losses on hedging activities, and the elimination of intercompany sales and balances.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Below is a reconciliation of adjusted EBITDA of operating segments to income before provision for income taxes and equity income:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net Sales, External Customers
Olin Brass	$679.8	$664.1	$553.9
Chase Brass	612.1	591.0	501.7
A.J. Oster	473.5	323.5	282.7
Total net sales, external customers	$1,765.4	$1,578.6	$1,338.3
Intersegment Net Sales
Olin Brass	$87.5	$79.0	$75.5
Chase Brass	—	0.1	1.0
A.J. Oster	0.2	0.1	—
Total intersegment net sales	$87.7	$79.2	$76.5
Adjusted EBITDA
Olin Brass	$57.2	$51.2	$49.9
Chase Brass	66.3	73.2	68.0
A.J. Oster	23.1	14.8	18.4
Total adjusted EBITDA of operating segments	146.6	139.2	136.3
Corporate (a)	(18.1)	(8.7)	(17.7)
Depreciation expense	(21.1)	(18.5)	(14.8)
Amortization of intangible assets	(0.4)	(0.1)	(0.1)
Interest expense, net	(16.8)	(17.6)	(26.2)
Net income attributable to noncontrolling interest	0.4	0.6	0.6
Unrealized gain (loss) on derivative contracts (b)	(2.8)	(0.8)	3.1
LIFO liquidation (loss) gain (c)	(0.1)	(1.0)	(1.9)
Refinancing costs (d)	(1.6)	(0.9)	(23.4)
Specified legal / professional expenses (e)	(0.4)	(1.3)	(1.2)
Lower of cost or market adjustment to inventory (f)	(2.9)	3.6	1.7
Share-based compensation expense (g)	(6.7)	(8.2)	(6.9)
Restructuring and other business transformation charges (h)	—	(0.4)	—
Inventory step-up costs from acquisition accounting	(0.2)	(0.3)	—
Income before provision for income taxes	$75.9	$85.6	$49.5

(a)	2017 includes $7.4 million of insurance proceeds recoveries relating to a production outage in 2016.

(b)	Represents unrealized gains / losses on derivative contracts.

(c)	Calculated based on the difference between the base year LIFO carrying value and the metal prices prevailing in the market at the time of inventory depletion.

(d)	Represents the loss on extinguishment of debt and other expenses associated with our refinancing activities.

(e)
Represents selected professional fees for accounting, tax, legal, and consulting services for merger and acquisition activity or incurred as a public company that exceed our expected long-term requirements.

(f)	Represents the impact of lower of cost or market adjustments to domestic metal inventory. This impact is included in the Corporate entity results.

(g)	Represents compensation expense resulting from stock compensation awards to certain employees and our Board of Directors.

(h)	Restructuring and other business transformation charges in 2017 represent severance charges at Olin Brass.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31,
(in millions)	2018	2017	2016
Depreciation and amortization
Olin Brass	$11.4	$10.8	$9.2
Chase Brass	6.2	5.7	4.9
A.J. Oster	3.8	2.0	0.5
Corporate	0.1	0.1	0.3
Total depreciation and amortization	$21.5	$18.6	$14.9

LIFO liquidation (loss)/gain
Olin Brass	$(0.2)	$(1.0)	$(1.6)
Chase Brass	—	—	(0.3)
A.J. Oster	0.1	—	0.1
Corporate	—	—	(0.1)
Total LIFO liquidation (loss)/gain	$(0.1)	$(1.0)	$(1.9)

Interest expense, net
Olin Brass	$0.1	$0.3	$0.3
A.J. Oster	0.1	—	—
Corporate	16.6	17.3	25.9
Total interest expense, net	$16.8	$17.6	$26.2

Capital expenditures
Olin Brass	$12.3	$13.5	$15.1
Chase Brass	9.2	6.7	10.0
A.J. Oster	3.6	4.3	9.3
Corporate	1.1	0.2	—
Total capital expenditures	$26.2	$24.7	$34.4

	As of December 31,
(in millions)	2018	2017
Total Assets
Olin Brass	$242.0	$263.2
Chase Brass	134.4	142.9
A.J. Oster	178.3	171.9
Corporate	136.3	74.2
Total assets	$691.0	$652.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Summarized geographic information is shown in the following table. Net sales are attributed to individual countries based on the location from which the products are shipped.

	Year Ended December 31,
(in millions)	2018	2017	2016
Net sales:
United States	$1,680.6	$1,489.8	$1,261.4
Asia Pacific	40.7	44.0	37.1
Mexico	44.1	44.8	39.8
Total net sales	$1,765.4	$1,578.6	$1,338.3
Substantially all long-lived assets are maintained in the United States.
There was no customer that represented 10% or more of consolidated net sales in 2018, 2017, or 2016.
6. Inventories
Inventories were as follows:

	As of December 31,
(in millions)	2018	2017
Raw materials and supplies	$31.9	$23.2
Work-in-process	72.9	73.5
Finished goods	113.4	111.4
Total inventories	$218.2	$208.1
We recorded adjustments for certain domestic, non-copper metal inventory during 2018, 2017 and 2016 resulting from the fluctuations in market value of these metals. These adjustments increased cost of sales by $2.9 million in 2018 and decreased cost of sales by $3.6 million and $1.7 million in 2017 and 2016, respectively.
During 2018, 2017 and 2016, we reduced the quantity of certain domestic metal inventory, resulting in a liquidation of LIFO inventory layers. These reductions increased cost of sales by $0.1 million, $1.0 million and $1.9 million in 2018, 2017 and 2016, respectively.
Below is a summary of inventories valued at period-end market values compared to the as reported values.

	As of December 31,
(in millions)	2018	2017
Market value	$296.5	$329.1
As reported	218.2	208.1
Excess of market over reported value	$78.3	$121.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows:

	As of December 31,
(in millions)	2018	2017
Workers’ compensation plan deposits	$2.9	$3.8
Prepaid insurance	1.6	1.9
Derivative contract assets	—	2.0
Other	4.0	4.0
Total prepaid expenses and other current assets	$8.5	$11.7
8. Property, Plant and Equipment
Property, plant and equipment balances, including assets under capital lease, were as follows:

	As of December 31,		Useful Life (in years)
(in millions)	2018	2017
Land improvements	$4.4	$3.6	12 - 20
Buildings and building improvements	32.6	29.9	20 - 50
Machinery and equipment	195.2	175.3	3 - 12
Leasehold improvements	2.1	1.7
Construction-in-process	11.3	11.4
Gross property, plant and equipment	245.6	221.9
Accumulated depreciation	(97.8)	(79.0)
Property, plant and equipment, net	$147.8	$142.9
Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.
We capitalized interest relating to the construction of long-term assets in the amount of $0.1 million in 2018, $0.1 million in 2017 and $1.1 million in 2016.
As of December 31, 2018, assets recorded under capital lease obligations totaled $8.1 million and related accumulated depreciation totaled $6.0 million. As of December 31, 2017, assets recorded under capital lease obligations totaled $7.6 million and related accumulated depreciation totaled $4.3 million. Interest recorded on capital lease obligations is included in interest expense in the accompanying consolidated statements of operations.
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
(in millions)	2018	2017
Compensation and benefits	$23.4	$21.1
Workers’ compensation	2.7	2.9
Utilities	2.7	2.4
Professional fees	1.8	1.6
Taxes	1.2	1.4
Derivative contract liabilities	0.9	0.2
Other	7.5	6.4
Total accrued liabilities	$40.2	$36.0

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

10. Financing
Long-term debt consisted of the following:

	As of December 31,
(in millions)	2018	2017
Term Loan B Facility	$312.8	$316.0
Deferred financing fees and discount on debt	(5.1)	(5.9)
Obligations under capital lease	2.6	3.9
Total debt	310.3	314.0
Current portion of debt	(4.6)	(5.0)
Noncurrent portion of debt	$305.7	$309.0
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
On each of July 18, 2017 and May 29, 2018, we amended the credit agreement governing our Term Loan B Facility (the “Amended Term Loan B Credit Agreement”). The most recent refinancing reduced our interest rate spread by an additional 75 basis points, reduced the LIBO Rate floor from 1% to 0%, and extended the maturity date through May 29, 2025. Amounts outstanding under this facility now bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Amended Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Amended Term Loan B Credit Agreement).
In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At December 31, 2018, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 5.15%.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

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
As of December 31, 2018, available borrowings under the ABL Facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).
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
As of December 31, 2018, we were in compliance with all of the covenants relating to the Credit Agreements.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Capital Lease Obligations
Future minimum capital lease payments at December 31, 2018 are as follows:

(in millions)
2019	$1.5
2020	0.5
2021	0.3
2022	0.3
2023	0.1
Thereafter	0.1
Total	$2.8
Amount representing interest	(0.2)
Present value of minimum lease payments	$2.6
Current portion of capital lease obligations	(1.4)
Noncurrent portion of capital lease obligations	$1.2
11. Income Taxes
Income before provision for income taxes and equity income is comprised of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Domestic	$69.6	$77.4	$40.8
Foreign	6.3	8.2	8.7
Total	$75.9	$85.6	$49.5
The provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current tax provision
U.S. federal	$7.0	$11.2	$8.0
State and local	3.3	1.8	1.2
Foreign	1.7	2.9	2.8
Total current	12.0	15.9	12.0
Deferred tax provision
U.S. federal	3.9	16.7	4.1
State and local	1.3	1.6	0.8
Foreign	0.1	(0.3)	(0.2)
Total deferred	5.3	18.0	4.7
Total provision	$17.3	$33.9	$16.7

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The effective income tax rate differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax results primarily as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Statutory provision rate	21.0%	35.0%	35.0%
Permanent differences and other items
State tax provision	4.3%	2.6%	2.4%
Section 199 manufacturing credit	—%	(2.6)%	(2.0)%
Incremental tax effects of foreign earnings	0.7%	(0.4)%	(0.2)%
Valuation allowance	(0.8)%	—%	(2.0)%
Stock compensation	0.4%	(3.2)%	—%
Tax reform adjustment	—%	8.6%	—%
Return-to-provision adjustment	(2.5)%	0.6%	0.3%
Other	(0.3)%	(1.0)%	0.2%
Effective income tax rate	22.8%	39.6%	33.7%
Deferred tax assets and liabilities are comprised of the following:

	As of December 31,
(in millions)	2018	2017
Deferred tax assets
Inventory	$26.2	$27.9
Accounts receivable	1.0	1.4
UNICAP adjustment	2.0	1.9
Derivative contracts	1.5	0.3
Other	4.3	5.0
Valuation allowance	—	(0.6)
Total deferred tax assets, net of valuation allowance	$35.0	$35.9
Deferred tax liabilities
Fixed assets and intangibles	$21.0	$16.8
Accruals and other reserves	0.2	0.2
Investments in foreign entities	1.5	1.3
Financing fees	1.0	1.5
Total deferred tax liabilities	23.7	19.8
Net deferred tax asset	$11.3	$16.1
At December 31, 2018 and 2017, our deferred tax assets include $15.7 million and $16.5 million, respectively, related to the impact of the purchase price allocations to LIFO inventories for tax purposes on the bargain purchase gain on the original asset acquisition from Olin Corporation on November 19, 2007.
At December 31, 2018, we had a foreign tax credit carryforward of $0.8 million which can be utilized through 2027.
Deferred tax assets are recorded for the estimated future benefit of foreign tax credits and other temporary differences to the extent we believe these assets will be realized. A valuation allowance is recorded when we cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized. In 2017, we established a valuation allowance against our foreign tax credits of $0.6 million. In 2018, we released the $0.6 million valuation allowance on foreign tax credits based on new regulations and future projections.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We have established a deferred tax liability for foreign withholding and U.S. state income taxes of $1.5 million on earnings of foreign consolidated subsidiaries expected to be repatriated. We consider any excess of the amount for financial reporting over the tax basis of our investment in our foreign subsidiaries to be indefinitely reinvested. At this time, the determination of deferred tax liabilities on this amount is not practicable.
Uncertain Tax Positions
We are subject to income taxation in several jurisdictions around the world. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we believe we have adequately reserved for any potential tax exposures at December 31, 2018. Our U.S. federal returns for the period ended December 31, 2015 and all subsequent periods remain open for audit. The majority of state returns for the period ended December 31, 2014 and all subsequent periods remain open for audit.
At December 31, 2018 and 2017, we had $23.9 million and $25.2 million, respectively, of unrecognized tax benefits, of which $8.2 million and $8.5 million, respectively, would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. There was $2.5 million and $2.1 million of accrued interest and penalties as of December 31, 2018 and 2017, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $26.4 million and $27.3 million at December 31, 2018 and 2017, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.
A reconciliation of the summary of activity of our uncertain tax positions is summarized as follows:

(in millions)
Balance at January 1, 2017	$25.2
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2017	$25.2
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(1.3)
Reductions due to tax settlements	—
Reductions due to tax statute of limitations	—
Balance at December 31, 2018	$23.9
2017 Tax Act
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to: (1) lowering of the U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, (2) accelerated expensing of qualified capital investments for a specific period, and (3) transition from a worldwide to a territorial tax system which will require companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years.
The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. We utilized the approach outlined in SAB 118 to record provisional estimates for the Deemed Repatriation Transition Tax (the “Transition Tax”) in 2017.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The Transition Tax is a tax on certain previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $1.0 million, net of foreign tax credits, for the year ended December 31, 2017. After further analysis, we recognized an additional measurement-period adjustment of $0.1 million during 2018, resulting in a total Transition Tax obligation of $1.1 million.
The Act reduced the corporate tax rate to 21.0%, effective January 1, 2018. We were able to reasonably estimate a decrease to our deferred tax asset of $7.0 million for the year ended December 31, 2017. On the basis of tax accounting method changes made with the filing of the 2017 tax return, we recognized an additional return-to-provision adjustment of $(2.0) million during 2018, resulting in a decrease to our deferred tax assets of $5.0 million.
We must assess whether any Uncertain Tax Positions should be recorded as a result of the Tax Act. We have completed this assessment and did not record any Uncertain Tax Positions as a result of the Tax Act.
The Act also included changes to the foreign tax credit regulations, including the addition of new tax credit buckets for general, foreign branch, and Global Intangible Low Taxed Income (GILTI) tax credits. This included an opportunity to allocate past credit carry-forwards specifically to the foreign branch bucket. Based on the new regulations and future projections, we were able to release the valuation allowance of $0.6 million that was recorded on the books at December 31, 2017.
Beginning January 1, 2018, the Tax Reform Act amended certain aspects of Section 162(m) (Section 162(m) generally disallows a tax deduction for annual compensation paid to “covered employees” in excess of $1.0 million) including eliminating an exception to the deduction limited for “qualified performance-based compensation.” The deductibility of executive compensation, which has now been determined to be complete, resulted in recording an additional tax expense of $0.7 million.
We consider current earnings and the amount of previously taxed income (PTI), related to the deemed repatriated transition tax mentioned above, to not be permanently reinvested. As such, we have recorded a deferred tax liability for future taxes associated with a repatriation of those funds. Any outside basis difference related to our foreign investment above the PTI is treated as permanently reinvested.
The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.
We believe that our accounting for the income tax effects of the Act is complete as of December 31, 2018.
12. Employee Defined Contribution Plans and Multi-Employer Pension Plans
We have a retirement savings plan (the “401k Plan”) for all of our domestic subsidiaries under section 401(k) of the Internal Revenue Code that covers all U.S. salaried and most hourly employees. Participants may elect to defer a percentage of their compensation to the 401k Plan, subject to aggregate limits required by the Internal Revenue Code. The 401k Plan provides for discretionary matching contributions under certain circumstances, for employees based on location, pay status and membership in a collective bargaining unit. In addition, we provide a retirement contribution to certain employees based on location and age. We contributed $9.1 million, $8.7 million and $8.5 million to the 401k Plan in 2018, 2017 and 2016, respectively, which is recorded as compensation expense in the year incurred.
Bargaining unit employees in East Alton, IL and Alliance, OH participate in the IAM Pension Plan. The IAM Pension Plan is a multi-employer pension plan with negotiated fixed company costs per employee hour worked. The risks of participating in these multi-employer plans are different from single-employer plans, as we can be subject to additional risks if other employers do not meet their obligations. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. Given the facts that the IAM Pension Plan is 92% funded, many other participating employers are much larger than us, and the large number of participating employers in the plan, we do not view this to be a significant risk.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

We recorded expense for contributions to the IAM Pension Plan of $3.3 million, $3.4 million and $3.5 million in 2018, 2017 and 2016, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. Our participation in the IAM Pension Plan for the annual period ended December 31, 2018, is outlined in the table below. There have been no significant changes that affect the comparability of 2018 and 2017 contributions. The IAM Pension Plan’s year-end is December 31 and the plan reported $434.8 million and $413.7 million in employers’ contributions for 2017 and 2016, respectively.

Pension Fund	IAM National Pension Fund
EIN/ Pension Plan Number	51-6031295 / 002
Pension Protection Act Zone Status (2018 and 2017)*	Green Zone
FIP/RP Status Pending/Implemented	No
Company Contributions (FY 2018)	$3.3 million
Company Contributions (FY 2017)	$3.3 million
Surcharge Imposed	No
Expiration Date of Collective-Bargaining Agreement	November 6, 2022
* Plans in the green zone are at least 80 percent funded.
As of the date of this filing, Forms 5500 were not available for the plan year ended in 2018.
13. Derivative Contracts
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The following tables provide a summary of our outstanding derivative contracts:

	As of December 31,
	2018	2017
(in millions)	Net Notional Amount	Net Notional Amount
Cash flow hedge:
Interest rate swap	$150.0	$—
Commodity and energy derivative contracts:
Metal	27.9	12.8
Energy and utilities	3.0	3.8
Total	$180.9	$16.6

	As of December 31,
	2018	2017
(in millions)	Notional Position	Notional Position
Commodity and energy derivative contracts:
Notional amount - long	$67.4	$46.1
Notional amount - (short)	(36.5)	(29.5)
Net long / (short)	$30.9	$16.6
The fair values of derivative contracts in the consolidated balance sheets include the impact of netting derivative assets and liabilities when a legally enforceable master netting arrangement exists. The following tables summarize the gross amounts of open derivative contracts, the net amounts presented in the consolidated balance sheets, and the collateral deposited with counterparties:

	As of December 31, 2018
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Commodity and energy derivative contracts:
Metal	$3.3	$(3.3)	$—
Energy and utilities	0.1	(0.1)	—
Collateral on deposit	0.1	(0.1)	—
Total	$3.5	$(3.5)	$—

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

	As of December 31, 2018
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Cash flow hedge:
Interest rate swap	$2.0	$—	$2.0
Commodity and energy derivative contracts:
Metal	4.2	(3.4)	0.8
Energy and utilities	0.3	(0.1)	0.2
Total	$6.5	$(3.5)	$3.0
Consolidated balance sheet location:
Accrued liabilities			$0.9
Other noncurrent liabilities			$2.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Commodity and energy derivative contracts:
Metal	$5.3	$(3.2)	$2.1
Energy and utilities	—	—	—
Total	$5.3	$(3.2)	$2.1
Consolidated balance sheet location:
Prepaid expenses and other current assets			$2.0
Other noncurrent assets			$0.1

	As of December 31, 2017
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Commodity and energy derivative contracts:
Metal	$3.3	$(3.2)	$0.1
Energy and utilities	0.3	—	0.3
Total	$3.6	$(3.2)	$0.4
Consolidated balance sheet location:
Accrued liabilities			$0.2
Other noncurrent liabilities			$0.2

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

The following table summarizes the effects of derivative contracts in the consolidated statements of comprehensive income and the consolidated statements of operations:

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash flow hedge gains (losses) in other comprehensive income (loss) for:
Interest rate swap	$(2.0)	$—	$—
Commodity and energy derivative contracts (gains) losses in cost of sales for:
Metal	$0.3	$(4.0)	$(3.6)
Energy and utilities	(0.2)	0.6	(0.1)
Total commodity derivative contract (gains) losses in cost of sales	$0.1	$(3.4)	$(3.7)
As of December 31, 2018, we reported $1.5 million of cash flow hedge losses, net of tax, in accumulated other comprehensive income (loss) on the consolidated balance sheet. There were no cash flow hedge gains or losses reported in accumulated other comprehensive income (loss) on the consolidated balance sheet as of December 31, 2017.
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
As of December 31, 2018 and December 31, 2017, the fair value of our commodity derivative contracts was a net liability of $1.0 million and a net asset of $1.7 million, respectively. In accordance with ASC 820, our commodity derivative contracts are considered Level 2 fair value measurements as they consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates, and other factors. All of our derivative commodity contracts have a set term of 24 months or less.
As of December 31, 2018, the fair value of our interest rate swap was a liability of $2.0 million. The interest rate swap is measured using a valuation model with observable inputs from active markets and is a Level 2 fair value measurement.
We neither hold assets or liabilities requiring a Level 3 measurement nor have we had any transfers between the hierarchy levels during 2018 or 2017.
For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of December 31, 2018 and December 31, 2017, the fair value of our money market funds, which are presented in cash and cash equivalents, was $58.7 million and $17.1 million, respectively. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements.
Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of December 31, 2018, the fair value of our Term Loan B Facility approximated $304.2 million compared to a carrying value of $312.8 million. As of December 31, 2017, the fair value of our Term Loan B Facility approximated $318.7 million compared to a carrying value of $316.0 million. The fair value of the Term Loan B Facility was based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

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
Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, Olin Brass experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the U.S. EPA, the Connecticut DEEP, and remediation contractors responded immediately. We incurred approximately $0.7 million of expenses in 2018 associated with this incident. Although we reached a final settlement with the U.S. EPA which resulted in a $6,000 fine, we remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flow.
Insurance Recoveries
In May 2016, Olin Brass’ East Alton facility temporarily reduced production due to an equipment failure impacting an intermediate segment of the production process. The disruption resulted in a temporary reduction in customer shipments and in Olin Brass securing support via toll processing from other strip industry participants.
We sustained losses from this event. The equipment remained out of service for several weeks and resumed production in mid-June 2016. We are insured for property and business interruption losses related to these events subject to a deductible of up to $2.5 million per incident. We filed a claim with our insurance carrier to recover these losses. In 2017, we recorded total recoveries of $7.4 million related to the claim as a reduction to cost of goods sold of $3.5 million and an increase to other income of $3.9 million. All proceeds from the insurance recoveries were received as of December 31, 2017.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

Operating Leases
We have operating leases covering certain facilities and equipment under non-cancelable lease agreements. As of December 31, 2018, future minimum lease payments under non-cancelable leases in effect are as follows:

(in millions)	Payment
2019	$3.2
2020	2.1
2021	1.5
2022	0.6
2023	0.3
Thereafter	0.2
Total minimum lease payments	$7.9
Rental expense under all operating leases was approximately $4.5 million, $3.3 million and $3.2 million in 2018, 2017, and 2016, respectively, and is recorded in the accompanying consolidated statements of operations as cost of sales or selling, general and administrative costs depending on the nature and use of the underlying asset being leased.
16. Share-based Compensation
The Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan (“2013 Plan”) was adopted by the Board of Directors and approved by shareholders on April 10, 2013, and further amended and restated effective May 26, 2016. The 2013 Plan provides for an aggregate of 3,361,053 shares of our common stock to be available for awards in the form of options, restricted stock, restricted stock units, performance-based shares and other equity-based awards. Pursuant to the 2013 Plan, in 2018, 2017, and 2016, we granted restricted stock and performance-based shares to certain employees and members of our management and our Board of Directors, and in 2017 and 2016 we granted non-qualified options to certain employees. At December 31, 2018, 1,580,918 shares were available for future grant.
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

	2017	2016
Expected volatility	36%	41%
Risk-free interest rate	2.2%	1.6%
Dividend yield	0.4%	0.6%
Expected term	6.0 years	6.0 years
Because we have only been a public company since May 2013, there is limited historical data on the volatility of our common stock. As a result, the expected volatility of the 2017 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers and Company specific information. The expected volatility of the 2016 option grants was estimated based on the average volatility of the common stock of a group of our publicly traded peers. There were no options granted in 2018.

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
A summary of the stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	374,685	$13.90	8.5	$2.8
Granted	140,740	26.99
Exercised	(41,066)	12.92
Forfeited or expired	—	—
Outstanding at December 31, 2016	474,359	$17.87	8.1	$7.8
Granted	92,879	33.93
Exercised	(38,381)	19.51
Forfeited or expired	—	—
Outstanding at December 31, 2017	528,857	$20.57	7.4	$6.7
Granted	—	—
Exercised	(81,100)	17.09
Forfeited or expired	(19,374)	31.25
Outstanding at December 31, 2018	428,383	$20.74	6.4	$2.8
Options exercisable at December 31, 2018	341,993	$18.11	6.1	$2.8
The weighted-average grant date fair value of stock options granted during 2017 and 2016 was $12.38 and $10.53, respectively. The total intrinsic value of stock options exercised in 2018, 2017 and 2016 was $1.4 million, $0.7 million and $0.7 million, respectively.
As of December 31, 2018, we had $0.3 million of total unrecognized compensation expense related to stock option grants that will be recognized over the weighted average period of 1.0 year.
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

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of restricted stock activity under the 2013 Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock - December 31, 2015	203,258	$14.53
Granted	119,601	27.00
Vested	(118,097)	16.05
Forfeited	(7,438)	17.59
Nonvested restricted stock - December 31, 2016	197,324	$21.06
Granted	96,724	33.11
Vested	(117,852)	21.47
Forfeited	(5,416)	26.29
Nonvested restricted stock - December 31, 2017	170,780	$27.43
Granted	122,978	29.70
Vested	(125,410)	25.88
Forfeited	(17,871)	30.22
Nonvested restricted stock - December 31, 2018	150,477	$30.25
The total fair value of restricted stock that vested during 2018, 2017 and 2016 was $3.7 million, $3.9 million and $2.9 million, respectively.
At December 31, 2018, total unrecognized compensation cost related to nonvested restricted stock was $2.4 million and is expected to be recognized over a weighted average period of 1.5 years.
Performance Shares
Performance share awards are granted to certain employees and provide for the issuance of common stock if specified Company performance targets and market conditions are achieved. The number of common shares issued is dependent upon vesting and actual performance of the Company relative to the established targets.
The fair value of performance share awards granted is determined based on the market price of our common stock on the date of grant. Additionally, the awards include a market condition that must also be achieved in order to earn more than the performance shares granted; therefore, the fair value of any shares earned in excess of 100% was determined on the date of grant using a Monte Carlo simulation model. The expected volatility is based on the historical volatility of our stock price movements over the two years prior to the grant date. The risk-free interest rate is based on the U.S. Treasury Strips as of the grant date with a term measured to the end of the performance period. Specific to the estimated 2018, 2017, and 2016 performance shares earned in excess of 100%, the fair value and weighted-average inputs used were as follows:

	2018	2017	2016
Grant date fair value	$29.25	$33.92	$20.05
Expected volatility	35%	34%	30%
Risk-free interest rate	2.1%	1.1%	0.9%
Dividend yield	—%	—%	—%
The amount of compensation expense recognized for performance shares reflects our assessment of the probability that performance targets will be achieved. If the performance conditions of the performance awards are met, the performance shares granted in 2018, 2017, and 2016 will vest in two equal installments on the second and third anniversaries of the grant date. Performance shares that have not vested are generally subject to forfeiture if employment terminates, except under certain conditions. Cash dividends accrue on performance shares once the performance conditions have been met, but the dividends are forfeitable if the performance shares do not vest. We recognize compensation expense related to performance share grants using the graded-vesting method over the vesting periods.

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

A summary of the performance share award activity is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested performance shares - December 31, 2015	218,840	$13.67
Granted (a)	146,916	26.97
Earned (b)	205,833	5.54
Vested	(5,104)	11.00
Unearned or forfeited	(10,072)	16.58
Nonvested performance shares - December 31, 2016	556,413	$14.15
Granted (a)	98,518	33.92
Earned (b)	65,017	10.03
Vested	(291,859)	9.88
Unearned or forfeited	(12,719)	28.05
Nonvested performance shares - December 31, 2017	415,370	$20.76
Granted (a)	152,261	29.25
Earned	—	—
Vested	(221,339)	14.78
Unearned or forfeited	(82,793)	30.80
Nonvested performance shares - December 31, 2018	263,499	$27.54
(a)     Reflected at target levels.
(b)    Includes shares earned in excess of target from prior year grant.
The total fair value of performance shares that vested during 2018, 2017 and 2016 was $6.6 million, $9.9 million and $0.1 million, respectively.
At December 31, 2018, total unrecognized compensation cost related to the performance share awards granted of approximately $4.1 million is expected to be recognized over a weighted average period of 1.4 years.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense, reported as a component of selling, general, and administrative expense, related to our stock options, restricted stock and performance share awards:

	Year Ended December 31,
(in millions)	2018	2017	2016
Stock options	$0.5	$1.2	$1.3
Restricted stock	3.2	3.0	2.4
Performance shares	3.0	4.0	3.2
Total pre-tax share-based compensation expense	$6.7	$8.2	$6.9
Net tax benefit related to share-based compensation expense	$1.2	$3.2	$2.6
Tax benefits realized from the exercise of stock options and the vesting of restricted stock and performance shares were $2.9 million, $5.8 million and $1.6 million in 2018, 2017 and 2016, respectively.

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
We accounted for the Alumet acquisition as a business combination using the acquisition method in accordance with ASC 805, Business Combinations. The results of operations of Alumet have been included in the Consolidated Statement of Operations since November 1, 2017. Alumet net sales and net income from acquisition date on November 1, 2017 through December 31, 2017 were $19.0 million and $0.5 million, respectively.
We acquired certain assets and liabilities of Alumet for approximately $41.7 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)
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

	Year Ended December 31,
(in millions, except per share data)	2017	2016
Net sales:
As reported	$1,578.6	$1,338.3
Pro forma	1,709.7	1,466.4
Net income attributable to Global Brass and Copper Holdings, Inc.:
As reported	$51.1	$32.2
Pro forma	55.5	37.2
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Basic:
As reported	$2.35	$1.50
Pro forma	$2.55	$1.74
Net income attributable to Global Brass and Copper Holdings, Inc. per common share - Diluted:
As reported	$2.31	$1.49
Pro forma	$2.51	$1.72

Global Brass and Copper Holdings, Inc. Notes to Consolidated Financial Statements

18. Quarterly Financial Information (Unaudited)

	2018
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$471.8		$459.4		$429.9		$404.3
Gross profit	49.0	(a)	57.9	(a)	42.9	(a)	36.9	(a)
Income before provision for income taxes	21.2		29.1	(b)	16.8		8.8
Net income	15.9		21.1		14.9		6.7
Net income attributable to Global Brass and Copper Holdings, Inc.	15.8		21.0		14.8		6.6
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.72		$0.95		$0.67		$0.30
Diluted	$0.71		$0.94		$0.66		$0.29
	2017
(in millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$419.5		$374.8		$359.4		$424.9
Gross profit	50.6	(c)	44.2	(c)	43.6	(c)	45.8	(c)
Income before provision for income taxes	22.7		24.6		19.0	(d)	19.3
Net income	17.7		15.8		12.4		5.8
Net income attributable to Global Brass and Copper Holdings, Inc.	17.5		15.7		12.3		5.6
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.81		$0.72		$0.56		$0.26
Diluted	$0.79		$0.71		$0.56		$0.25

(a)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which increased gross profit by $0.9 million and $0.2 million in the first and second quarters, respectively, and decreased gross profit by $1.2 million and $2.8 million in the third and fourth quarters, respectively. Includes $0.1 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(b)	Includes $0.5 million loss from extinguishment of debt in the second quarter.

(c)
Includes lower of cost or market adjustments for certain domestic, non-copper metal inventory, which increased gross profit by $0.8 million, $0.7 million, and $2.8 million in the first, third, and fourth quarters, respectively, and decreased gross profit by $0.7 million in the second quarter. Includes $1.0 million loss from liquidation of LIFO inventory layers in the fourth quarter.

(d)	Includes $0.2 million loss from extinguishment of debt in the third quarter.
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
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on criteria in Internal Control -Integrated Framework issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Changes in internal controls
In the third quarter of 2018, we implemented a new consolidation software system, which required changes to certain of our business processes and internal controls over financial reporting. Although our internal control over financial reporting has been affected by the implementation of this system, we do not believe that the implementation of this system will have an adverse effect on our internal control over financial reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Information regarding our management and directors, included under the heading “Directors, Executive Officers and Corporate Governance,” is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Audit Committee
Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “Audit Committee” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Codes of Conduct
The Board has adopted a Code of Business Conduct and Ethics, which applies to all employees, including our executive officers (which includes our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer). Our Code of Business Conduct and Ethics can be found on our website at http://www.gbcholdings.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting Global Brass and Copper Holdings, Inc. at 475 N. Martingale Road, Suite 1200, Schaumburg, IL 60173, Attention: Investor Relations.
Item 11. Executive Compensation.
Information with respect to compensation of our executive officers and directors, included under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management, included under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018. Information with respect to securities authorized for issuance under equity compensation plans, included under the heading “Equity Compensation Plan Information Table” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence, included under the heading, “Certain Relationships and Related Party Transactions” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
Information with respect to principal accounting fees and services, included under the heading “Fees of Independent Accountants” in the Proxy Statement, is incorporated by reference herein from our 2019 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: the report of independent registered public accounting firm, financial statements and notes are contained in Item 8 of this Annual Report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits

Exhibit Number	Description
2.1*	Purchase Agreement, between Global Brass and Copper Acquisition Co. and Olin Corporation, dated as of October 15, 2007.

3.1****	Amended and Restated Certificate of Incorporation of Global Brass and Copper Holdings, Inc.

3.2*********	Amended and Restated Bylaws of Global Brass and Copper Holdings, Inc.

4.1****	Form of Certificate of Common Stock of Global Brass and Copper Holdings, Inc.

10.1***************	Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended and restated May 26, 2016.

10.2*	Severance Agreement, by and between John J. Wasz and Global Brass and Copper, Inc., dated August 31, 2011.

10.3******	Employment Agreement between Global Brass and Copper, Inc. and John J. Wasz, dated May 8, 2014.

10.4*******	Severance Agreement, by and between Robert T. Micchelli and Global Brass and Copper, Inc., dated March 17, 2014.

10.5***********	Severance Agreement, by and among Christopher J. Kodosky, Global Brass and Copper Holdings, Inc., and Global Brass and Copper, Inc., dated July 11, 2016.

10.6*	Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated July 29, 2011.

10.7**	Amendment No. 1 to Severance Agreement, by and between Devin K. Denner and Global Brass and Copper, Inc., dated February 9, 2012.

10.8**********	Severance Agreement, by and between Scott B. Hamilton and Global Brass and Copper, Inc., dated October 10, 2011.

10.9**********	Severance Agreement, by and between Kevin W. Bense and Global Brass and Copper, Inc., dated September 20, 2013.

10.10**********	Severance Agreement, by and between William G. Toler and Global Brass and Copper, Inc., dated September 9, 2013.

10.11**************	Agreement, Waiver and Release of Claims dated December 12, 2017 between the Company and Scott B. Hamilton.

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

Exhibit Number	Description
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

10.18****************
Amendment No. 2 to Term Loan Credit Agreement, dated May 29, 2018, among Global Brass and Copper, Inc., as Borrower, the other Loan Parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.19*************
Amendment No. 1 to ABL Credit Agreement, dated as of July 18, 2017, among the Company, Global Brass and Copper, Inc., as Borrower, the loan guarantors party thereto, the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.20*	Indenture of Lease, between The Lares Group II and A.J. Oster Company, dated March 1, 1995, as amended.

10.21************	Fourth Amendment to Lease between The Lares Group II and A.J. Oster Company, dated March 1, 2014.

10.22*	Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated February 1, 2009.

10.23************	First Amendment to Single Tenant Lease, between La Palmea Flex, L.P. and A.J. Oster West LLC, dated December 10, 2013.

10.24****	Form of Indemnity Agreement.

10.25*****	Investor Rights Agreement, dated as of May 29, 2013, by and between Global Brass and Copper Holdings, Inc. and Halkos Holdings, LLC.

^10.26********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

^10.27***********	Form of Performance Share Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan, as amended.

^10.28********	Form of Nonqualified Option Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

^10.29********	Form of Employee Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

^10.30********	Form of Director Restricted Stock Award Agreement under the Global Brass and Copper Holdings, Inc. 2013 Omnibus Equity Incentive Plan.

21.1	List of Subsidiaries of Global Brass and Copper Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1†	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with Amendment No. 1 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on January 6, 2012 and incorporated by reference herein.
**	Filed with Amendment No. 2 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on February 10, 2012 and incorporated by reference herein.
***	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 22, 2016 and incorporated by reference herein.
****	Filed with Amendment No. 6 to Form S-1 (No. 333-177594) of Global Brass and Copper Holdings, Inc. on May 8, 2013 and incorporated by reference herein.
*****	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 29, 2013 and incorporated by reference herein.
******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on May 14, 2014 and incorporated by reference herein.
*******	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 19, 2014 and incorporated by reference herein.
*********	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on March 10, 2015 and incorporated by reference herein.
**********	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 16, 2015 and incorporated by reference herein.
***********	Filed on Form 10-Q of Global Brass and Copper Holdings, Inc. on August 5, 2016 and incorporated by reference herein.
************	Filed on Form 10-K of Global Brass and Copper Holdings, Inc. on March 7, 2017 and incorporated by reference herein.
*************	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on July 18, 2017 and incorporated by reference herein.
**************	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on December 19, 2017 and incorporated by reference herein.
***************	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Global Brass and Copper Holdings, Inc. for its 2016 Annual Meeting of Stockholders filed on April 8, 2016.
****************	Filed on Form 10-Q of Global Brass and Copper Holdings, Inc. on August 3, 2018 and incorporated by reference herein.
^	Compensatory plan or arrangement
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
Christopher J. Kodosky
Chief Financial Officer
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Global Brass and Copper Holdings, Inc. and in the capacities indicated on February 28, 2019.

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