Form 10-Q
period 2019-03-31
GLOBAL BRASS & COPPER HOLDINGS, INC.
filed 2019-05-02
CIK 1533526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35938

GLOBAL BRASS AND COPPER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1826563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

475 N. Martingale Road Suite 1200 Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 240-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	BRSS	New York Stock Exchange

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

On April 25, 2019, there were 21,952,777 shares of common stock outstanding.

Global Brass and Copper Holdings, Inc.

Index

March 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Brass and Copper Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

	As of
(in millions, except share and par value data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$110.3	$125.5
Accounts receivable (net of allowance of $1.1 and $1.3 at March 31, 2019 and December 31, 2018, respectively)	208.8	165.6
Inventories	216.4	218.2
Prepaid expenses and other current assets	10.5	8.5
Income tax receivable	0.2	2.8
Total current assets	546.2	520.6
Property, plant and equipment	249.2	245.6
Less: Accumulated depreciation	(102.8)	(97.8)
Property, plant and equipment, net	146.4	147.8
Goodwill	4.4	4.4
Intangible assets, net	1.4	1.6
Deferred income taxes	10.9	11.3
Other noncurrent assets	11.6	5.3
Total assets	$720.9	$691.0
Liabilities and equity
Current liabilities:
Current portion of debt	$4.3	$4.6
Accounts payable	133.4	114.1
Accrued liabilities	26.6	40.2
Accrued interest	0.3	0.1
Income tax payable	2.5	-
Total current liabilities	167.1	159.0
Noncurrent portion of debt	305.0	305.7
Other noncurrent liabilities	44.3	38.5
Total liabilities	516.4	503.2
Commitments and Contingencies (Note 14)
Global Brass and Copper Holdings, Inc. stockholders’ equity:
Common stock - $0.01 par value; 80,000,000 shares authorized; 22,541,310 shares issued at March 31, 2019 and December 31, 2018	0.2	0.2
Additional paid-in capital	58.8	62.5
Retained earnings	164.8	148.8
Treasury stock - 588,533 and 743,057 shares at March 31, 2019 and December 31, 2018, respectively	(18.0)	(22.6)
Accumulated other comprehensive income (loss)	(6.5)	(6.1)
Total Global Brass and Copper Holdings, Inc. stockholders’ equity	199.3	182.8
Noncontrolling interest	5.2	5.0
Total equity	204.5	187.8
Total liabilities and equity	$720.9	$691.0

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net sales	$430.3	$471.8
Cost of sales	(377.7)	(422.8)
Gross profit	52.6	49.0
Selling, general and administrative expenses	(23.9)	(23.4)
Operating income	28.7	25.6
Interest expense, net	(4.0)	(4.3)
Other (expense) income, net	-	(0.1)
Income before provision for income taxes	24.7	21.2
Provision for income taxes	(6.7)	(5.3)
Net income	18.0	15.9
Net income attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.9	$15.8
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.83	$0.72
Diluted	$0.82	$0.71
Weighted average common shares outstanding:
Basic	21.7	21.9
Diluted	22.0	22.3

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$18.0	$15.9
Other comprehensive income (loss):
Cash flow hedge:
Unrealized gain (loss) on cash flow hedge	(1.6)	-
Income taxes on unrealized gain (loss) on cash flow hedge	0.4	-
Foreign currency translation:
Foreign currency translation adjustment	0.7	1.2
Income tax (expense) benefit on foreign currency translation adjustment	0.2	(0.3)
Comprehensive income	17.7	16.8
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income attributable to Global Brass and Copper Holdings, Inc.	$17.5	$16.6

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in millions, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Global Brass and Copper Holdings, Inc. stockholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	21,907,188	$0.2	$54.5	$97.3	$(6.6)	$(2.9)	$142.5	$4.8	$147.3
Share-based compensation	323,892	-	1.7	-	-	-	1.7	-	1.7
Exercise of stock options	43,974	-	0.7	-	-	-	0.7	-	0.7
Share repurchases	(114,627)	-	-	-	(3.4)	-	(3.4)	-	(3.4)
Dividends declared ($0.06 per common share)	-	-	-	(1.2)	-	-	(1.2)	-	(1.2)
Net income	-	-	-	15.8	-	-	15.8	0.1	15.9
Other comprehensive income (loss), net of tax	-	-	-	-	-	0.8	0.8	0.1	0.9
Balance at March 31, 2018	22,160,427	$0.2	$56.9	$111.9	$(10.0)	$(2.1)	$156.9	$5.0	$161.9

Balance at December 31, 2018	21,798,253	$0.2	$62.5	$148.8	$(22.6)	$(6.1)	$182.8	$5.0	$187.8
Share-based compensation	201,992	-	2.4	-	-	-	2.4	-	2.4
Shares reissued	-	-	(6.1)	-	6.1	-	-	-	-
Share repurchases	(47,468)	-	-	-	(1.5)	-	(1.5)	-	(1.5)
Dividends declared ($0.09 per common share)	-	-	-	(1.9)	-	-	(1.9)	-	(1.9)
Net income	-	-	-	17.9	-	-	17.9	0.1	18.0
Other comprehensive income (loss), net of tax	-	-	-	-	-	(0.4)	(0.4)	0.1	(0.3)
Balance at March 31, 2019	21,952,777	$0.2	$58.8	$164.8	$(18.0)	$(6.5)	$199.3	$5.2	$204.5

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities
Net income	$18.0	$15.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Lower of cost or market adjustment to inventory	(2.8)	(0.9)
Unrealized (gain) loss on derivatives	(3.3)	2.4
Depreciation	5.6	5.1
Amortization of intangible assets	0.1	0.1
Amortization of debt discount and issuance costs	0.3	0.3
Share-based compensation expense	2.4	1.7
Provision for bad debts, net of reductions	(0.1)	(0.1)
Deferred income taxes	0.8	0.9
Loss on disposal of property, plant and equipment	-	0.2
Change in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(42.9)	(12.5)
Inventories	4.9	(0.3)
Prepaid expenses and other current assets	0.4	0.6
Accounts payable	20.1	9.2
Accrued liabilities	(13.1)	(10.8)
Accrued interest	0.2	-
Income taxes, net	5.3	1.6
Other, net	0.4	0.3
Net cash provided by (used in) operating activities	(3.7)	13.7
Cash flows from investing activities
Capital expenditures	(6.9)	(7.5)
Business acquisition	-	(1.6)
Net cash used in investing activities	(6.9)	(9.1)
Cash flows from financing activities
Borrowings on ABL Facility	0.2	0.2
Payments on ABL Facility	(0.2)	(0.2)
Payments on term loan	(0.8)	(0.8)
Principal payments under finance lease obligation	(0.5)	(0.5)
Dividends paid	(2.0)	(1.4)
Proceeds from exercise of stock options	-	0.7
Share repurchases	(1.5)	(3.4)
Net cash used in financing activities	(4.8)	(5.4)
Effect of foreign currency exchange rates	0.2	(0.3)
Net increase (decrease) in cash	(15.2)	(1.1)
Cash and cash equivalents at beginning of period	125.5	59.0
Cash and cash equivalents at end of period	$110.3	$57.9
Noncash investing and financing activities
Purchases of property, plant and equipment not yet paid	$1.6	$3.4
Acquisition of equipment under finance lease obligation	$0.1	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Global Brass and Copper Holdings, Inc. (“Holdings,” “GBC,” the “Company,” “we,” “us,” or “our”) is operated and managed through three reportable segments: Olin Brass, Chase Brass, and A.J. Oster.

These unaudited consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and our majority-owned subsidiaries in which we have a controlling interest. All intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited, interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.

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

Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. On January 1, 2019, we changed how we recognize operating leases as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases. See Note 2, "Leases," for further detail. These interim, unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The provisions of ASU 2016-13 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are in the process of assessing the impact of the new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term of greater than 12 months.

We adopted the guidance in Topic 842 as of January 1, 2019, using the modified retrospective approach. Under this approach, the guidance is applied to existing leases as of the adoption date with a cumulative-effect adjustment at adoption and no adjustment to prior comparative periods. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Additionally, we implemented new processes and policies to ensure proper preparation of financial information upon adoption. The adoption of Topic 842 impacted our consolidated balance sheets, but did not impact our consolidated statements of operations or cash flows. The most significant change was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. Upon adoption, we recorded $7.1 million of right-of-use assets and $7.4 million of lease liabilities for operating leases. We did not have any cumulative-effect adjustments to record upon adoption.

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2.	Leases

We lease certain warehouse facilities, manufacturing facilities, office space, equipment, and vehicles. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception. For lease arrangements, we recognize right-of-use assets and lease liabilities on the balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. On our consolidated balance sheets, operating lease right-of-use assets are included in Other noncurrent assets and finance lease right-of-use assets are included in Property, plant and equipment, net.

Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. Some of our leases include renewal options that are exercisable at our sole discretion. Our lease terms include the renewal option period when it is reasonably certain that we will exercise that option. As the implicit rate for most of our operating leases is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For finance leases, we use the implicit rate in the lease in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We elected the option to not separate lease and non-lease components for all of our leases. Our lease agreements do not contain any significant variable lease payments, residual value guarantees, or restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

(in millions)	Classification	As of March 31, 2019
Assets
Operating lease assets	Other noncurrent assets (a)	$6.5
Finance lease assets	Property, plant and equipment, net (a)	1.7
Total lease assets		$8.2
Liabilities
Current
Operating	Accrued liabilities	$2.7
Finance	Current portion of debt	1.1
Noncurrent
Operating	Other noncurrent liabilities	4.2
Finance	Noncurrent portion of debt	1.1
Total lease liabilities		$9.1

(a) Operating and finance lease assets are recorded net of accumulated amortization of $0.6 million and $6.4 million, respectively, as of March 31, 2019.

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the components of lease expense:

(in millions)	Classification	Three Months Ended March 31, 2019
Operating lease expense	Cost of sales	$0.7
	Selling, general and administrative expenses	0.2
Total operating lease expense (a)		0.9

Finance lease expense
Amortization of right-of-use assets	Cost of sales	0.4
Interest on lease liabilities	Interest expense, net	0.1
Total finance lease expense		0.5
Total lease expense		$1.4

(a) Includes short-term lease expense and sublease income, which are not material.

Supplemental cash flow information related to leases was as follows:

(in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$0.9
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7.3
Finance leases	0.1

The following table sets for the weighted-average remaining lease terms and discount rates:

As of March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	3.1
Finance leases	3.0
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.4%

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Maturities of lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases	Total
2019 (excluding the three months ending March 31, 2019)	$2.4	$1.0	$3.4
2020	2.2	0.5	2.7
2021	1.6	0.4	2.0
2022	0.7	0.3	1.0
2023	0.4	0.1	0.5
Thereafter	0.2	0.1	0.3
Total lease payments	7.5	2.4	9.9
Less: Imputed interest	(0.6)	(0.2)	(0.8)
Present value of lease liabilities	$6.9	$2.2	$9.1

Future minimum lease payments for operating and finance leases as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Finance Leases	Total
2019	$3.2	$1.5	$4.7
2020	2.1	0.5	2.6
2021	1.5	0.3	1.8
2022	0.6	0.3	0.9
2023	0.3	0.1	0.4
Thereafter	0.2	0.1	0.3
Total lease payments	$7.9	$2.8	$10.7

3.	Revenue

The following table presents our revenue disaggregated by market based on the customer's primary market or the primary market for the shipped product:

	Three Months Ended March 31,
(in millions)	2019	2018
Building and housing	$140.1	$157.6
Automotive and transportation	74.5	88.9
Munitions	54.5	46.3
Coinage	47.3	45.2
Industrial machinery and equipment	36.2	40.9
Electronics / electrical components	32.2	39.1
Other	45.5	53.8
Net sales	$430.3	$471.8

4.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Numerator
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.9	$15.8
Denominator
Weighted-average common shares outstanding	21.7	21.9
Effect of potentially dilutive securities:
Stock options and nonvested share awards	0.3	0.4
Weighted-average common shares outstanding, assuming dilution	22.0	22.3

Anti-dilutive shares excluded from above	0.1	0.1
Net income attributable to Global Brass and Copper Holdings, Inc. per common share:
Basic	$0.83	$0.72
Diluted	$0.82	$0.71

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended March 31, 2019. Since inception of the 2018 Share Repurchase Program through March 31, 2019, we have repurchased 400,000 shares for $12.6 million and have a remaining authorization of $22.4 million as of March 31, 2019. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans.

5.	Segment Information

Our Chief Operating Decision Maker allocates resources and evaluates performance at the divisional level. As such, we have determined that we have three reportable segments: Olin Brass, Chase Brass, and A.J. Oster.

Olin Brass is a leading manufacturer, fabricator, and converter of non-ferrous products, including sheet, strip, foil, tube, and fabricated products. While primarily a processor of copper and copper alloys, Olin Brass also rerolls and forms other alloys such as stainless steel, carbon steel, and aluminum. Sheet and strip is generally manufactured from copper and copper-alloy scrap. Olin Brass’s products are sold primarily to customers in building and housing, munitions, automotive, coinage, and electronics / electrical components.

Chase Brass is a leading manufacturer of solid brass rod in North America. Chase Brass primarily manufactures solid rod in round and other shapes, ranging from 1/4 inch to 4.5 inches in diameter. The key attributes of brass rod include its machinability, corrosion resistance, and moderate strength, making it especially suitable for forging and machining for products such as valves and fittings. Brass rod is generally manufactured from copper or copper-alloy scrap. Chase Brass produces brass rod used in production applications for building and housing, transportation, electronics / electrical components, and industrial machinery and equipment customers.

A.J. Oster is a processor and distributor of copper and copper-alloy sheet, strip, and foil, aluminum sheet, and coated aluminum products. A.J. Oster operates eleven strategically located service centers in the U.S., Puerto Rico, and Mexico. Each A.J. Oster service center reliably provides products at quick lead-times in small quantities. These capabilities, combined with A.J. Oster’s operations of precision slitting, hot tinning, traverse winding, cutting, and special packaging, provide value to a broad customer base. A.J. Oster’s products are sold primarily to customers in building and housing, automotive, and electronics / electrical components industries.

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

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Below is a reconciliation of adjusted EBITDA of segments to income before provision for income taxes:

	Three Months Ended March 31,
(in millions)	2019	2018
Net Sales, External Customers
Olin Brass	$172.3	$178.7
Chase Brass	146.3	171.6
A.J. Oster	111.7	121.5
Total net sales, external customers	$430.3	$471.8
Intersegment Net Sales
Olin Brass	$36.0	$21.4
Chase Brass	-	-
A.J. Oster	0.1	-
Total intersegment net sales	$36.1	$21.4
Adjusted EBITDA
Olin Brass	$13.9	$14.0
Chase Brass	17.0	18.6
A.J. Oster	5.7	5.7
Total adjusted EBITDA of operating segments	36.6	38.3
Corporate	(7.1)	(6.0)
Depreciation expense	(5.6)	(5.1)
Amortization expense	(0.1)	(0.1)
Interest expense, net	(4.0)	(4.3)
Net income attributable to noncontrolling interest	0.1	0.1
Unrealized (loss) gain on derivative contracts (a)	3.3	(2.4)
Specified legal / professional expenses (b)	(1.3)	-
Lower of cost or market adjustment to inventory (c)	2.8	0.9
Step-up costs from acquisition accounting	-	(0.2)
Income before provision for income taxes	$24.7	$21.2

(a)	Represents unrealized gains / losses on derivative contracts.
(b)	Represents selected professional fees for accounting, tax, legal and consulting services for merger and acquisition activity.
(c)	Represents the impact of lower of cost or market adjustments to domestic metal inventory.

6.	Inventories

Inventories were as follows:

	As of
(in millions)	March 31, 2019	December 31, 2018
Raw materials and supplies	$25.5	$31.9
Work-in-process	70.9	72.9
Finished goods	120.0	113.4
Total inventories	$216.4	$218.2

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Inventories include costs attributable to direct labor and manufacturing overhead, but are primarily comprised of metal costs. The metals component of inventories that is valued on a LIFO basis comprised 63% and 67% of total inventory at March 31, 2019 and December 31, 2018, respectively. Other manufactured inventories, including the direct labor and manufacturing overhead components and certain non-U.S. inventories, are valued on a first-in, first-out (“FIFO”) basis.

During the three months ended March 31, 2019 and 2018, we recorded adjustments for certain domestic metal inventory from the fluctuations in market value of these metals. For the three months ended March 31, 2019 and 2018, these adjustments decreased cost of sales by $2.8 million and $0.9 million, respectively.

Below is a summary of inventories valued at period-end market values compared to the as reported values:

	As of
(in millions)	March 31, 2019	December 31, 2018
Market value	$312.3	$296.5
As reported	216.4	218.2
Excess of market over reported value	$95.9	$78.3

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows:

	As of
(in millions)	March 31, 2019	December 31, 2018
Workers’ compensation plan deposits	$2.3	$2.9
Derivative contract assets	1.9	-
Prepaid insurance	1.0	1.6
Other	5.3	4.0
Total prepaid expenses and other current assets	$10.5	$8.5

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
(in millions)	March 31, 2019	December 31, 2018
Compensation and benefits	$11.1	$23.4
Workers’ compensation	2.8	2.7
Operating lease liabilities	2.7	-
Utilities	2.6	2.7
Professional fees	2.1	1.8
Taxes	1.2	1.2
Derivative contract liabilities	-	0.9
Other	4.1	7.5
Total accrued liabilities	$26.6	$40.2

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9.	Financing

Long-term debt consisted of the following:

	As of
(in millions)	March 31, 2019	December 31, 2018
Term Loan B Facility	$312.0	$312.8
Deferred financing fees and discount on debt	(4.9)	(5.1)
Obligations under finance lease	2.2	2.6
Total debt	309.3	310.3
Less: Current portion of debt	(4.3)	(4.6)
Noncurrent portion of debt	$305.0	$305.7

Term Loan B Facility

At March 31, 2019, we had $312.0 million outstanding under our long-term credit facility that matures on May 29, 2025 (the “Term Loan B Credit Agreement” and together with the facility thereunder, the “Term Loan B Facility”). Amounts outstanding under this facility bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement).

In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At March 31, 2019, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 5.12%.

The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. We are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time.

In connection with the Term Loan B Facility, we are required to make quarterly payments of $0.8 million with the balance expected to be due at maturity.

ABL Facility

We have an asset-based revolving loan facility (the “ABL Credit Agreement” and together with the facility thereunder, the “ABL Facility”) that matures on July 19, 2021 and provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.

As of March 31, 2019, we had no borrowings outstanding under the ABL Facility and available borrowings under the facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).

The Credit Agreements

The ABL Credit Agreement and the Term Loan B Credit Agreement (together, the “Credit Agreements”) contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of March 31, 2019, we were in compliance with all of the covenants relating to the Credit Agreements.

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Global Brass and Copper Holdings, Inc., net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2017	$(2.9)	$(2.9)
Other comprehensive income (loss)	0.8	0.8
Balance at March 31, 2018	$(2.1)	$(2.1)

(in millions)	Unrealized Gain (Loss) on Cash Flow Hedge	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2018	$(1.5)	$(4.6)	$(6.1)
Other comprehensive income (loss)	(1.2)	0.8	(0.4)
Balance at March 31, 2019	$(2.7)	$(3.8)	$(6.5)

11.	Income Taxes

The effective income tax rate, which is the provision for income taxes as a percentage of income before provision for income taxes, was 27.1% and 25.0% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective income tax rate for the three months ended March 31, 2019 is largely driven by increased tax expense on stock compensation due to a reduction of shares vesting in 2019 and a reduction of the difference between the stock price at grant date and vesting date. The effective income tax rates for the three months ended March 31, 2019 and 2018 also differed from the U.S. Federal statutory rate of 21%, due to state income taxes, stock compensation, and the utilization of tax credits.

As of March 31, 2019, and December 31, 2018, we had $23.9 million of unrecognized tax benefits, of which $8.2 million would impact the effective tax rate, if recognized. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties as of March 31, 2019 and December 31, 2018 were $2.8 million and $2.5 million, respectively. Our liability for uncertain tax positions, including accrued interest and penalties, of $26.7 million and $26.4 million at March 31, 2019 and December 31, 2018, respectively, are presented in other noncurrent liabilities in the accompanying consolidated balance sheets.

Our U.S. federal returns for the period ended December 31, 2015 and all subsequent periods remain open for audit. In addition, the majority of state returns for the period ended December 31, 2014 and all subsequent periods remain open for audit.

12.	Derivative Contracts

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

The following tables provide a summary of our outstanding derivative contracts:

	As of
(in millions)	March 31, 2019	December 31, 2018
Cash flow hedge:
Interest rate swap	$150.0	$150.0
Commodity and energy derivative contracts:
Metal	7.8	27.9
Energy and utilities	4.2	3.0
Total	$162.0	$180.9

	As of
(in millions)	March 31, 2019	December 31, 2018
Commodity and energy derivative contracts:
Notional amount - long	$50.5	$67.4
Notional amount - (short)	(38.5)	(36.5)
Net long / (short)	$12.0	$30.9

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

	As of March 31, 2019
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Commodity and energy derivative contracts:
Metal	$3.0	$(1.2)	$1.8
Energy and utilities	0.2	(0.2)	-
Collateral on deposit	0.1	-	0.1
Total	$3.3	$(1.4)	$1.9
Consolidated balance sheet location:
Prepaid expenses and other current assets			$1.9

	As of March 31, 2019
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Cash flow hedge:
Interest rate swap	$3.6	$-	$3.6
Commodity and energy derivative contracts:
Metal	1.2	(1.2)	-
Energy and utilities	0.2	(0.2)	-
Total	$5.0	$(1.4)	$3.6
Consolidated balance sheet location:
Other noncurrent liabilities			$3.6

	As of December 31, 2018
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets Presented in Consolidated Balance Sheet
Commodity and energy derivative contracts:
Metal	$3.3	$(3.3)	$-
Energy and utilities	0.1	(0.1)	-
Collateral on deposit	0.1	(0.1)	-
Total	$3.5	$(3.5)	$-

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Liabilities Presented in Consolidated Balance Sheet
Cash flow hedge:
Interest rate swap	$2.0	$-	$2.0
Commodity and energy derivative contracts:
Metal	4.2	(3.4)	0.8
Energy and utilities	0.3	(0.1)	0.2
Total	$6.5	$(3.5)	$3.0
Consolidated balance sheet location:
Accrued liabilities			$0.9
Other noncurrent liabilities			$2.1

The following table summarizes the effects of derivative contracts in the consolidated statements of comprehensive income and the consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flow hedge gains (losses) in other comprehensive income (loss) for:
Interest rate swap	$(1.6)	$-
Commodity and energy derivative contracts (gains) losses in cost of sales for:
Metal	$(2.8)	$1.9
Energy and utilities	(0.2)	-
Total commodity derivative contract (gains) losses in cost of sales	$(3.0)	$1.9

13.	Fair Value Measurements

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

As of March 31, 2019 and December 31, 2018, the fair value of our commodity and energy derivative contracts was a net asset of $1.9 million and a net liability of $1.0 million, respectively. In accordance with ASC 820, our commodity derivative contracts are considered Level 2 fair value measurements as they consist of both quoted price inputs and inputs provided by a third party that are derived principally from or corroborated by observable market data by correlation. These assumptions include, but are not limited to, those concerning interest rates, credit rates, discount rates, default rates and other factors. All of our derivative commodity contracts have a set term of 24 months or less.

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2019 and December 31, 2018, the fair value of our interest rate swap was a liability of $3.6 million and $2.0 million, respectively. The interest rate swap is measured using a valuation model with observable inputs from active markets and is a Level 2 fair value measurement.

We neither hold assets or liabilities requiring a Level 3 measurement nor have we had any transfers between the hierarchy levels during 2019 or 2018.

For purposes of financial reporting, we have determined that the carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short term nature. As of March 31, 2019 and December 31, 2018, the fair value of our money market funds, which are presented in cash and cash equivalents, was $64.1 million and $58.7 million, respectively. These cash equivalents are valued using quoted market prices at the respective balance sheet dates and are Level 1 fair value measurements.

Additionally, given the revolving nature and the variable interest rates, we have determined that the carrying value of the ABL Facility also approximates fair value. As of March 31, 2019, the fair value of our Term Loan B Facility approximated $310.4 million compared to a carrying value of $312.0 million. As of December 31, 2018, the fair value of our Term Loan B Facility approximated $304.2 million compared to a carrying value of $312.8 million. The fair values of the Term Loan B Facility were based upon quotes from financial institutions (Level 2 in the fair value hierarchy as defined by ASC 820).

14.	Commitments and Contingencies

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

Although we are not currently subject to any material claims with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location, it is possible that we may be in the future. For example, in January 2018, Olin Brass experienced a leak of mineral oil at its Waterbury, Connecticut facility. Our personnel, the Waterbury fire department, the U.S. EPA, the Connecticut DEEP, and remediation contractors responded immediately. We incurred approximately $0.7 million of expenses during the three months ended March 31, 2018 associated with this incident. Although we reached a final settlement with the U.S. EPA which resulted in a $6,000 fine, we remain in discussions with the Connecticut DEEP regarding ongoing remediation activity. We do not believe this incident will materially affect our long-term financial stability or cash flows.

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

Global Brass and Copper Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

15.	Subsequent Event

On April 9, 2019, we entered into a definitive merger agreement with Wieland-Werke AG (the “Merger Agreement”), a nearly 200-year-old, family-owned global technology and service company in the brass and copper industry. Per the Merger Agreement, Wieland will acquire all of the outstanding shares of GBC in an all-cash transaction. GBC shareholders will receive $44.00 per share in cash. The merger is expected to close in the second half of 2019. For additional details, please refer to the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on April 11, 2019.

The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others:

•	the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”);

•	(i) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) receipt of CFIUS Approval (as defined in the Merger Agreement), and (iii) the passage of sixty days after the parties notified the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) of the transactions contemplated by the Merger Agreement and the Company’s registration under the International Traffic and Arms Regulations shall not have been revoked or otherwise failed to be renewed in response to such notice given to the DDTC;

•	the absence of any law, order or injunction of a court of competent jurisdiction or governmental entity restraining, enjoining or otherwise prohibiting the consummation of the merger;

•	the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to certain materiality qualifiers);

•	the absence of a Company material adverse effect; and

•	the performance, in all material respects, by the parties of their respective obligations required by the Merger Agreement to be performed prior to the effective time.

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

Important factors that could cause actual results to differ materially from our expectations include general economic conditions, market demand, pricing and competitive factors, the ability to implement business and acquisition strategies, the ability to address unexpected operational issues, and the ability to continue to implement our balanced book approach, among others, which are disclosed under the “Risk Factors” section in Item 1A of Part II of this Quarterly Report on Form 10-Q, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, and in our other SEC filings. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in the section entitled “Cautionary Statement Concerning Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Our products are used in a variety of applications across diversified customer base, including the building and housing, munitions, automotive, transportation, coinage, electronics / electrical components, industrial machinery and equipment, signage, and general consumer industries. We access these markets through direct mill sales, our distribution network, and third-party distributors. We hold the exclusive production and distribution rights in North America for a lead-free brass rod product, which we sell under the Green Dot® and Eco Brass® brand names. We believe we are the only domestic copper and brass sheet manufacturer with distribution and service center operations, a competitive advantage which allows us to service and access customers with a wide variety of volume and service needs.

For a discussion of Key Factors Affecting our Results of Operations, including the “balanced book” approach, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

Recent Development

On April 9, 2019, we entered into a definitive merger agreement with Wieland-Werke AG (the “Merger Agreement”), a nearly 200-year-old, family-owned global technology and service company in the brass and copper industry. Per the Merger Agreement, Wieland will acquire all of the outstanding shares of GBC in an all-cash transaction. GBC shareholders will receive $44.00 per share in cash. The merger is expected to close in the second half of 2019. For additional details, please refer to the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on April 11, 2019.

The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others:

•	the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”);
•

(i) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) receipt of CFIUS Approval (as defined in the Merger Agreement), and (iii) the passage of sixty days after the parties notified the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) of the transactions contemplated by the Merger Agreement and the Company’s registration under the International Traffic and Arms Regulations shall not have been revoked or otherwise failed to be renewed in response to such notice given to the DDTC;

•	the absence of any law, order or injunction of a court of competent jurisdiction or governmental entity restraining, enjoining or otherwise prohibiting the consummation of the merger;
•	the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to certain materiality qualifiers);
•	the absence of a Company material adverse effect; and
•	the performance, in all material respects, by the parties of their respective obligations required by the Merger Agreement to be performed prior to the effective time.

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

The following discussions present an analysis of certain US GAAP and non-GAAP measures for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Net sales by customer arrangement

The following table presents our revenue disaggregated by the type of arrangement with the customer:

	Three Months Ended March 31,
(in millions)	2019	2018
Non-toll revenue	$430.7	$453.2
Unprocessed metal sales	32.1	35.6
Toll processing revenue	3.6	4.4
Intersegment net sales elimination	(36.1)	(21.4)
Net sales	$430.3	$471.8

Net sales and adjusted sales

Net sales is the most directly comparable US GAAP measure to adjusted sales, a non-GAAP revenue measure. We deduct the cost of our metal within cost of sales from net sales to arrive at adjusted sales. Metal cost reflects the cost of replacing metal sold to the customer, whereas adjusted sales is our internal measure of the value-added or conversion revenue generated from our operations. We use adjusted sales on a consolidated basis to monitor the revenue that is generated excluding the effects of fluctuations in commodity metal costs. We believe that adjusted sales supplements our US GAAP results because it provides a more complete understanding of the results of our business, and we believe it is useful to our investors and other parties for these same reasons.

Net sales is reconciled to adjusted sales as follows:

	Three Months Ended March 31,		Change: 2019 vs. 2018
(in millions, except per pound values)	2019	2018	Amount	Percent
Pounds shipped (a)	138.2	143.8	(5.6)	(3.9%)
Net sales	$430.3	$471.8	$(41.5)	(8.8%)
Metal component of net sales	(274.4)	(318.5)	44.1	(13.8%)
Adjusted sales	$155.9	$153.3	$2.6	1.7%

Net sales per pound	$3.11	$3.28	$(0.17)	(5.2%)
Less: Metal component of net sales per pound	1.99	2.21	(0.22)	(10.0%)
Adjusted sales per pound	$1.13	$1.07	$0.06	5.6%
Average copper price per pound (b)	$2.81	$3.14	$(0.33)	(10.5%)

(a)	Amounts exclude sales of unprocessed metal to toll customers.
(b)	Copper prices reported by the Commodity Exchange (“COMEX”).

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net sales decreased by $41.5 million, or 8.8%, primarily due to a $44.1 million decrease in the metal cost recovery component stemming from decreased metal prices and lower volumes, partially offset by improved pricing and increased sales of unprocessed metal. Adjusted sales increased by $2.6 million, or 1.7%, primarily due to favorable pricing and metal sourcing, partially offset by reduced volumes and greater concentration of sales in lower priced markets.

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

Gross profit is reconciled to adjusted gross profit as follows:

	Three Months Ended
	March 31,		Change:
(in millions)	2019	2018	2019 vs. 2018
Gross profit	$52.6	$49.0	$3.6
Unrealized loss (gain) on derivative contracts	(3.3)	2.4	(5.7)
Lower of cost or market adjustment to inventory	(2.8)	(0.9)	(1.9)
Step-up costs from acquisition accounting	-	0.2	(0.2)
Depreciation expense	4.5	4.0	0.5
Adjusted gross profit	$51.0	$54.7	$(3.7)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Gross profit increased by $3.6 million (7.3%) and was primarily impacted by favorable fluctuations in unrealized gains / losses on derivative contracts and lower of cost or market adjustments to inventory, partially offset by unfavorable volumes. Adjusted gross profit decreased by $3.7 million (6.8%) primarily due to unfavorable volumes and variable conversion costs, partially offset by increased pricing and the absence of $0.4 million of costs recognized in the prior year related to an environmental incident at an Olin Brass facility.

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

Selling, general and administrative expenses are reconciled to adjusted selling, general and administrative expenses as follows:

	Three Months Ended
	March 31,		Change:
(in millions)	2019	2018	2019 vs. 2018
Selling, general and administrative expenses	$23.9	$23.4	$0.5
Specified legal / professional expenses	(1.3)	-	(1.3)
Depreciation and amortization expense	(1.2)	(1.2)	-
Adjusted selling, general and administrative expenses	$21.4	$22.2	$(0.8)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Selling, general and administrative expenses increased by $0.5 million (2.1%) primarily due to professional fees related to merger and acquisition activity. Adjusted selling, general and administrative expenses decreased by $0.8 million (3.6%) largely due to improved cost control and the absence of $0.3 million of costs recognized in the prior year related to an environmental incident at an Olin Brass facility.

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

Net income attributable to Global Brass and Copper Holdings, Inc. is reconciled to adjusted EBITDA as follows:

	Three Months Ended March 31,		Change:
(in millions)	2019	2018	2019 vs. 2018
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.9	$15.8	$2.1
Interest expense, net	4.0	4.3	(0.3)
Provision for income taxes	6.7	5.3	1.4
Depreciation expense	5.6	5.1	0.5
Amortization expense	0.1	0.1	-
Unrealized loss (gain) on derivative contracts	(3.3)	2.4	(5.7)
Specified legal / professional expenses	1.3	-	1.3
Lower of cost or market adjustment to inventory	(2.8)	(0.9)	(1.9)
Step-up costs from acquisition accounting	-	0.2	(0.2)
Adjusted EBITDA	$29.5	$32.3	$(2.8)

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net income attributable to Global Brass and Copper Holdings, Inc. increased by $2.1 million mainly due to the combination of the following:

•	favorable fluctuations in unrealized gains / losses on derivative contracts of $5.7 million;
•	favorable fluctuation in lower of cost or market adjustments to inventory of $1.9 million;
•	a decrease in volumes;
•	an increase in the provision for income taxes of $1.4 million;
•	professional fees related to merger and acquisition activity of $1.3 million; and
•	increased depreciation expense of $0.5 million.

Adjusted EBITDA decreased by $2.8 million, or 8.7%, as a result of unfavorable volumes and variable conversion costs, partially offset by increased pricing, reduced selling, general and administrative expenses, and the absence of $0.7 million of costs recognized in the prior year related to an environmental incident at an Olin Brass facility.

Diluted earnings per common share and adjusted diluted earnings per common share

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is the most directly comparable US GAAP measure to adjusted diluted earnings per common share. Diluted income per common share increased by $0.11 for the three months ended March 31, 2019 as compared to the same period in 2018 for the same reasons driving the fluctuations in net income. The decrease in weighted average diluted common shares outstanding increased diluted earnings per common share by $0.02 during the three months ended March 31, 2019.

Adjusted diluted earnings per common share is defined as diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share adjusted to remove the per share impact of the add backs to EBITDA in calculating adjusted EBITDA. Adjusted diluted earnings per common share decreased by $0.10 for the three months ended March 31, 2019 as compared to the same period in 2018 for the same reasons driving the fluctuations in adjusted EBITDA, in addition to an increase in tax and depreciation expense, partially offset by a decrease in interest expense, net. The decrease in weighted average diluted common shares outstanding increased adjusted diluted earnings per common share by $0.01 during the three months ended March 31, 2019.

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

Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share is reconciled to adjusted diluted earnings per common share as follows:

	Three Months Ended March 31,		Change:
	2019	2018	2019 vs. 2018
Diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share	$0.82	$0.71	$0.11
Unrealized loss (gain) on derivative contracts	(0.15)	0.11	(0.26)
Specified legal / professional expenses	0.06	-	0.06
Lower of cost or market adjustment to inventory	(0.12)	(0.04)	(0.08)
Step-up costs from acquisition accounting	-	0.01	(0.01)
Tax impact on above adjustments (a)	0.05	(0.03)	0.08
Adjusted diluted earnings per common share	$0.66	$0.76	$(0.10)

(a)	Calculated based on our effective tax rate.

Results of Operations

Consolidated Results of Operations for the three months ended March 31, 2019, Compared to the three months ended March 31, 2018.

	Three Months Ended March 31,				Change: 2019 vs. 2018
(in millions)	2019	% of Net Sales	2018	% of Net Sales	Amount	Percent
Net sales	$430.3	100.0%	$471.8	100.0%	$(41.5)	(8.8%)
Cost of sales	(377.7)	87.8%	(422.8)	89.6%	45.1	(10.7%)
Gross profit	52.6	12.2%	49.0	10.4%	3.6	7.3%
Selling, general and administrative expenses	(23.9)	5.6%	(23.4)	5.0%	(0.5)	2.1%
Operating income	28.7	6.6%	25.6	5.4%	3.1	12.1%
Interest expense, net	(4.0)	0.8%	(4.3)	0.9%	0.3	(7.0%)
Other (expense) income, net	-	0.0%	(0.1)	0.0%	0.1	(100.0%)
Income before provision for income taxes	24.7	5.8%	21.2	4.5%	3.5	16.5%
Provision for income taxes	(6.7)	1.6%	(5.3)	1.1%	(1.4)	26.4%
Net income	18.0	4.2%	15.9	3.4%	2.1	13.2%
Net income attributable to noncontrolling interest	(0.1)	0.0%	(0.1)	0.0%	-	0.0%
Net income attributable to Global Brass and Copper Holdings, Inc.	$17.9	4.2%	$15.8	3.4%	$2.1	13.3%
Adjusted EBITDA (a)	$29.5	6.9%	$32.3	6.8%	$(2.8)	(8.7%)

(a)	See “Management’s View of Performance —Net income and adjusted EBITDA.”

The following discussions present an analysis of our results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. See “Management’s View of Performance” for discussions of net sales, adjusted sales, gross profit, adjusted gross profit, selling, general and administrative expenses, adjusted selling, general and administrative expenses, net income attributable to Global Brass and Copper Holdings, Inc., adjusted EBITDA, diluted net income attributable to Global Brass and Copper Holdings, Inc. per common share and adjusted diluted earnings per common share. These discussions should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Interest expense, net

Interest expense, net decreased by $0.3 million primarily due to increased interest income and a lower principal balance in 2019 partially offset by an increase in our average interest rate on our debt principal which increased from 4.9% to 5.1%.

The following table summarizes the components of interest expense, net:

	Three Months Ended March 31,		Change:
(in millions)	2019	2018	2019 vs. 2018
Interest on principal	$4.0	$3.9	$0.1
Amortization of debt discount and issuance costs	0.3	0.3	-
Other borrowing costs (a)	0.2	0.2	-
Interest income	(0.5)	(0.1)	(0.4)
Total interest expense, net	$4.0	$4.3	$(0.3)

(a)	Includes fees related to letters of credit and unused line of credit fees.

Provision for income taxes

The provision for income taxes increased by $1.4 million. The effective income tax rate ("ETR"), which is the provision for income taxes as a percentage of income before provision for income taxes, was 27.1% and 25.0% for the three months ended March 31, 2019 and 2018 respectively. The ETR increase was mainly driven by increased tax expense on stock compensation due to a reduction of shares vesting in 2019 and a reduction of the difference between the stock price at grant date and vesting date. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2019 and 2018 primarily due to state income taxes, stock compensation, and utilization of tax credits.

Segment Results of Operations

Segment Results of Operations for the three months ended March 31, 2019, Compared to the three months ended March 31, 2018.

The following discussions present an analysis of our results by segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

	Three Months Ended March 31,		Change: 2019 vs. 2018
(in millions)	2019	2018	Amount	Percent
Pounds shipped (a)
Olin Brass	62.4	63.3	(0.9)	(1.4%)
Chase Brass	54.1	57.1	(3.0)	(5.3%)
A.J. Oster	31.2	33.8	(2.6)	(7.7%)
Corporate and other (b)	(9.5)	(10.4)	0.9	8.7%
Total	138.2	143.8	(5.6)	(3.9%)
Net sales
Olin Brass	$208.3	$200.1	$8.2	4.1%
Chase Brass	146.3	171.6	(25.3)	(14.7%)
A.J. Oster	111.8	121.5	(9.7)	(8.0%)
Corporate and other (b)	(36.1)	(21.4)	(14.7)	(68.7%)
Total	$430.3	$471.8	$(41.5)	(8.8%)
Adjusted EBITDA
Olin Brass	$13.9	$14.0	$(0.1)	(0.7%)
Chase Brass	17.0	18.6	(1.6)	(8.6%)
A.J. Oster	5.7	5.7	-	0.0%
Total adjusted EBITDA of operating segments	$36.6	$38.3	$(1.7)	(4.4%)
Corporate and other	(7.1)	(6.0)	(1.1)	18.3%
Total consolidated adjusted EBITDA	$29.5	$32.3	$(2.8)	(8.7%)

(a)	Amounts exclude quantity of unprocessed metal sold.
(b)	Amounts represent intercompany eliminations.

See Note 5, "Segment Information," of our unaudited consolidated financial statements, which are included elsewhere in this report, for a reconciliation of adjusted EBITDA of segments to income before provision for income taxes and equity income.

Olin Brass

As of January 1, 2019, Olin Brass sales to its affiliate, A.J. Oster, include metal sales and conversion revenue, whereas historically, Olin Brass would provide toll processing services to unprocessed metal provided by A.J. Oster. Net sales increased by $8.2 million due to converting intercompany sales from a toll to non-toll basis. Excluding intercompany activity, net sales decreased due to decreased commodity prices and lower volumes, partially offset by increased sales of unprocessed metals. Volumes decreased in the reroll channel, as well as in building and housing, distribution, and automotive due to underlying demand, but were partially offset by increased sales in ordnance and coinage.

Adjusted EBITDA decreased by $0.1 million from the prior year period due primarily to unfavorable volumes and greater concentration of lower margin products, partially offset by favorable employee and employee related costs and outside service spend.

Chase Brass

Net sales decreased by $25.3 million due to decreased metal prices and volumes. Volumes decreased in building and housing, electronics / electrical components, and transportation due to underlying demand from our customers.

Adjusted EBITDA decreased by $1.6 million primarily due to unfavorable volumes and conversion costs, partially offset by better metal margins and improved raw material sourcing.

A.J. Oster

Net sales decreased by $9.7 million due to decreased volumes, partially offset by improved prices. Volume decreases were partially offset by increases in ordnance and building and housing.

Adjusted EBITDA was consistent with the prior year due to favorable selling prices, product mix, and cost control, offset by lower volumes.

Changes in Financial Condition

The following discussion presents an analysis of fluctuations in certain accounts within our consolidated balance sheet as of March 31, 2019 as compared to the amounts as of December 31, 2018. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

Accounts receivable increased by $43.2 million due to the timing of toll sales and the overall seasonal nature of the business.

Accounts payable increased by $19.3 million due to the overall seasonal nature of the business, increases in payment terms, and timing of quarter-end payments.

Accrued liabilities decreased by $13.6 million primarily due to the payment of annual incentive compensation awards during the first quarter of 2019.

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

At March 31, 2019, $10.8 million of our $110.3 million of cash and cash equivalents was held by our foreign subsidiaries. We believe cash held by our foreign subsidiaries provides these operations with the necessary liquidity to meet future obligations and allows them to reinvest in their operations. We do not expect restrictions on repatriation of cash held outside of the United States for domestic purposes to have a material effect on our overall liquidity, financial condition, or the results of operations for the foreseeable future.

On each of July 18, 2017 and May 29, 2018, we amended our long-term credit agreement that matures on May 29, 2025 (the “Term Loan B Credit Agreement” and the loans thereunder, the “Term Loan B Facility”), and on July 18, 2017, we amended our credit agreement governing our asset-based revolving facility that matures on July 19, 2021 (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility,” together, the “Credit Agreements), as further discussed in Note 9, "Financing." The Credit Agreements contain various customary covenants that limit or prohibit our ability, among other things, to (i) incur or guarantee additional indebtedness; (ii) pay certain dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments; (iii) make certain loans, acquisitions, capital expenditures or investments; (iv) sell certain assets, including stock of our subsidiaries; (v) enter into certain sale and leaseback transactions; (vi) create or incur certain liens; (vii) consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; (viii) enter into certain transactions with our affiliates; and (ix) engage in certain business activities.

We do not believe that the limitations imposed by the terms of our debt agreements have any significant impact on our liquidity, financial condition or results of operations. We believe that these resources will be sufficient to meet our working capital and debt service needs for the foreseeable future, including costs that we may incur in connection with our growth strategy.

On July 31, 2018, our Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), whereby we may repurchase up to $35.0 million of our common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended March 31, 2019. Since inception of the 2018 Share Repurchase Program through March 31, 2019, we have repurchased 400,000 shares for $12.6 million and have a remaining authorization of $22.4 million as of March 31, 2019. In addition, we frequently buy shares of our common stock from employees as an accommodation to them to satisfy their tax withholding obligations under our stock compensation plans.

Cash Flows

The following table presents the summary components of net cash provided by (used in) operating, investing and financing activities for the periods indicated. The following discussion presents an analysis of cash flows for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and should be read in conjunction with our consolidated statements of cash flows in our unaudited consolidated financial statements included elsewhere in this report.

Cash Flow Analysis	Three Months Ended March 31,		Change:
(in millions)	2019	2018	2019 vs. 2018
Cash flows (used in) provided by operating activities	$(3.7)	$13.7	$(17.4)
Cash flows used in investing activities	$(6.9)	$(9.1)	$2.2
Cash flows used in financing activities	$(4.8)	$(5.4)	$0.6

Cash flows from operating activities

Net cash provided by operating activities decreased by $17.4 million as changes in working capital resulted in increased cash outflows during the three months ended March 31, 2019 as compared to 2018. Inventory, accounts receivable and accounts payable accounted for $14.3 million of the $17.4 million decrease in cash flows. Accounts receivable were unfavorably impacted by the timing of toll sales and customer payments. Cash from operations benefited from increased net income.

Cash flows from financing activities

Net cash used in financing activities decreased by $0.6 million primarily due to a $1.9 million decrease in stock buy-backs related to stock compensation awards, partially offset by a $0.7 million decrease in proceeds from stock option exercises and a $0.6 million increase in dividend payments.

Outstanding Indebtedness

Term Loan B Facility

At March 31, 2019, we had $312.0 million outstanding under our Term Loan B Facility that matures on May 29, 2025. Amounts outstanding under this facility bear interest at a rate per annum equal to, at our option, either (1) 1.50% plus an Alternate Base Rate (as defined in the Term Loan B Credit Agreement) or (2) 2.50% plus the Adjusted LIBO Rate (as defined in the Term Loan B Credit Agreement).

In order to minimize the variability in cash flows caused by fluctuations in market interest rates, we entered into an interest rate swap agreement on May 25, 2018, which expires on May 31, 2023. This swap agreement fixes the LIBOR rate on $150.0 million of our floating rate LIBOR debt at 2.75%. At March 31, 2019, amounts outstanding under the Term Loan B Facility combined with our interest rate swap derivative accrued interest at a weighted average rate of 5.12%.

The Term Loan B Credit Agreement requires mandatory prepayments based on various events and circumstances as are customary in such agreements. We are subject to a 50% excess cash flow sweep, subject to step-downs to 25% and 0% depending on the total net leverage ratio from time to time. We may, however, voluntarily prepay outstanding loans under the Term Loan B Facility at any time.

In connection with the Term Loan B Facility, we are required to make quarterly payments of $0.8 million with the balance expected to be due at maturity.

ABL Facility

Our ABL Facility is an asset-based revolving loan facility that matures on July 19, 2021 and provides for borrowings of up to the lesser of $200.0 million or the borrowing base, in each case less outstanding loans and letters of credit.

As of March 31, 2019, we had no borrowings outstanding under the ABL Facility and available borrowings under this facility were $195.4 million after giving effect to $4.6 million of letters of credit outstanding, which are used to provide collateral for our insurance programs. We may request an increase in the maximum commitments, at our option and under certain circumstances, of up to $200.0 million (but the lenders are not obligated to grant such an increase).

The Credit Agreements

The Credit Agreements that govern our ABL Facility and our Term Loan B Facility contain various covenants consistent with debt agreements of this kind, such as restrictions on the amounts of dividends we can pay. As of March 31, 2019, we were in compliance with all of the covenants relating to the Credit Agreements.

For additional information regarding our ABL Facility, our Term Loan B Facility and our capital lease obligations, see Note 9, "Financing," to our unaudited consolidated financial statements, which are included elsewhere in this report.

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see the notes to our unaudited consolidated financial statements, which are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

(b)	Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently, and from time to time, involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. For a discussion of risks related to various legal proceedings and claims, see the risk factors described in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K under “Item 1A — Risk Factors” filed with the SEC on February 28, 2019 with the exception of the following:

On April 9, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wieland Holdings, Inc., an Illinois corporation (“Parent”), Elephant Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and Wieland-Werke Aktiengesellschaft, a German stock corporation (“Parent Holdco”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned, indirect subsidiary of Parent Holdco. The Merger Agreement provides that each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock held by the Company in treasury, shares of Common Stock held by Parent Holdco or any wholly owned subsidiary of the Company or Parent Holdco, and shares of Common Stock held by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and who are entitled to and have properly exercised, and have not lost or properly withdrawn their demand for, appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be cancelled and converted into the right to receive $44 in cash (the “Merger Consideration”), without interest thereon, subject to applicable withholding taxes.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our business or result in a loss of customers or employees.

The Merger Agreement includes restrictions on how we conduct our business while the Merger is pending, generally requiring us to conduct our business in the usual, regular and ordinary course in all material respects, as well as imposing more specific limits with respect to certain matters absent Parent’s consent. These and other restrictions in the Merger Agreement may prevent us from responding effectively to business developments and opportunities. The pendency of the Merger may also divert our management’s attention and our other resources from ongoing business and operations. In addition, customers may have uncertainties about the Merger, and delay or defer business decisions or seek to terminate or change their relationships because of the Merger. Similarly, the Merger may materially adversely affect our ability to attract, retain or motivate employees. If any of these effects were to occur, it could materially and adversely impact our financial performance while the Merger is pending.

The closing of the Merger is subject to customary closing conditions as well as other uncertainties, and the Merger may not be completed.

The consummation of the Merger is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) stockholder approval, (ii) the representations and warranties of the parties being true and correct, except as permitted by the Merger Agreement, (iii) the parties’ performance in all material respects of their respective covenants and other obligations, and (iv) the expiration or termination of each of the applicable Hart-Scott-Rodino waiting period and the applicable U.S. Department of State’s Directorate of Defense Trade Controls (the “DDTC”) waiting period after the parties have notified DDTC, and (v) the receipt of approval from the Committee on Foreign Investment in the United States. The Merger is not subject to a financing condition. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the closing conditions are not timely satisfied, or if another event occurs that delays or prevents the Merger, our business, financial condition and results of operations may be materially and adversely affected.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay a termination fee of up to $39,952,535 if the Merger is not consummated due to certain circumstances as outlined in the Merger Agreement. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from customers, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

In certain circumstances, the Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that limit our ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.

If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

We will incur substantial transaction fees and costs in connection with the Merger.

We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities

	Stock Compensation Plans		Share Repurchase Program
Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased (2)	Average Price per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (millions) (2)
January 1, 2019 through January 31, 2019	-	$-	-	$-	$22.4
February 1, 2019 through February 28, 2019	15,826	$30.98	-	$-	$22.4
March 1, 2019 through March 31, 2019	31,642	$32.61	-	$-	$22.4
Total	47,468	$32.07	-	$-	N/A

(1)	Includes shares which were surrendered to the Company by participants under share-based compensation plans to satisfy tax withholding obligations relating to the vesting of equity awards.
(2)	On July 31, 2018, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to $35.0 million of its common stock on the open market through September 30, 2020. There were no shares repurchased under this program during the three months ended March 31, 2019.

Limitations Upon the Payment of Dividends

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of April 9, 2019, by and among Wieland Holdings, Inc., Elephant Acquisition Corp., Global Brass and Copper Holdings, Inc. and Wieland-Werke Aktiengesellschaft.

10.1*^	Form of Amendment to Executive Agreement.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed on Form 8-K of Global Brass and Copper Holdings, Inc. on April 11, 2019 and incorporated by reference herein.
^	Compensatory plan or arrangement.
**	This certification is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BRASS AND COPPER HOLDINGS, INC

By:	/s/ Christopher J. Kodosky
Christopher J. Kodosky
Chief Financial Officer

Date: May 2, 2019